Form 10-Q
period 2017-06-30
VECTOR GROUP LTD
filed 2017-08-04
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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
☐ Yes ☒ No

At August 3, 2017, Vector Group Ltd. had 128,742,114 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$410,409	$393,530
Investment securities available for sale	146,223	156,903
Accounts receivable - trade, net	25,479	18,801
Inventories	87,979	89,834
Income taxes receivable, net	8,178	16,110
Restricted assets	8,797	7,330
Other current assets	29,458	22,955
Total current assets	716,523	705,463
Property, plant and equipment, net	80,994	80,448
Investments in real estate, net	23,675	23,640
Long-term investments	75,171	53,197
Investments in real estate ventures	201,356	221,258
Restricted assets	3,754	3,986
Goodwill and other intangible assets, net	261,189	261,918
Prepaid pension costs	22,882	22,273
Other assets	34,742	31,852
Total assets	$1,420,286	$1,404,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$20,941	$39,508
Current payments due under the Master Settlement Agreement	68,039	16,192
Current portion of employee benefits	937	937
Litigation accruals	5,371	3,659
Other current liabilities	145,825	135,852
Total current liabilities	241,113	196,148
Notes payable, long-term debt and other obligations, less current portion	1,158,877	1,132,943
Fair value of derivatives embedded within convertible debt	95,627	112,332
Non-current employee benefits	59,384	58,958
Deferred income taxes, net	85,176	93,085
Payments due under the Master Settlement Agreement	23,642	22,257
Litigation accruals	23,574	27,513
Other liabilities	17,414	14,071
Total liabilities	1,704,807	1,657,307
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,128,934,081 and 127,739,481 shares issued and outstanding	12,893	12,774
Accumulated deficit	(368,140)	(333,529)
Accumulated other comprehensive loss	(12,606)	(11,245)
Total Vector Group Ltd. stockholders' deficiency	(367,853)	(332,000)
Non-controlling interest	83,332	78,728
Total stockholders' deficiency	(284,521)	(253,272)
Total liabilities and stockholders' deficiency	$1,420,286	$1,404,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Tobacco*	$272,177	$255,498	$529,631	$476,513
Real estate	199,812	182,765	357,566	342,512
E-cigarettes	—	10	—	48
Total Revenues	471,989	438,273	887,197	819,073

Expenses:
Cost of sales:
Tobacco*	186,907	168,607	362,661	305,345
Real estate	127,987	115,017	228,156	214,695
E-cigarettes	—	7	—	13
Total cost of sales	314,894	283,631	590,817	520,053

Operating, selling, administrative and general expenses	83,183	83,922	167,952	163,750
Litigation settlement and judgment expense	102	—	1,687	2,350
Restructuring charges	—	—	—	41
Operating income	73,810	70,720	126,741	132,879

Other income (expenses):
Interest expense	(46,691)	(36,369)	(92,912)	(67,089)
Loss on extinguishment of debt	—	—	(34,110)	—
Change in fair value of derivatives embedded within convertible debt	8,134	7,416	16,705	17,110
Equity in earnings from real estate ventures	15,291	2,813	26,404	2,306
Equity in (losses) earnings from investments	(1,459)	1,089	(2,520)	(582)
Gain on sale of investment securities available for sale	37	139	187	706
Impairment of investment securities available for sale	(87)	(49)	(126)	(4,862)
Other, net	1,338	581	2,997	1,628
Income before provision for income taxes	50,373	46,340	43,366	82,096
Income tax expense	18,827	19,003	16,045	33,366

Net income	31,546	27,337	27,321	48,730

Net income attributed to non-controlling interest	(4,735)	(3,322)	(4,737)	(5,377)

Net income attributed to Vector Group Ltd.	$26,811	$24,015	$22,584	$43,353

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.20	$0.19	$0.16	$0.34

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.20	$0.19	$0.16	$0.34

Dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and cost of sales include federal excise taxes of $115,194, $106,861, $224,562 and $197,707, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$31,546	$27,337	$27,321	$48,730

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(3,043)	(820)	(3,219)	(5,454)
Net unrealized losses (gains) reclassified into net income	50	(90)	(61)	4,156
Net unrealized losses on investment securities available for sale	(2,993)	(910)	(3,280)	(1,298)

Net change in forward contracts	1	9	2	18

Net change in pension-related amounts -
Amortization of loss	489	445	977	890
Net change in pension-related amounts	489	445	977	890

Other comprehensive loss	(2,503)	(456)	(2,301)	(390)

Income tax effect on:
Change in net unrealized losses on investment securities	1,235	337	1,311	2,245
Net unrealized losses (gains) reclassified into net income on investment securities	(20)	37	25	(1,708)
Forward contracts	1	(4)	—	(7)
Pension-related amounts	(198)	(183)	(396)	(366)
Income tax benefit on other comprehensive loss	1,018	187	940	164

Other comprehensive loss, net of tax	(1,485)	(269)	(1,361)	(226)

Comprehensive income	30,061	27,068	25,960	48,504

Comprehensive income attributed to non-controlling interest	(4,735)	(3,322)	(4,737)	(5,377)
Comprehensive income attributed to Vector Group Ltd.	$25,326	$23,746	$21,223	$43,127

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2017	127,739,481	$12,774	$—	$(333,529)	$(11,245)	$78,728	$(253,272)
Net income	—	—	—	22,584	—	4,737	27,321
Total other comprehensive loss	—	—	—	—	(1,361)	—	(1,361)
Total comprehensive income	—	—	—	—	—	—	25,960
Distributions and dividends on common stock	—	—	(49,139)	(57,195)	—	—	(106,334)
Issuance of common stock	2,000,000	200	43,030	—	—	—	43,230
Cancellation of shares under share lending agreement	(805,400)	(81)	81	—	—	—	—
Stock-based compensation	—	—	6,028	—	—	—	6,028
Distributions to non-controlling interest	—	—	—	—	—	(133)	(133)
Balance as of June 30, 2017	128,934,081	$12,893	$—	$(368,140)	$(12,606)	$83,332	$(284,521)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$117,611	$78,825
Cash flows from investing activities:
Sale of investment securities	22,396	67,033
Maturities of investment securities	93,368	343
Purchase of investment securities	(109,891)	(56,691)
Proceeds from sale or liquidation of long-term investments	466	1,000
Purchase of long-term investments	(26,000)	(50)
Investments in real estate ventures	(8,454)	(11,806)
Distributions from investments in real estate ventures	23,338	17,983
Increase in cash surrender value of life insurance policies	(854)	(393)
(Increase) decrease in restricted assets	(1,235)	2,674
Issuance of notes receivable	(1,500)	—
Proceeds from sale of fixed assets	75	5
Capital expenditures	(8,346)	(7,615)
Pay downs of investment securities	1,620	4,926
Investments in real estate, net	(205)	(81)
Net cash (used in) provided by investing activities	(15,222)	17,328
Cash flows from financing activities:
Proceeds from issuance of debt	850,020	243,282
Deferred financing costs	(19,200)	(6,600)
Repayments of debt	(836,145)	(2,917)
Borrowings under revolver	110,979	89,695
Repayments on revolver	(129,479)	(80,223)
Dividends and distributions on common stock	(104,750)	(97,846)
Contributions from non-controlling interest	—	248
Distributions to non-controlling interest	(165)	(7,422)
Proceeds from issuance of Vector common stock	43,230	—
Net cash (used in) provided by financing activities	(85,510)	138,217
Net increase in cash and cash equivalents	16,879	234,370
Cash and cash equivalents, beginning of period	393,530	240,368
Cash and cash equivalents, end of period	$410,409	$474,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation:
The condensed consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of Liggett Group LLC (“Liggett”), Vector Tobacco Inc. (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), Zoom E-Cigs LLC (“Zoom”), New Valley LLC (“New Valley”) and other less significant subsidiaries. New Valley includes the accounts of Douglas Elliman Realty, LLC (“Douglas Elliman”) and other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributed to Vector Group Ltd.	$26,811	$24,015	$22,584	$43,353
Income attributed to participating securities	(1,501)	(784)	(2,984)	(1,417)
Net income available to common shares attributed to Vector Group Ltd.	$25,310	$23,231	$19,600	$41,936

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average shares for basic EPS	126,180,511	123,969,150	125,876,144	123,965,476
Plus incremental shares related to stock options and non-vested restricted stock	354,577	248,165	317,563	226,155
Weighted-average shares for diluted EPS	126,535,088	124,217,315	126,193,707	124,191,631

The following were outstanding during the three and six months ended June 30, 2017 and 2016, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted-average number of shares issuable upon conversion of debt	26,140,250	26,140,251	26,140,250	26,140,251
Weighted-average conversion price	$18.70	$18.70	$18.70	$18.70

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company's debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector's stock price. At June 30, 2017, the range of estimated fair values of the Company's embedded derivatives was between $95,256 and $96,300. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $95,627 as of June 30, 2017. At December 31, 2016, the range of estimated fair values of the Company's embedded derivatives was between $111,653 and $113,090. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $112,332 as of December 31, 2016. The estimated fair value of the Company's embedded derivatives could change significantly based on future market conditions. (See Note 6.)

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

(g)	Other, Net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income	$1,625	$1,452	$3,370	$2,776
Gain on long-term investment	197	—	162	—
Impairment of long-term investments	(525)	(921)	(525)	(1,203)
Other income (expense)	41	50	(10)	55
Other, net	$1,338	$581	$2,997	$1,628

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	June 30, 2017	December 31, 2016
Accounts payable	$9,453	$10,573
Accrued promotional expenses	19,857	23,763
Accrued excise and payroll taxes payable, net	22,809	10,044
Accrued interest	33,130	35,449
Commissions payable	14,269	6,164
Accrued salary and benefits	20,857	26,958
Other current liabilities	25,450	22,901
Total other current liabilities	$145,825	$135,852

(i)	Goodwill and Other Intangible Assets, Net:

The components of “Goodwill and other intangible assets, net” were as follows:

	June 30, 2017	December 31, 2016
Goodwill	$70,815	$70,815

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	2,863	3,592

Total goodwill and other intangible assets, net	$261,189	$261,918

(j)	Subsequent Event:

On July 31, 2017, Douglas Elliman entered into a contract of sale to acquire Los Angeles-based Teles Properties, a California real estate brokerage firm.

(k)	New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2017:

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modified U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 was effective for the Company's fiscal year beginning January 1, 2017, including interim periods. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. See Note 9 for information regarding the impact on the Company's condensed consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update were effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. The adoption of ASU 2014-15 did not change the Company’s conclusion of its ability to continue as a going concern.

ASUs to be adopted in future periods:

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 provides guidance that require an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The amendments of this ASU are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 is not expected to have a material impact on the Company's condensed consolidated financial statements. The Company does not plan to early adopt ASU 2017-07.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s condensed consolidated financial statements and does not plan to early adopt ASU 2016-18.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company's fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s condensed consolidated financial statements and does not plan to early adopt ASU 2016-15.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, FASB issued ASU 2014-9 that outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date the new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning subsequent to December 15, 2016. The Company currently anticipates it will present the cumulative effect of initially applying the new standard at the date of initial application, however, this expectation may change following the completion of the Company's evaluation of the impact of this guidance on the Company's condensed consolidated financial statements and related disclosures.
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

2.	INVENTORIES

Inventories consist of:

	June 30, 2017	December 31, 2016
Leaf tobacco	$40,378	$46,253
Other raw materials	3,438	3,733
Work-in-process	390	633
Finished goods	69,010	65,052
Inventories at current cost	113,216	115,671
LIFO adjustments	(25,237)	(25,837)
	$87,979	$89,834

All of the Company's inventories at June 30, 2017 and December 31, 2016 are reported under the LIFO method. The $25,237 LIFO adjustment as of June 30, 2017 decreases the current cost of inventories by $17,633 for Leaf tobacco, $213 for Other raw materials, $29 for Work-in-process and $7,362 for Finished goods. The $25,837 LIFO adjustment as of December 31, 2016 decreased the current cost of inventories by $17,632 for Leaf tobacco, $214 for Other raw materials, $29 for Work-in-process and $7,962 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At June 30, 2017, Liggett had tobacco purchase commitments of approximately $21,463. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Each period, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,689 and $17,364 at June 30, 2017 and December 31, 2016, respectively. Federal excise tax in inventory was $28,949 and $25,888 at June 30, 2017 and December 31, 2016.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at June 30, 2017 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$35,425	$12,427	$(55)	$47,797
Mutual funds invested in fixed income securities	20,734	141	—	20,875
Marketable debt securities	77,201	350	—	77,551
Total investment securities available for sale	$133,360	$12,918	$(55)	$146,223

The components of investment securities available for sale at December 31, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$34,956	$16,141	$(254)	$50,843
Mutual funds invested in fixed income securities	20,507	81	(6)	20,582
Marketable debt securities	85,297	181	—	85,478
Total investment securities available for sale	$140,760	$16,403	$(260)	$156,903

The table below summarizes the maturity dates of marketable debt securities at June 30, 2017.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,527	$—	$28,527	$—
Corporate securities	40,128	7,766	32,362	—
U.S. mortgage-backed securities	5,648	—	26	5,622
Commercial mortgage-backed securities	440	—	—	440
Index-linked U.S. bonds	2,307	—	2,307	—
Foreign fixed-income securities	501	—	501	—
Total marketable debt securities by maturity dates	$77,551	$7,766	$63,723	$6,062

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
June 30, 2017
Marketable equity securities	$5,945	$(55)	$—	$—	$5,945	$(55)
	$5,945	$(55)	$—	$—	$5,945	$(55)

December 31, 2016
Marketable equity securities	$5,746	$(254)	$—	$—	$5,746	$(254)
Mutual funds invested in fixed income securities	10,253	(6)	—	—	10,253	(6)
	$15,999	$(260)	$—	$—	$15,999	$(260)

Unrealized losses from mutual funds invested in fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity securities are due to market price movements. The Company believes the unrealized losses associated with the Company's mutual funds and equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Gross realized gains on sales	$90	$206	$295	$955
Gross realized losses on sales	(53)	(67)	(108)	(249)
Gains on sale of investment securities available for sale	$37	$139	$187	$706

Gross realized losses on other-than-temporary impairments	$(87)	$(49)	$(126)	$(4,862)

The Company recorded an “Other-than-temporary impairment” charge of $87 and $126 during the three and six months ended June 30, 2017, respectively. The Company recorded an “Other-than-temporary impairment” charge of $49 and $4,862 during the three and six months ended June 30, 2016, respectively. The largest component of the charge for the six months ended June 30, 2016 was $4,772 related to an investment in the common stock of Morgans Hotel Group Co. (“MHGC”), a company where Vector's President and Chief Executive Officer served as Chairman of the Board of Directors until December 1, 2016 when MHGC merged with another company. As a result, the common shares of MHGC ceased to be outstanding.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company's investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
Proceeds from investment securities sales totaled $22,396 and $67,033 and proceeds from early redemptions by issuers totaled $94,988 and $5,269 in the six months ended June 30, 2017 and 2016, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	June 30, 2017	December 31, 2016
Investments accounted at cost	$60,450	$35,476
Investments accounted for under the equity method	14,721	17,721
	$75,171	$53,197

(a) Cost-Method Investments:

Long-term investments accounted at cost consisted of the following:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$60,450	$68,857	$34,975	$40,569
Real estate partnership	—	—	501	494
	$60,450	$68,857	$35,476	$41,063

The principal business of the investment partnerships is investing in investment securities. The estimated fair value of the investment partnerships was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In the future, the Company may invest in other investments, including limited partnerships, real estate investments, equity securities, debt securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.
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
The Company invested $25,000 in five new investments and made an additional contribution of $1,000 to one of its existing investments during the six months ended June 30, 2017. There were no cash contributions during the six months ended June 30, 2016. The Company received cash distributions of $663 and $1,000 from the Company's investments in long-term investments under the cost method for the six months ended June 30, 2017 and 2016, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	June 30, 2017	December 31, 2016
Indian Creek Investors LP ("Indian Creek")	$3,209	$5,248
Boyar Value Fund ("Boyar")	8,328	7,816
Ladenburg Thalmann Financial Services Inc. ("LTS")	3,184	4,657
Castle Brands, Inc. ("Castle")	—	—
	$14,721	$17,721

At June 30, 2017, the Company's ownership percentages in Indian Creek, Boyar, LTS and Castle were 20.09%, 32.18%, 7.79% and 7.96%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company's ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The value of Boyar, based on the quoted market price as of June 30, 2017, was $8,328, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.
At June 30, 2017, the aggregate values of the LTS and Castle investments based on the quoted market price were $37,067 and $21,794, respectively.
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
The Company received cash distributions of $480 and $572 from the Company's investments in long-term investments under the equity method for the six months ended June 30, 2017 and 2016, respectively. The Company recognized equity in losses from investments under the equity method of $1,459 for the three months ended June 30, 2017 and equity in earnings from investments under the equity method of $1,089 for the three months ended June 30, 2016. The Company recognized equity in losses from investments under the equity method of $2,520 and $582 for the six months ended June 30, 2017 and 2016, respectively. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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

Investments in real estate ventures:

New Valley also holds equity investments in various real estate projects. The majority of New Valley's investment in real estate ventures were located in the New York City Standard Metropolitan Statistical Area ("SMSA"). New Valley aggregated the disclosure of its investments in real estate ventures by property type and operating characteristics.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	June 30, 2017	December 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$128,168	$131,770
All other U.S. areas	3.0% - 48.5%	26,615	40,950
		154,783	172,720
Apartment Buildings:
All other U.S. areas	7.6% - 16.3%	7,458	8,287
		7,458	8,287
Hotels:
New York City SMSA	5.2%	22,226	21,895
International	49.0%	2,501	3,037
		24,727	24,932
Commercial:
New York City SMSA	49.0%	2,820	3,290
All other U.S. areas	2.1%	9,844	10,000
		12,664	13,290

Other	50.0%	1,724	2,029
Investments in real estate ventures		$201,356	$221,258

Contributions:

New Valley made contributions to its investments in real estate ventures as follows:

	Six Months Ended June 30,
	2017	2016
Condominium and Mixed Use Development:
New York City SMSA	$675	$1,259
All other U.S. areas	6,242	7,542
	6,917	8,801
Hotels:
New York City SMSA	1,537	2,515
International	—	490
	1,537	3,005

Total contributions	$8,454	$11,806

New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the six months ended June 30, 2017 and June 30, 2016. New Valley did not elect to make certain capital contributions to Monad Terrace. This resulted in a change in ownership percentage from 24.3% to 22.2%. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investors. New Valley's direct investment percentage for these ventures did not change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

New Valley received distributions from its investments in real estate ventures as follows:

	Six Months Ended June 30,
	2017	2016
Condominium and Mixed Use Development:
New York City SMSA	$31,280	$9,940
All other U.S. areas	17,949	10,045
	49,229	19,985
Apartment Buildings:
All other U.S. areas	182	8,707
	182	8,707
Hotels:
International	239	—
	239	—
Commercial:
New York City SMSA	101	235
All other U.S. areas	92	—
	193	235

Other	1,150	1,049
Total distributions	$50,993	$29,976

Of the distributions received by New Valley from its investment in real estate ventures, $27,655 and $11,993 were from distributions of earnings for the six months ended June 30, 2017 and June 30, 2016, respectively, and $23,338 and $17,983 were a return of capital for the six months ended June 30, 2017 and June 30, 2016, respectively. Distributions from earnings are included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Condominium and Mixed Use Development:
New York City SMSA	$17,116	$3,279	$29,296	$2,610
All other U.S. areas	(863)	(317)	(1,155)	(831)
	16,253	2,962	28,141	1,779
Apartment Buildings:
All other U.S. areas	(724)	1,630	(647)	2,146
	(724)	1,630	(647)	2,146
Hotels:
New York City SMSA	(519)	(494)	(1,206)	(1,074)
International	254	305	(296)	230
	(265)	(189)	(1,502)	(844)
Commercial:
New York City SMSA	(124)	(1,744)	(369)	(1,532)
All other U.S. areas	(64)	—	(64)	—
	(188)	(1,744)	(433)	(1,532)

Other	215	154	845	757
Equity in earnings from real estate ventures	$15,291	$2,813	$26,404	$2,306

Investment in Real Estate Ventures Entered into during 2017:

In March 2017, New Valley invested $1,170 for an approximate 3.0% interest in Witkoff GP Partners LLC. The purpose of the joint venture is to use contributed capital to invest in other real estate ventures. New Valley has invested an additional $4,286 as of June 30, 2017. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Witkoff GP Partners LLC was $5,463 at June 30, 2017. New Valley has committed to contribute up to an additional $14,544 to the venture.

In April 2017, New Valley invested $402 for an approximate 9.8% interest in New Brookland East LLC. The joint venture plans to develop a condominium complex.  The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in New Brookland East LLC was $410 at June 30, 2017.

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real state ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities ("VIEs").

The carrying amount of the consolidated assets of the VIEs was  $14,533 and $14,385 as of  June 30, 2017 and December 31, 2016, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of June 30, 2017 and December 31, 2016. A VIE's assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company's senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley's maximum exposure to loss was as follows:

June 30, 2017
Condominium and Mixed Use Development:
New York City SMSA	$129,745
All other U.S. areas	32,377
162,122
Apartment Buildings:
All other U.S. areas	7,458
7,458
Hotels:
New York City SMSA	22,226
International	2,501
24,727
Commercial:
New York City SMSA	2,820
All other U.S. areas	9,844
12,664
Other	1,724
Total maximum exposure to loss	$208,695

For the six months ended June 30, 2017, New Valley recognized $3,766 of interest expense that was previously capitalized into the carrying value of its ventures. For the six months ended June 30, 2016, New Valley capitalized $4,836 of interest expense into the carrying value of its ventures whose projects were currently under development.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $5,371 and $8,079 from these projects for the six months ended June 30, 2017 and June 30, 2016, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
Pursuant to Rule 10-01(b), the following summarized financial data for unconsolidated subsidiaries includes information for the 10 Madison Square West Condominium and Mixed Use Development. New Valley has elected a one-month lag reporting period for 10 Madison Square West.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Condominium and Mixed Use Development:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income Statement
Revenue	$102,039	$196,658	$162,364	$258,584
Cost of sales	49,037	122,911	101,879	155,714
Other expenses	1,512	1,151	3,093	1,436
Income from continuing operations	$51,490	$72,596	$57,392	$101,434

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	June 30, 2017	December 31, 2016
Escena, net	$10,622	$10,792
Sagaponack	13,053	12,848
Investments in real estate, net	$23,675	$23,640

Escena.  The assets of “Escena, net” were as follows:

	June 30, 2017	December 31, 2016
Land and land improvements	$8,907	$8,907
Building and building improvements	1,879	1,878
Other	2,058	2,028
	12,844	12,813
Less accumulated depreciation	(2,222)	(2,021)
	$10,622	$10,792

New Valley recorded operating losses of $345 and $299 for the three months ended June 30, 2017 and 2016, respectively, from Escena. New Valley recorded operating income of $207 and $209 for the six months ended June 30, 2017 and 2016, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of June 30, 2017, the assets of Sagaponack consisted of land and land improvements of $13,053.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	June 30, 2017	December 31, 2016
Vector:
7.75% Senior Secured Notes due 2021, including premium of $13,954	$—	$848,954
6.125% Senior Secured Notes due 2025	850,000	—
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $91,396 and $108,480*	138,604	121,520
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $62,852 and $71,247*	195,898	187,503
Liggett:
Revolving credit facility	18,810	37,163
Term loan under credit facility	2,852	2,999
Equipment loans	3,474	4,519
Other	512	591
Notes payable, long-term debt and other obligations	1,210,150	1,203,249
Less:
Debt issuance costs	(30,332)	(30,798)
Total notes payable, long-term debt and other obligations	1,179,818	1,172,451
Less:
Current maturities	(20,941)	(39,508)
Amount due after one year	$1,158,877	$1,132,943
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($42,489 at June 30, 2017 and $52,899 at December 31, 2016, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($53,138 at June 30, 2017 and $59,433 at December 31, 2016, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

On February 26, 2017, the Company retired the outstanding $835,000 principal amount of its 7.75% Senior Secured Notes at a premium of 103.875%, plus accrued and unpaid interest. The Company accounted for the redemption of the 7.75% senior secured notes as an extinguishment of the debt. The Company incurred a loss on the extinguishment of debt of $34,110 for the six months ended June 30, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash charges of $1,754.

6.125% Senior Secured Notes due 2025 — Vector:
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
The indenture contains covenants that restrict the payment of dividends by the Company if the Company's consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company's Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company's Leverage Ratio is defined in the indenture as the ratio of the Company's and the guaranteeing subsidiaries' total debt less the fair market value of the Company's cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company's Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of June 30, 2017, the Company was in compliance with all debt covenants.
Variable Interest Senior Convertible Debt — Vector:

Share Lending Agreement:

In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, shares of the Company’s common stock under the Share Lending Agreement. As of June 30, 2017, 774,479 shares were outstanding on the Share Lending Agreement. The fair value of the outstanding shares was $16,512. During the six months ended June 30, 2017, 805,400 shares were returned but no cash was exchanged. The issuance costs associated with the Share Lending Agreement were presented on the balance sheet as a direct deduction from the face amount of the related debt. The unamortized amount of these issuance costs was $1,803 and $2,140 at June 30, 2017 and December 31, 2016, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of June 30, 2017 and December 31, 2016, are summarized below:

	June 30, 2017		December 31, 2016
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$15.22	65.7030	$15.22	65.7030
5.5% Variable Interest Senior Convertible Debentures due 2020	$23.46	42.6185	$23.46	42.6185

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of June 30, 2017, a total of $21,662 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $28,700 based on eligible collateral at June 30, 2017.

Non-Cash Interest Expense and Loss on Extinguishment of Debt - Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017		2016
Amortization of debt discount, net	$13,426	$8,653	$25,262		$16,609
Amortization of debt issuance costs	2,233	1,401	4,233		2,569
Loss on extinguishment of 7.75% Senior Secured Notes	—	—	1,754	(1)	—
	$15,659	$10,054	$31,249		$19,178
______________________
(1) The non-cash loss on extinguishment of the 7.75% Senior Secured Notes is a component of the $34,110 loss on the extinguishment of debt.

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2017			December 31, 2016
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,210,150	(1)	$1,543,292	$1,203,249	(1)	$1,570,732

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 10.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company's notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company's credit risk as described in the Company's Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2017 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended June 30, 2017 and 2016, Liggett incurred tobacco product liability legal expenses and costs totaling $1,683 and $1,707, respectively. For the six months ended June 30, 2017 and 2016, Liggett incurred tobacco product liability legal expenses and costs totaling $4,820 and $5,878, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals of the Calloway, Boatright and Ward cases Liggett, as of June 30, 2017, had secured $4,241 in bonds.
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
    Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other industry defendants in approximately 130 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of June 30, 2017, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. There have been 16 verdicts returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants' motion for a new trial) and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial). Calloway, Irimi, Cohen

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

and Caprio were subsequently resolved under the Engle Progeny Settlement II, discussed below. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 7 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). In December 2016, Liggett entered into an agreement to settle 124 Engle progeny cases for $17,650 (see Engle Progeny Settlement II below). In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400. Liggett recorded a $1,400 charge in the first quarter of 2017 in connection with the settlement. As of June 30, 2017, Liggett (and in certain cases the Company) had, on an individual basis, settled 182 Engle progeny cases for approximately $6,300 in the aggregate, three of which occurred in the second quarter of 2017.
Individual Actions
As of June 30, 2017, there were 19 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	8
New York	5
Louisiana	2
West Virginia	2
Missouri	1
Ohio	1
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 105 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2017, the following Engle progeny cases have resulted in judgments against Liggett:

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
On June 12, 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact, which, among other things, reversed an approximately $3,000 compensatory award against Liggett. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed. On May 23, 2017, the court granted Defendant's Motion for Remittitur and reduced the non-economic damages to $225. Plaintiff rejected the remittitur and a new trial will be conducted on non-economic damages.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—
Liggett satisfied the merits judgment. Subsequently, the trial court entered a joint and several final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment. A decision is pending.

May 2012	Calloway v. R.J. Reynolds	Broward	—	—
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On January 6, 2016, the Fourth District Court of Appeal reversed in part, including the $7,600 punitive damages award against Liggett, and remanded the case to the trial court for a new trial on certain issues. Both sides moved for rehearing and in September 2016, the Fourth District Court of Appeal reversed the judgment in its entirety and remanded the case for a new trial. As a result, the $1,530 compensatory award against Liggett was also reversed. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The court declined to accept jurisdiction. Plaintiff filed a petition for writ of certiorari to the United States Supreme Court. This case was settled in December 2016 as part of Engle Progeny Settlement II.

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
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was also entered against Liggett for $300 in punitive damages. Defendants appealed and plaintiff cross-appealed. The Second District Court of Appeal reversed the trial court's decision to reduce the judgment by plaintiff's assessed fault and affirmed as to all other issues on that appeal. In a separate appeal, the Second District Court of Appeal also reversed the trial court's ruling that plaintiff's proposals for settlement were invalid and remanded for determination of attorney's fees. Defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on both appeals.

					Any potential liability as a result of the pending appeals is included in the amount Liggett will pay under Engle Progeny Settlement II.
June 2015	Caprio v. R.J. Reynolds	Broward	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II.
March 2017	Santoro v. R.J. Reynolds	Broward	160	15
In April 2017, a joint and several judgment was entered against R.J. Reynolds, Philip Morris and Liggett for $1,027, for compensatory damages. Judgment was also entered against Liggett for $15 in punitive damages. Post trial motions are scheduled for hearing on August 2, 2017.

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

Through June 30, 2017, Liggett paid $39,773, including interest and attorneys' fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.

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
In April 2015, in Graham, a federal case, a panel of the Eleventh Circuit held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. In January 2016, the court granted plaintiff’s motion for rehearing en banc. In June 2017, the Eleventh Circuit, sitting en banc, ruled that giving full faith and credit to the Engle findings does not deprive defendants of property without due process. The court further concluded that federal law does not preempt the Engle Phase I negligence and strict liability findings.

In January 2016, in Marotta, the Fourth District Court of Appeal disagreed with the Graham panel's April 2015 decision. In April 2017, the Florida Supreme Court held that federal law does not implicitly preempt state law tort claims of strict liability and negligence by Engle progeny plaintiffs.

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

Maryland Cases

Liggett was a defendant in 16 multi-defendant personal injury cases in Maryland that allege claims arising from asbestos and tobacco exposure. The tobacco defendants, including Liggett, moved to dismiss the cases. In the past, motions to dismiss have generally been successful, typically resulting in the dismissal without prejudice of the tobacco company defendants.  In Stidham, et al. v. R. J. Reynolds Tobacco Company, et al., however, a Maryland intermediate appellate court ruled that dismissal of tobacco company defendants may not be appropriate where the asserted injury is based on both asbestos and tobacco exposure (“synergy cases”). In July 2016, the Court of Appeals (Maryland's highest court) ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances, but plaintiffs must demonstrate at the trial court level how such cases may be joined while providing appropriate safeguards to prevent embarrassment, delay, expense or prejudice to defendants and “the extent to which, if at all, the special procedures applicable to asbestos cases should extend to tobacco companies.” The Court of Appeals remanded these issues to be determined at the trial court level. On June 2, 2017, the trial court issued an order dismissing all synergy cases against the tobacco defendants, including Liggett, without prejudice. Plaintiffs may seek appellate review or file new cases against just the tobacco companies.

Liggett Only Cases

There are currently two cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In Hausrath, a New York case, Liggett filed a motion to compel depositions. No hearing date has been scheduled. There has been no recent activity in Cowart, a Florida case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of June 30, 2017, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Health Care Cost Recovery Actions
As of June 30, 2017, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
Upcoming Trials
As of June 30, 2017, there was one Engle progeny case scheduled for trial through June 30, 2018, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be scheduled for trial during this time frame.
MSA and Other State Settlement Agreements
In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states and territories. The settlements released Liggett from all smoking-related claims made by those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
In November 1998, Philip Morris, R.J. Reynolds and two other companies (the “Original Participating Manufacturers” or “OPMs”) and Liggett and Vector Tobacco (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”) (the OPMs and SPMs are hereinafter referred to jointly as "PMs") entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of the Settling States. The MSA received final judicial approval in each Settling State.
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

The MSA restricts tobacco product advertising and marketing within the Settling States and otherwise restricts the activities of PMs. Among other things, the MSA prohibits the targeting of youth in the advertising, promotion or marketing of tobacco products; bans the use of cartoon characters in all tobacco advertising and promotion; limits each PM to one tobacco brand name sponsorship during any 12-month period; bans all outdoor advertising, with certain limited exceptions; prohibits payments for tobacco product placement in various media; bans gift offers based on the purchase of tobacco products without sufficient proof that the intended recipient is an adult; prohibits PMs from licensing third parties to advertise tobacco brand names in any manner prohibited under the MSA; and prohibits PMs from using as a tobacco product brand name any nationally recognized non-tobacco brand or trade name or the names of sports teams, entertainment groups or individual celebrities.
The MSA also requires PMs to affirm corporate principles to comply with the MSA and to reduce underage use of tobacco products and imposes restrictions on lobbying activities conducted on behalf of PMs. In addition, the MSA provides for the appointment of an independent auditor to calculate and determine the amounts of payments owed pursuant to the MSA.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Under the payment provisions of the MSA, PMs are required to make annual payments of $9,000,000 (subject to applicable adjustments, offsets and reductions including a “Non-Participating Manufacturers Adjustment” or “NPM Adjustment”). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligation of each PM and are not the responsibility of any parent or affiliate of a PM.
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
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2016. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2016, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
The two requirements for application of the NPM Adjustment, a market share loss and a finding or agreement that the MSA was a significant factor in that loss, have been satisfied for the years 2003 - 2014, and PMs have engaged in disputes with certain of the Settling States over whether they diligently enforced their respective escrow statutes in each of the years from 2003 - 2016. After several years of litigation over whether the MSA’s arbitration clause required a multistate arbitration of the NPM Adjustment dispute, 48 of 49 state courts ultimately compelled the states to participate in a single, multistate arbitration of the 2003 NPM Adjustment. Notwithstanding, many states continued to refuse to arbitrate and agreed to do so only after PMs agreed to a 20% reduction in their 2003 NPM Adjustment claims.
The arbitration for the 2003 NPM Adjustment began in June 2010. During the proceedings, PMs decided not to contest the diligent enforcement of 16 states, with a combined allocable share of approximately 14%.
While the 2003 arbitration was underway, PMs entered into a term sheet with 22 states settling the NPM Adjustment for 2003 - 2012 and agreed to terms to address the NPM Adjustment with respect to those states for future years. The parties have been working towards converting the binding term sheet into a final settlement agreement. In 2014, Kentucky and Indiana joined the term sheet settlement. In April 2017, Rhode Island and Oregon joined the term sheet settlement.
PMs continued to contest the diligence of 15 states relating to the 2003 NPM Adjustment. In September 2013, the panel found that six of those states did not diligently enforce their MSA escrow statutes in 2003.
Two of the states found non-diligent, Kentucky and Indiana, agreed to settle the dispute and enter into the term sheet described above. The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania, Maryland and Missouri courts refused to vacate the award but reduced the recovery by approximately 50%. In October 2016, the United States Supreme Court denied PMs' petitions for certiorari from the Pennsylvania and Maryland decisions and, in February 2017, the Missouri Supreme Court affirmed the trial court’s order reducing the award. In September 2016, the New Mexico trial court refused to vacate the award and reduced Liggett's recovery by approximately $150. PMs appealed that decision to the New Mexico Court of Appeals. Briefing is underway.
In October 2015, substantially all PMs settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against PMs' MSA payments for 2015 forward.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $21,739 for years 2013 - 2016 and by an additional $896 for the six months ended June 30, 2017. Liggett and Vector Tobacco may be entitled to further adjustments for 2015 forward. The remaining NPM Adjustment accrual of

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

approximately $19,000 at June 30, 2017 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. As of June 30, 2017, there remains approximately $32,700 in the disputed payments account relating to Liggett's 2011 - 2016 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004 - 2016 remain to be arbitrated with the 19 states that have not settled. The disputes over the NPM Adjustments for 2015 and 2016 remain to be arbitrated with all states except Oregon, which settled the dispute for 2015.
The arbitration for the 2004 NPM Adjustment dispute has commenced. Courts in three states, Pennsylvania, Maryland, and Missouri rejected arguments that those states’ claims of diligent enforcement should be addressed by a separate state-specific panel and they are participating in the multistate arbitration. New Mexico's trial court recently granted a motion to compel it to participate as well. New Mexico appealed that order, but PMs have moved to compel New Mexico to participate in the arbitration pending the appeal. A hearing on the motion occurred on July 13, 2017 and a decision is pending. Discovery has been completed in the 2004 NPM Adjustment proceeding. A common hearing applicable to all states began on June 20, 2017 and evidentiary hearings will commence in November 2017.
“Gross” v. “Net” Calculations.  In October 2004, the independent auditor notified all PMs that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change and disputed the change in methodology.
In December 2012, the parties arbitrated the dispute. In February 2013, the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s grandfathered market share exemption. The panel further determined, in a subsequent order, that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In July 2015, the independent auditor issued calculations, purportedly based on the arbitrators' award, which indicated that Liggett owed approximately $16,000 for years 2001 - 2013. Liggett disputed those calculations. In June 2016, the independent auditor issued revised calculations indicating that Liggett owed approximately $8,100 for years 2001 - 2013. In September 2016, Liggett paid the $8,100 and reduced cost of sales by $370.
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
In January 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys' fees. On April 21, 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May, 2017, Liggett filed both a Motion to Stay proceedings before the Special Master and a Petition for Interlocutory Appeal to the Mississippi Supreme Court. In July 2017, the trial court granted the Motion to Stay. A decision is pending on the Petition for Interlocutory Appeal.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2017 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2017	$16,192	$3,659	$19,851	$22,257	$27,513	$49,770
Expenses	68,099	1,712	69,811	—	—	—
NPM Settlement adjustment	33	—	33	(928)	—	(928)
Change in MSA obligations capitalized as inventory	324	—	324	—	—	—
Payments	(14,296)	(5,368)	(19,664)	—	—	—
Reclassification to/(from) non-current liabilities	(2,313)	5,217	2,904	2,313	(5,217)	(2,904)
Interest on withholding	—	151	151	—	1,278	1,278
Balance as of June 30, 2017	$68,039	$5,371	$73,410	$23,642	$23,574	$47,216

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
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2017.
In addition to the foregoing, Douglas Elliman Realty, LLC and its subsidiaries are subject to numerous proceedings, lawsuits and claims in connection with their ordinary business activities. Many of these matters are covered by insurance or, in some cases, the company is indemnified by third parties.
Management is of the opinion that the liabilities, if any, resulting from these other matters pending against the Company and/or its consolidated subsidiaries, should not have a material adverse affect on the Company’s consolidated financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company's pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost — benefits earned during the period	$141	$137	$282	$274	$1	$1	$3	$2
Interest cost on projected benefit obligation	1,266	1,355	2,530	2,710	92	97	184	194
Expected return on assets	(1,356)	(1,519)	(2,712)	(3,038)	—	—	—	—
Amortization of net loss (gain)	502	464	1,004	928	(13)	(19)	(27)	(38)
Net expense	$553	$437	$1,104	$874	$80	$79	$160	$158

9.	INCOME TAXES

The Company's income tax expense in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis. As a result of adopting ASU 2016-09, all excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. This may result in increased volatility in the Company’s effective tax rate.
The Company's income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Income before provision for income taxes	$50,373	$46,340	$43,366	$82,096
Income tax expense using estimated annual effective income tax rate	19,152	18,793	16,457	33,317
Changes in effective tax rates	(56)	210	—	—
Impact of discrete items, net	(269)	—	(412)	49
Income tax expense	$18,827	$19,003	$16,045	$33,366

The discrete items for the six months ended June 30, 2017 are primarily related to an income tax deduction resulting from the adoption of ASU 2016-09 and the results of a recent state income tax audit. The discrete item for the six months ended June 30, 2016 is primarily related to the results of a recent state income tax audit.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company's recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$247,739	$247,739	$—	$—

Commercial paper (1)	50,470	—	50,470	—

Certificates of deposit (2)	2,749	—	2,749	—

Bonds (2)	4,240	4,240	—	—

Investment securities available for sale
Equity securities	47,797	47,797	—	—
Mutual funds invested in fixed income securities	20,875	20,875	—	—
Fixed income securities
U.S. government securities	28,527	—	28,527	—
Corporate securities	40,128	—	40,128	—
U.S. government and federal agency	5,648	—	5,648	—
Commercial mortgage-backed securities	440	—	440	—
Index-linked U.S. bonds	2,307	—	2,307	—
Foreign fixed-income securities	501	—	501	—
Total fixed income securities	77,551	—	77,551	—

Total investment securities available for sale	146,223	68,672	77,551	—

Total	$451,421	$320,651	$130,770	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$95,627	$—	$—	$95,627

Nonrecurring fair value measurements
Long-term investments (3)	$4,475			$4,475	$(525)
	$4,475			$4,475	$(525)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $5,000 were written down to their fair value of $4,475, resulting in an impairment charge of $525, which was included in earnings.

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
The fair value of derivatives embedded within convertible debt was derived using a valuation model. These derivatives have been classified as Level 3. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads based upon the implied credit spread of the 5.5% Convertible Notes due 2020 to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the consolidated statements of operations.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2017	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$95,627	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$21.32
			Convertible trading price (as a percentage of par value)	115.25%
			Volatility	18.72%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	3.0% - 4.0% (3.5%)

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

The Company's business segments for the three and six months ended June 30, 2017 and 2016 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company's e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2017 and 2016 were as follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended June 30, 2017
Revenues	$272,177		$—	$199,812	$—	$471,989
Operating income (loss)	64,407	(1)	(1)	16,586	(7,182)	73,810
Equity in earnings from real estate ventures	—		—	15,291	—	15,291
Depreciation and amortization	2,333		—	1,913	367	4,613

Three months ended June 30, 2016
Revenues	$255,498		$10	$182,765	$—	$438,273
Operating income (loss)	66,016		(91)	11,706	(6,911)	70,720
Equity in earnings from real estate ventures	—		—	2,813	—	2,813
Depreciation and amortization	2,499		—	2,943	428	5,870

Six months ended June 30, 2017
Revenues	$529,631		$—	$357,566	$—	$887,197
Operating income (loss)	124,177	(2)	(78)	17,206	(14,564)	126,741
Equity in earnings from real estate ventures	—		—	26,404	—	26,404
Depreciation and amortization	4,753		—	4,135	754	9,642
Capital expenditures	2,049		—	6,291	6	8,346

Six months ended June 30, 2016
Revenues	$476,513		$48	$342,512	$—	$819,073
Operating income (loss)	127,499	(3)	(284)	19,380	(13,716)	132,879
Equity in earnings from real estate ventures	—		—	2,306	—	2,306
Depreciation and amortization	4,939		—	5,225	870	11,034
Capital expenditures	3,716		—	3,873	26	7,615

(1)	Operating income includes $102 of litigation judgment expense.

(2)	Operating income includes $895 of income from MSA Settlement, and $1,687 of litigation judgment expense.

(3)	Operating income includes $2,350 of litigation judgment expense and $41 of restructuring expense.

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
Presented herein are Condensed Consolidating Balance Sheets as of June 30, 2017 and December 31, 2016, the related Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2017 and 2016, and the related Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2017 and 2016 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$248,165	$49,500	$112,744	$—	$410,409
Investment securities available for sale	113,653	32,570	—	—	146,223
Accounts receivable - trade, net	—	17,502	7,977	—	25,479
Intercompany receivables	19,897	—	—	(19,897)	—
Inventories	—	87,979	—	—	87,979
Income taxes receivable, net	14,534	—	—	(6,356)	8,178
Restricted assets	—	4,645	4,152	—	8,797
Other current assets	471	3,779	25,208	—	29,458
Total current assets	396,720	195,975	150,081	(26,253)	716,523
Property, plant and equipment, net	787	45,251	34,956	—	80,994
Investments in real estate, net	—	—	23,675	—	23,675
Long-term investments	74,812	359	—	—	75,171
Investments in real estate ventures	—	—	201,356	—	201,356
Investments in consolidated subsidiaries	493,411	—	—	(493,411)	—
Restricted assets	1,495	2,259	—	—	3,754
Goodwill and other intangible assets, net	—	107,511	153,678	—	261,189
Prepaid pension costs	—	22,882	—	—	22,882
Other assets	7,946	12,313	14,483	—	34,742
Total assets	$975,171	$386,550	$578,229	$(519,664)	$1,420,286
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$20,760	$181	$—	$20,941
Current portion of employee benefits	—	937	—	—	937
Intercompany payables	—	567	19,330	(19,897)	—
Income taxes payable, net	—	5,250	1,106	(6,356)	—
Litigation accruals and current payments due under the Master Settlement Agreement	—	73,410	—	—	73,410
Other current liabilities	44,896	57,230	43,699	—	145,825
Total current liabilities	44,896	158,154	64,316	(26,253)	241,113
Notes payable, long-term debt and other obligations, less current portion	1,154,170	4,389	318	—	1,158,877
Fair value of derivatives embedded within convertible debt	95,627	—	—	—	95,627
Non-current employee benefits	43,693	15,691	—	—	59,384
Deferred income taxes, net	3,526	37,501	44,149	—	85,176
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,112	47,260	16,258	—	64,630
Total liabilities	1,343,024	262,995	125,041	(26,253)	1,704,807
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(367,853)	123,555	369,856	(493,411)	(367,853)
Non-controlling interest	—	—	83,332	—	83,332
Total stockholders' (deficiency) equity	(367,853)	123,555	453,188	(493,411)	(284,521)
Total liabilities and stockholders' deficiency	$975,171	$386,550	$578,229	$(519,664)	$1,420,286

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$272,297	$199,812	$(120)	$471,989
Expenses:
Cost of sales	—	186,907	127,987	—	314,894
Operating, selling, administrative and general expenses	9,612	18,411	55,280	(120)	83,183
Litigation settlement and judgment expense	—	102	—	—	102
Management fee expense	—	2,767	—	(2,767)	—
Operating (loss) income	(9,612)	64,110	16,545	2,767	73,810
Other income (expenses):
Interest expense	(45,883)	(802)	(6)	—	(46,691)
Change in fair value of derivatives embedded within convertible debt	8,134	—	—	—	8,134
Equity in earnings from real estate ventures	—	—	15,291	—	15,291
Equity in losses from investments	(1,442)	(17)	—	—	(1,459)
Gain on sale of investment securities available for sale	37	—	—	—	37
Impairment of investment securities available for sale	(87)	—	—	—	(87)
Equity in earnings in consolidated subsidiaries	54,828	—	—	(54,828)	—
Management fee income	2,767	—	—	(2,767)	—
Other, net	675	361	302	—	1,338
Income before provision for income taxes	9,417	63,652	32,132	(54,828)	50,373
Income tax benefit (expense)	17,394	(24,854)	(11,367)	—	(18,827)
Net income	26,811	38,798	20,765	(54,828)	31,546
Net income attributed to non-controlling interest	—	—	(4,735)	—	(4,735)
Net income attributed to Vector Group Ltd.	$26,811	$38,798	$16,030	$(54,828)	$26,811
Comprehensive income attributed to non-controlling interest	$—	$—	$(4,735)	$—	$(4,735)
Comprehensive income attributed to Vector Group Ltd.	$25,326	$37,112	$16,030	$(53,142)	$25,326

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$255,648	$182,765	$(140)	$438,273
Expenses:
Cost of sales	—	168,614	115,017	—	283,631
Operating, selling, administrative and general expenses	9,019	18,943	56,100	(140)	83,922
Management fee expense	—	2,663	—	(2,663)	—
Operating (loss) income	(9,019)	65,428	11,648	2,663	70,720
Other income (expenses):
Interest expense	(35,522)	(843)	(4)	—	(36,369)
Change in fair value of derivatives embedded within convertible debt	7,416	—	—	—	7,416
Equity in earnings from real estate ventures	—	—	2,813	—	2,813
Equity in earnings (losses) from investments	1,097	(8)	—	—	1,089
Gain on sale of investment securities available for sale	139	—	—	—	139
Impairment of investment securities available for sale	(49)	—	—	—	(49)
Equity in earnings in consolidated subsidiaries	46,441	—	—	(46,441)	—
Management fee income	2,663	—	—	(2,663)	—
Other, net	(93)	244	430	—	581
Income before provision for income taxes	13,073	64,821	14,887	(46,441)	46,340
Income tax benefit (expense)	10,942	(24,907)	(5,038)	—	(19,003)
Net income	24,015	39,914	9,849	(46,441)	27,337
Net income attributed to non-controlling interest	—	—	(3,322)	—	(3,322)
Net income attributed to Vector Group Ltd.	$24,015	$39,914	$6,527	$(46,441)	$24,015
Comprehensive income attributed to non-controlling interest	$—	$—	$(3,322)	$—	$(3,322)
Comprehensive income attributed to Vector Group Ltd.	$23,746	$39,793	$6,527	$(46,320)	$23,746

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$529,870	$357,566	$(239)	$887,197
Expenses:
Cost of sales	—	362,661	228,156	—	590,817
Operating, selling, administrative and general expenses	19,463	36,437	112,291	(239)	167,952
Litigation settlement and judgment expense	—	1,687	—	—	1,687
Management fee expense	—	5,534	—	(5,534)	—
Operating (loss) income	(19,463)	123,551	17,119	5,534	126,741
Other income (expenses):
Interest expense	(91,230)	(1,670)	(12)	—	(92,912)
Change in fair value of derivatives embedded within convertible debt	16,705	—	—	—	16,705
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	26,404	—	26,404
Equity in losses from investments	(2,491)	(29)	—	—	(2,520)
Gain on sale of investment securities available for sale	187	—	—	—	187
Impairment of investment securities available for sale	(126)	—	—	—	(126)
Equity in earnings in consolidated subsidiaries	98,279	—	—	(98,279)	—
Management fee income	5,534	—	—	(5,534)	—
Other, net	1,619	697	681	—	2,997
(Loss) income before provision for income taxes	(25,096)	122,549	44,192	(98,279)	43,366
Income tax benefit (expense)	47,680	(47,405)	(16,320)	—	(16,045)
Net income	22,584	75,144	27,872	(98,279)	27,321
Net income attributed to non-controlling interest	—	—	(4,737)	—	(4,737)
Net income attributed to Vector Group Ltd.	$22,584	$75,144	$23,135	$(98,279)	$22,584
Comprehensive income attributed to non-controlling interest	$—	$—	$(4,737)	$—	$(4,737)
Comprehensive income attributed to Vector Group Ltd.	$21,223	$73,493	$23,135	$(96,628)	$21,223

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2016
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$476,790	$342,512	$(229)	$819,073
Expenses:
Cost of sales	—	305,358	214,695	—	520,053
Operating, selling, administrative and general expenses	18,215	37,216	108,548	(229)	163,750
Litigation settlement and judgment expense	—	2,350	—	—	2,350
Management fee expense	—	5,325	—	(5,325)	—
Restructuring charges	—	41	—	—	41
Operating (loss) income	(18,215)	126,500	19,269	5,325	132,879
Other income (expenses):
Interest expense	(65,280)	(1,802)	(7)	—	(67,089)
Change in fair value of derivatives embedded within convertible debt	17,110	—	—	—	17,110
Equity in earnings from real estate ventures	—	—	2,306	—	2,306
Gain on sale of investment securities available for sale	315	391	—	—	706
Impairment of investment securities available for sale	(90)	(4,772)	—	—	(4,862)
Equity in losses from investments	(558)	(24)	—	—	(582)
Equity in earnings in consolidated subsidiaries	82,051	—	—	(82,051)	—
Management fee income	5,325	—	—	(5,325)	—
Other, net	307	481	840	—	1,628
Income before provision for income taxes	20,965	120,774	22,408	(82,051)	82,096
Income tax benefit (expense)	22,388	(48,293)	(7,461)	—	(33,366)
Net income	43,353	72,481	14,947	(82,051)	48,730
Net income attributed to non-controlling interest	—	—	(5,377)	—	(5,377)
Net income attributed to Vector Group Ltd.	$43,353	$72,481	$9,570	$(82,051)	$43,353
Comprehensive income attributed to non-controlling interest	$—	$—	$(5,377)	$—	$(5,377)
Comprehensive income attributed to Vector Group Ltd.	$43,127	$72,503	$9,570	$(82,073)	$43,127

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$58,546	$138,336	$31,116	$(110,387)	$117,611
Cash flows from investing activities:
Sale of investment securities	22,396	—	—	—	22,396
Maturities of investment securities	93,368	—	—	—	93,368
Purchase of investment securities	(109,891)	—	—	—	(109,891)
Proceeds from sale or liquidation of long-term investments	—	—	466	—	466
Purchase of long-term investments	(26,000)	—	—	—	(26,000)
Investments in real estate ventures	—	—	(8,454)	—	(8,454)
Distributions from investments in real estate ventures	—	—	23,338	—	23,338
Increase in cash surrender value of life insurance policies	(447)	(407)	—	—	(854)
Decrease (increase) in restricted assets	233	1,770	(3,238)	—	(1,235)
Issuance of notes receivable	—	—	(1,500)	—	(1,500)
Investments in subsidiaries	(5,749)	—	—	5,749	—
Proceeds from sale of fixed assets	—	75	—	—	75
Capital expenditures	(6)	(2,049)	(6,291)	—	(8,346)
Pay downs of investment securities	1,620	—	—	—	1,620
Investments in real estate, net	—	—	(205)	—	(205)
Net cash (used in) provided by investing activities	(24,476)	(611)	4,116	5,749	(15,222)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	—	20	—	850,020
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(1,058)	(87)	—	(836,145)
Borrowings under revolver	—	110,979	—	—	110,979
Repayments on revolver	—	(129,479)	—	—	(129,479)
Capital contributions received	—	300	5,449	(5,749)	—
Intercompany dividends paid	—	(83,765)	(26,622)	110,387	—
Dividends and distributions on common stock	(104,750)	—	—	—	(104,750)
Distributions to non-controlling interest	—	—	(165)	—	(165)
Proceeds from issuance of Vector common stock	43,230	—	—	—	43,230
Net cash used in financing activities	(65,720)	(103,023)	(21,405)	104,638	(85,510)
Net (decrease) increase in cash and cash equivalents	(31,650)	34,702	13,827	—	16,879
Cash and cash equivalents, beginning of period	279,815	14,798	98,917	—	393,530
Cash and cash equivalents, end of period	$248,165	$49,500	$112,744	$—	$410,409

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$73,915	$75,513	$28,437	$(99,040)	$78,825
Cash flows from investing activities:
Sale of investment securities	62,312	4,721	—	—	67,033
Maturities of investment securities	343	—	—	—	343
Purchase of investment securities	(56,691)	—	—	—	(56,691)
Proceeds from sale or liquidation of long-term investments	1,000	—	—	—	1,000
Purchase of long-term investments	—	—	(50)	—	(50)
Investments in real estate ventures	—	—	(11,806)	—	(11,806)
Investments in real estate, net	—	—	(81)	—	(81)
Distributions from investments in real estate ventures	—	—	17,983	—	17,983
Increase in cash surrender value of life insurance policies	—	(393)	—	—	(393)
(Increase) decrease in restricted assets	(7)	2,181	500	—	2,674
Pay downs of investment securities	4,926	—	—	—	4,926
Proceeds from sale of fixed assets	—	4	1	—	5
Investments in subsidiaries	(987)	—	—	987	—
Capital expenditures	(26)	(3,716)	(3,873)	—	(7,615)
Net cash provided by investing activities	10,870	2,797	2,674	987	17,328
Cash flows from financing activities:
Proceeds from issuance of debt	243,225	—	57	—	243,282
Deferred financing costs	(6,600)	—	—	—	(6,600)
Repayments of debt	—	(2,863)	(54)	—	(2,917)
Borrowings under revolver	—	89,695	—	—	89,695
Repayments on revolver	—	(80,223)	—	—	(80,223)
Capital contributions received	—	600	387	(987)	—
Intercompany dividends paid	—	(65,648)	(33,392)	99,040	—
Dividends and distributions on common stock	(97,846)	—	—	—	(97,846)
Contributions from non-controlling interest	—	—	248	—	248
Distributions to non-controlling interest	—	—	(7,422)	—	(7,422)
Net cash provided by (used in) financing activities	138,779	(58,439)	(40,176)	98,053	138,217
Net increase (decrease) in cash and cash equivalents	223,564	19,871	(9,065)	—	234,370
Cash and cash equivalents, beginning of period	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of period	$335,034	$32,246	$107,458	$—	$474,738

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management's perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2016 and Notes thereto, included in our 2016 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2017 and 2016.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC ("Liggett") and Vector Tobacco Inc. ("Vector Tobacco") subsidiaries, and

•
the real estate business through our New Valley LLC ("New Valley") subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman Realty, LLC ("Douglas Elliman"), which operates the largest residential brokerage company in the New York metropolitan area.

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
The 6.125% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly owned domestic subsidiaries that are engaged in the conduct of the our cigarette businesses. (See Note 12.) In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
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

Redemption of Senior Secured Notes due 2021. On February 26, 2017, we retired $835,000 of our 7.75% Senior Secured Notes at a premium of 103.875%, plus accrued and unpaid interest. We incurred a loss on the extinguishment of the debt of $34,110 for the six months ended June 30, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash charges of $1,754.
Other State Settlements. On January 12, 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys' fees. On April 21, 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May, 2017, Liggett filed both a Motion to Stay proceedings before the Special Master and a Petition for Interlocutory Appeal to the Mississippi Supreme Court. In July 2017, the trial court granted the Motion to Stay. A decision is pending on the Petition for Interlocutory Appeal. Liggett may be required to make additional payments to Mississippi which could adversely affect our condensed consolidated financial position, results of operations and cash flows.

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

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report. The condensed consolidated financial statements include the accounts of Liggett, Vector Tobacco, Liggett Vector Brands, New Valley, Zoom and other less significant subsidiaries.

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2017 and 2016 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017		2016	2017		2016
Revenues:
Tobacco	$272,177		$255,498	$529,631		$476,513
E-Cigarettes	—		10	—		48
Real Estate	199,812		182,765	357,566		342,512
Total revenues	$471,989		$438,273	$887,197		$819,073
Operating income (loss):
Tobacco	$64,407	(1)	$66,016	$124,177	(2)	$127,499	(3)
E-Cigarettes	(1)		(91)	(78)		(284)
Real Estate	16,586		11,706	17,206		19,380
Corporate and Other	(7,182)		(6,911)	(14,564)		(13,716)
Total operating income	$73,810		$70,720	$126,741		$132,879
____________________

(1)	Operating income includes $102 of litigation judgment expense.

(2)	Operating income includes $895 of income from MSA Settlements and $1,687 of litigation judgment expense.

(3)	Operating income includes $2,350 of litigation judgment expense and $41 of restructuring expense.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues. Total revenues were $471,989 for the three months ended June 30, 2017 compared to $438,273 for the three months ended June 30, 2016. The $33,716 (7.7%) increase in revenues was due to a $16,679 increase in Tobacco revenues and a $17,047 increase in Real Estate revenues primarily related to Douglas Elliman's brokerage revenues.
Cost of sales. Total cost of sales were $314,894 for the three months ended June 30, 2017 compared to $283,631 for the three months ended June 30, 2016. The $31,263 (11.0%) increase in cost of sales was due to an $18,300 increase in Tobacco cost of sales due to increased sales volume and a $12,970 increase in Real Estate cost of sales primarily related to an increase of real estate commission expense at Douglas Elliman.
Expenses. Operating, selling, general and administrative expenses were $83,183 for the three months ended June 30, 2017 compared to $83,922 for the same period last year. The $739 (0.9%) decline in operating, selling and administrative expenses was due to an $803 decline in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $93 decline in E-Cigarettes operating, selling, general and administrative expenses. This was offset by a $271 increase in Corporate and Other expense.
Operating income. Operating income was $73,810 for the three months ended June 30, 2017 compared to $70,720 for the same period last year. Real Estate operating income increased by $4,880 and E-Cigarettes operating losses declined by $90. This was offset by a decline in Tobacco operating income of $1,609 and an increase of $271 in Corporate and Other expenses.
Other income (expenses). Other expenses were $23,437 and $24,380 for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, other expenses primarily consisted of interest expense of $46,691, equity in losses from investments of $1,459 and impairment of investment securities available for sale of $87. This was offset by income of $8,134 from changes in fair value of derivatives embedded within convertible debt, other income of $1,338, equity in earnings from real estate ventures of $15,291, and gain on sale of investment securities available for sale of $37. For the three months ended June 30, 2016, other expenses primarily consisted of interest expense of $36,369 and impairment of investment securities available for sale of $49. This was offset by income of $7,416 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $2,813, equity in earnings from investments of $1,089, gain on sale of investment securities available for sale of $139 and other income of $581.
Income before provision for income taxes. Income before income taxes was $50,373 and $46,340 for the three months ended June 30, 2017 and 2016, respectively.

Income tax expense. Income tax expense was $18,827 and $19,003 for the three months ended June 30, 2017 and 2016, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended June 30, 2017, our income tax expense decreased by $176 due primarily to an income tax deduction resulting from the adoption of ASU 2016-09, the results of a recent state income tax audit, and changes in the estimated annual effective income tax rate.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.80 per carton in November 2016 and March 2017 and $0.70 per carton in May 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2016.
All of our Tobacco sales were in the discount category in 2017 and 2016. For the three months ended June 30, 2017, Tobacco revenues were $272,177 compared to $255,498 for the three months ended June 30, 2016. Revenues increased by $16,679 (6.5%) due to a 7.4% increase in unit sales volume of $18,808 (approximately 156.9 million units) offset by an unfavorable net pricing variance of $2,129.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2017	2016

Manufacturing overhead, raw materials and labor	$30,504	$29,558
Federal Excise Taxes, net	115,194	106,861
FDA expense	5,039	4,386
MSA expense, net of market share exemption	36,170	27,802
Total cost of sales	$186,907	$168,607

Tobacco gross profit was $85,270 for the three months ended June 30, 2017 compared to $86,891 for the three months ended June 30, 2016. The $1,621 (1.9%) decline was due primarily to the unfavorable net pricing variance discussed above and higher MSA unit costs. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 54.3% in the 2017 period and 58.5% in the 2016 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $20,761 and $20,875 for the three months ended June 30, 2017 and 2016, respectively. Total tobacco product liability legal expenses, including settlements and judgments, were $1,683 and $1,707 for the three months ended June 30, 2017 and 2016, respectively.
Tobacco operating income. Tobacco operating income was $64,407 for the three months ended June 30, 2017 compared to $66,016 for the same period last year. The Tobacco operating income decline of $1,609 (2.4%) was primarily due to decreased gross profit margins discussed above.
E-Cigarettes.
E-Cigarettes revenues. There were no E-Cigarettes revenues for the three months ended June 30, 2017 compared to $10 for three months ended June 30, 2016.
E-Cigarettes cost of sales. There were no E-Cigarettes cost of sales for the three months ended June 30, 2017 compared to $7 for the three months ended June 30, 2016.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $1 and $94 for the three months ended June 30, 2017 and 2016, respectively. Operating loss from E-Cigarettes were $1 and $91 for the three months ended June 30, 2017 and 2016, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $199,812 and $182,765 for the three months ended ended June 30, 2017 and 2016, respectively. Real Estate revenues increased by $17,047 (9.3%), primarily related to an increase of $15,108 in Douglas Elliman's Commission and other brokerage income. The increase in commission and other brokerage income was related to increased commission and other brokerage income in Douglas Elliman's existing home sales and was offset by lower revenues generated by Douglas Elliman's development marketing division. In addition, Douglas Elliman's property management revenues increased by $1,227 for the three months ended ended June 30, 2017.
Real Estate revenues and cost of sales for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016
Real Estate Revenues:
Commission and other brokerage income	$188,476	$173,368
Property management income	8,573	7,346
Title fees	1,661	1,016
Sales on facilities primarily from Escena	1,102	1,035
Total real estate revenues	$199,812	$182,765

Real Estate Cost of Sales:
Commission and other brokerage income	$126,755	$113,953
Cost of sales on facilities primarily from Escena	938	893
Title fees	294	171
Total real estate cost of sales	$127,987	$115,017
___________________________________

Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $12,802 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $55,239 and $56,042 for the three months ended June 30, 2017 and 2016, respectively. The decline of $803 was primarily due to lower real estate brokerage expenses at Douglas Elliman offset by increased expenses at property management.
Real Estate operating income. The Real Estate segment had operating income of $16,586 and $11,706 for the three months ended June 30, 2017 and 2016, respectively. The increase in operating income of $4,880 was primarily related to increased operating income at Douglas Elliman.
Corporate and Other.
Corporate and other operating loss. The operating loss at the corporate segment was $7,182 for the three months ended June 30, 2017 compared to $6,911 for the same period in 2016. The increase of $271 was primarily due to increased stock-based compensation expense for the three months ended June 30, 2017.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues. Total revenues were $887,197 for the six months ended June 30, 2017 compared to $819,073 for the six months ended June 30, 2016. The $68,124 (8.3%) increase in revenues was primarily due to a $53,118 increase in Tobacco revenues and a $15,054 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman's revenues.
Cost of sales. Total cost of sales were $590,817 for the six months ended June 30, 2017 compared to $520,053 for the six months ended June 30, 2016. The $70,764 (13.6%) increase in cost of sales was due to a $57,316 increase in Tobacco cost of sales primarily related to increased sales volume and a $13,461 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman.

Expenses. Operating, selling, general and administrative expenses were $167,952 for the six months ended June 30, 2017 compared to $163,750 for the same period last year. The $4,202 (2.6%) increase was due to a $3,767 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $848 increase in Corporate and Other expense. This was offset by a $241 decline in E-Cigarettes operating, selling, general and administrative expenses of and a $172 decline in Tobacco operating, selling, general and administrative expenses.
Operating income. Operating income was $126,741 for the six months ended June 30, 2017 compared to $132,879 for the same period last year, a decline of $6,138 (4.6%). Tobacco operating income declined by $3,322. Real Estate operating income declined by $2,174 primarily related to Douglas Elliman. Corporate and Other expenses increased by $848. This was offset by a decline of E-Cigarettes operating losses of $206.
Other income (expenses). Other expenses were $83,375 and $50,783 for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, other expenses primarily consisted of interest expense of $92,912, loss on extinguishment of debt of $34,110, impairment of investment securities available for sale of $126, and equity in losses from long-term investments of $2,520. This was offset by income of $16,705 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $26,404, other income of $2,997 and gain on sale of investment securities available for sale of $187. For the six months ended June 30, 2016, other expenses primarily consisted of interest expense of $67,089, impairment of investment securities available for sale of $4,862 (primarily related to our investment in Morgans Hotel Group Co.) and equity in losses from long-term investments of $582. This was offset by income of $17,110 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $2,306, other income of $1,628 and gain on sale of investment securities available for sale of $706.
Income before provision for income taxes. Income before income taxes was $43,366 for the six months ended June 30, 2017 compared to income before income taxes of $82,096 for the six months ended June 30, 2016.
Income tax expense. Income tax expense was $16,045 and $33,366 for the six months ended June 30, 2017 and 2016, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the six months ended June 30, 2017, our income tax benefit was decreased by $412 due primarily to an income tax deduction resulting from the adoption of ASU 2016-09 and the result of a recent state income tax audit.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.80 per carton in November 2016 and March 2017 and $0.70 per carton in May 2016. Liggett increased the list price of EAGLE 20's by $1.00 per carton in December 2016.
All of our Tobacco sales were in the discount category in 2017 and 2016. For the six months ended June 30, 2017, Tobacco revenues were $529,631 compared to $476,513 for the six months ended June 30, 2016. Revenues increased by $53,118 (11.1%) due to a 13.6% increase in unit sales volume of $64,718 (approximately 533.3 million units) offset by an unfavorable net price variance of $11,600.
Tobacco cost of sales. The Tobacco segment's MSA expense is included in cost of sales. The calculation of our benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of June 30, 2017, we estimate taxable shipments in the U.S. will decline by 3.75% in 2017. Our annual MSA expense changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2017		2016

Manufacturing overhead, raw materials and labor	$60,734		$55,369
Federal Excise Taxes, net	224,562		197,707
FDA expense	10,162		9,632
MSA expense, net of market share exemption	67,203	(1)	42,637
Total cost of sales	$362,661		$305,345

(1)	Includes $895 reduction in expense from MSA Settlements.

Tobacco gross profit was $166,970 for the six months ended June 30, 2017 compared to $171,168 for the six months ended June 30, 2016. The $4,198 (2.5%) decline was due primarily to the unfavorable net pricing variance discussed above and higher MSA unit costs partially offset by lower manufacturing unit costs. Gross profit for the six months ended June 30, 2016 includes $5,010 related to a revision in Liggett's 2015 MSA cost estimate due to higher industry volume. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 54.7% in the 2017 period and 61.4% in the 2016 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $41,106 for the six months ended June 30, 2017 compared to $41,278 for the six months ended June 30, 2016. Tobacco product liability legal expenses, including settlements and judgments, were $4,820 and $5,878 for the six months ended June 30, 2017 and 2016, respectively.
Tobacco operating income. Tobacco operating income was $124,177 for the six months ended June 30, 2017 compared to $127,499 for the same period last year. The Tobacco operating income decline of $3,322 (2.6%) was primarily due to lower gross profit margins discussed above, which primarily related to the absence in 2017 of the $5,010 benefit that was recorded in the 2016 period related to a revision in Liggett's 2015 MSA cost estimate.
E-Cigarettes.
E-Cigarettes revenues. There were no E-Cigarettes revenues for the six months ended June 30, 2017 compared to $48 for the six months ended June 30, 2016.
E-Cigarettes cost of sales. There were no E-Cigarettes cost of sales for the six months ended June 30, 2017 compared to $13 for the six months ended June 30, 2016.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $78 and $319 for the six months ended June 30, 2017 and 2016, respectively. Operating losses from E-Cigarettes were $78 and $284 for the six months ended June 30, 2017 and 2016, respectively.
Real Estate.
Real Estate revenues. Real Estate revenues were $357,566 and $342,512 for the six months ended ended June 30, 2017 and 2016, respectively. Real Estate revenues increased by $15,054 (4.4%), which was primarily related to an increase of $12,647 in Douglas Elliman's commission and other brokerage income. The increase in commission and other brokerage income was related to increased commission and other brokerage income in Douglas Elliman's existing home sales and was offset by lower revenues generated by Douglas Elliman's development marketing division. In addition, Douglas Elliman's property management revenues increased by $1,892 for the six months ended ended June 30, 2017.
Real Estate revenues and cost of sales for the six months ended ended June 30, 2017 were as follows:

	Six Months Ended
	June 30,
	2017	2016
Real Estate Revenues:
Commission and other brokerage income	$335,369	$322,722
Property management income	16,356	14,464
Title fees	2,522	2,128
Sales on facilities primarily from Escena	3,319	3,195
Other	—	3
Total real estate revenues	$357,566	$342,512

Real Estate Cost of Sales:
Commission and other brokerage income	$225,658	$212,365
Cost of sales on facilities primarily from Escena	2,058	2,010
Title fees	440	320
Total real estate cost of sales	$228,156	$214,695
Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $13,293 due to a increase in sales volume.

Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $112,204 and $108,437 for the six months ended June 30, 2017 and 2016, respectively. The increase of $3,767 was primarily due to increased expenses associated with the growth of Douglas Elliman, which included its continued expansion in new markets and its development marketing division.
Real Estate operating income. The Real Estate segment had operating income of $17,206 and $19,380 for the six months ended June 30, 2017 and 2016, respectively. The decline in operating income of $2,174 was primarily related to lower operating income at Douglas Elliman.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $14,564 for the six months ended June 30, 2017 compared to $13,716 for the same period in 2016. The increase of $848 was primarily due to increased stock-based compensation expense offset by for the six months ended June 30, 2017.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2017:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2017	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$13,053	$—	$13,053	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,644	7,978	10,622	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$15,697	$7,978	$23,675	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(39,172)	$39,172	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	August 2017
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	3,396	2,681	6,077	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	10,790	9,194	19,984	—	97,000	SF	—		27	R	May 2014	October 2017
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	17,381	3,920	21,301	—	252,000	SF	80,000	SF	452	H	September 2013	March 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,719	(822)	24,897	—	330,000	SF	1,700	SF	157	R	September 2014	September 2018
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	2,293	2,020	4,313	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	—	—	—	—	246,000	SF	—		11 367	R H	June 2014	November 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	246	1,226		65,000	SF	—		86	R	September 2014	December 2017
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,711	(1,318)	13,393	—	260,000	SF	25,000	SF	391	R	March 2014	October 2017
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	11,821	1,114	12,935	—	160,000	SF	TBD		70	R	October 2015	September 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	7,992	2,228	10,220	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	1,359	(1,295)	64	—	210,000	SF	—		20 190	R H	May 2015	July 2018
The Eleventh (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	3,577	20,577	—	630,000	SF	85,000	SF	241 137	R H	September 2016	March 2019
Monad Terrace	Miami Beach, FL	May 2015	22.2%	7,635	519	8,154	—	160,000	SF	—		59	R	May 2016	February 2019
Takanasee	Long Branch, NJ	December 2015	22.8%	4,817	952	5,769	—	63,000	SF	—		13	R	June 2017	TBD
New Brookland	Brooklyn, NY	April 2017	9.8%	402	8	410	—	24,000	SF	—		33	R	August 2017	March 2019
Witkoff GP Partners	Santa Monica, CA	March 2017	3.0%	5,456	7	5,463	14,544	247,000	SF	58,000	SF	249	R	July 2018	August 2020
Condominium and Mixed Use Development				$92,580	$62,203	$154,783	$14,544

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$986	$(986)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio	Houston, TX	November 2013	16.3%	5,857	1,601	7,458	—	400,000	SF	20,065	SF	396	R	N/A	N/A
Apartment Buildings				$6,843	$615	$7,458	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$29,315	$(7,089)	$22,226	$—	445,600	SF	—		628	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,547)	2,501	—	52	Acres	—		101	H	N/A	N/A
Hotels				$35,363	$(10,636)	$24,727	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,835	$(2,015)	$2,820	$—	—	—	219,382	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	2.1%	9,908	(64)	9,844	—	—	—	90,000	SF	—	—	N/A	N/A
Commercial				$14,743	$(2,079)	$12,664	$—

Investments in real estate ventures				$149,529	$50,103	$199,632	$14,544

Total Carrying Value				$165,226	$58,081	$223,307

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

(2) Carrying value as of June 30, 2017, includes non-controlling interest of $2,018 and $1,815, respectively.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $1,724 as of June 30, 2017. New Valley has capitalized $17,595 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of June 30, 2017. This amount is included in the “Cumulative Earnings (Losses)” column in the table above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $16,879 and $234,370 for the six months ended June 30, 2017 and 2016, respectively.
Cash provided from operations was $117,611 and $78,825 for the six months ended June 30, 2017 and 2016, respectively. The increase primarily related to a decline in the amount of payments of tobacco litigation settlements and judgments, increased distributions received from real estate joint ventures in 2017 and the increase in excise taxes payable in the 2017 period compared to a decline in excise taxes payable in the 2016 period. These were offset by a decline in operating income and the payment of a redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021.
Cash used in investing activities was $15,222 for the six months ended June 30, 2017 compared to cash provided by investing of $17,328 for the six months ended June 30, 2016. In the first six months of 2017, cash used in investing activities was for the purchase of investment securities of $109,891, investments in real estate ventures of $8,454, capital expenditures of $8,346, investments in real estate, net of $205, an increase in cash surrender value of corporate-owned life insurance policies of $854, issuance of notes receivable of $1,500, an increase in restricted assets of $1,235, and purchase of long-term investments of $26,000. This was offset by the sale of investment securities of $22,396, pay downs of investment securities of $1,620, the maturities of investment securities of $93,368, distributions from investments in real estate ventures of $23,338, proceeds from the sale or liquidation of long-term investments of $466 and proceeds from the sale of fixed assets of $75. In the first six months of 2016, cash provided by investing activities was from the sale of investment securities of $67,033, pay downs of investment securities of $4,926, the proceeds from sale or liquidation of long-term investments of $1,000, the maturity of investment securities of $343, distributions from investments in real estate ventures of $17,983, a decrease in restricted assets of $2,674 and proceeds from the sale of fixed assets of $5. This was offset by the purchase of investment securities of $56,691, investments in real estate ventures of $11,806, capital expenditures of $7,615, investments in real estate, net of $81 and an increase in cash surrender value of corporate-owned life insurance policies of $393 and purchase of long-term investments of $50.
Cash used in financing activities was $85,510 for the six months ended June 30, 2017 and cash provided by financing activities was $138,217 for the six months ended June 30, 2016. In the first six months of 2017, cash was used for the dividends and distributions on common stock of $104,750, repayments of debt of $836,145, net repayments of debt under the revolver of $18,500, distribution to non-controlling interest of $165, and payment of deferred financing costs of $19,200. This was offset by proceeds from debt issuance of $850,020, and proceeds of issuance of our common stock of $43,230. In the first six months of 2016, cash provided by financing activities was from proceeds of debt issuance of $243,282, proceeds from net borrowings of debt under the revolver of $9,472 and contributions from non-controlling interest of $248. This was offset by cash used for the dividends and distributions on common stock of $97,846, repayments of debt of $2,917, distributions to non-controlling interest of $7,422 and payment of deferred financing costs of $6,600.
In recent years, we have taken advantage of historically low interest rates and lowered our weighted average cost of capital by issuing debt at lower interest rates than our historical borrowing levels and, as discussed below, in January 2017, we issued $850,000 of our 6.125% Senior Secured Notes. We continue to evaluate the capital markets and may strategically pursue opportunities to create a more sustainable and advantageous capital structure. There can be no assurance that we would be able to in the future and, in the event we pursue any capital markets activities, our ability to complete any offering would be subject to market conditions.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of June 30, 2017, $21,662 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was approximately $28,740 based on eligible collateral at June 30, 2017. At June 30, 2017, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett's EBITDA, as defined, were approximately $235,209 for the last twelve months ended June 30, 2017.
Vector. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes due 2025. The aggregate net proceeds from the issuance of the 6.125% Senior Secured Notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,000,000 common shares, to redeem all of our outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing notes. We retired the 7.75% Senior Secured Notes at 103.875%, plus accrued and unpaid interest, on February 26, 2017. We incurred a loss on the extinguishment of the debt of $34,110 for the six months ended June 30, 2017, which included $32,356 of premium and tender offer costs and non-cash interest expense of $1,754 related to the write-off of net unamortized debt premium and deferred finance costs.
The indenture of our 6.125% Senior Secured Notes due 2025 contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of June 30, 2017, we were in compliance with all debt covenants. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	June 30, 2017
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$320,114
Leverage ratio, as defined	<3.0 to 1	1.86 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.9 to 1

As of December 31, 2016, we were in compliance with all debt covenants in place at that time.

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2017, we and our subsidiaries had total outstanding indebtedness of $1,364,398, of which $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $850,000 of our 6.125% Senior Secured Notes mature in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $410,400, investment securities available for sale of approximately $146,200, long-term investments with an estimated value of approximately $83,600 and availability under Liggett's credit facility of approximately $28,700 at June 30, 2017. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of June 30, 2017, approximately $21,700 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2017, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $217.
In addition, as of June 30, 2017, $334,502 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $1,057 with approximately $326 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $731 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $10,800 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $96,300 and $95,256. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $95,627 as of June 30, 2017. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

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

Under certain circumstances, related to the 2009 Family Smoking Prevention and Tobacco Control Act (the “TCA”), tobacco products may continue to be sold only if an FDA review has determined that the products are “substantially equivalent” to a previously-marketed “predicate” product. Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence application to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is “not substantially equivalent” (“NSE”). Liggett and Vector Tobacco submitted applications for each of their respective cigarette brand styles, seeking FDA determinations that the styles are substantially equivalent to their respective predicate products. As a part of the FDA review process, Liggett and Vector Tobacco have received various communications from FDA regarding certain of their substantial equivalence applications, including “Preliminary Finding” letters and other FDA correspondence requesting additional information. Liggett and Vector Tobacco have timely responded to FDA’s requests.

In May 2017, FDA issued NSE orders for four of Liggett’s applications. These FDA orders required Liggett to stop all distribution, sale, marketing and promotion of three Bronson brand styles and one Tourney brand style. Sales of these cigarette brand styles are limited to two convenience store chains and represent less than 1% of Liggett’s annual revenue. Liggett has complied with these NSE orders.

On July 28, 2017, FDA announced a comprehensive approach regarding the regulation of cigarettes and other tobacco products. As part of this new approach, FDA indicated that it will revisit the review process for substantial equivalence applications of the type submitted by Liggett and Vector Tobacco, for products first introduced after February 15, 2007 and before March 22, 2011. FDA indicated that it will evaluate whether the review of all outstanding applications would be an effective use of the agency’s resources or whether agency review would not be required for certain pending applications. We cannot predict whether FDA will decide to suspend review of some or all of our outstanding applications, how FDA would evaluate whether an application should undergo review, or how a decision not to review an application would affect the legal status of the product.

As part of the comprehensive plan, the FDA also announced its intent to issue an Advance Notice of Proposed Rulemaking requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery.

In addition, as part of the approach announced on July 28, 2017, FDA announced a plan to prioritize nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). FDA announced that it will issue an Advance Notice of Proposed Rulemaking to seek input on the potential health benefits and any possible adverse effects of requiring manufacturers to lower nicotine levels in cigarettes to non-addictive, or potentially minimally addictive, levels. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the Tobacco Products Scientific Advisory Committee (TPSAC) for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication.

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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	governmental regulations and policies,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of legislation on our results of operations and product costs, i.e. the impact of federal legislation providing for regulation of tobacco products by FDA,

•	impact of substantial increases in federal, state and local excise taxes,

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

There were no changes in our internal control over financial reporting during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2016, except as follows (which information in the second risk factor below supplements the existing risk factor in the 10-K):

Liggett may have additional payment obligations under its individual state settlements.

In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. No amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In January 2016, Mississippi filed a motion to enforce the March 1996 settlement agreement alleging that Liggett owes at least $27 million in compensatory damages (including interest), and $20 million in punitive damages plus attorneys' fees. On April 21, 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May, 2017, Liggett filed both a Motion to Stay proceedings before the Special Master and a Petition for Interlocutory Appeal to the Mississippi Supreme Court. In July 2017, the trial court granted the Motion to Stay. A decision is pending on the Petition for Interlocutory Appeal. There can be no assurance that Liggett will prevail and that Liggett will not be required to make additional payments, which could materially adversely affect our condensed consolidated financial position, results of operations or cash flows and the value of our common stock.

The Family Smoking Prevention and Tobacco Control Act may adversely affect our sales and operating profit

On June 22, 2009 the Family Smoking Prevention and Tobacco Control Act (“TCA”) became law. The law grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. On July 28, 2017, FDA announced a new comprehensive plan regarding the regulation of cigarettes, which it said would place nicotine at the center of its regulatory efforts. As part of the approach, FDA announced a plan to prioritize nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). FDA announced that it will issue an Advance Notice of Proposed Rulemaking to seek input on the potential health benefits and any possible adverse effects of requiring manufacturers to lower nicotine levels in cigarettes to non-addictive, or potentially minimally addictive, levels. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the Tobacco Products Scientific Advisory Committee (TPSAC) for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. As part of the comprehensive plan, the FDA also announced its intent to issue an Advance Notice of Proposed Rulemaking requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. We are unable to predict what effect these potential new regulations could have on our business and results of operations.
Under certain circumstances, the TCA provides that tobacco products may continue to be sold only if an FDA review has determined that the products are “substantially equivalent” to a previously-marketed “predicate” product. Liggett and Vector Tobacco submitted applications for each of their respective cigarette brand styles, seeking FDA determinations that the styles are substantially equivalent to their respective predicate products. As a part of the FDA review process, Liggett and Vector Tobacco have received various communications from FDA regarding certain of their substantial equivalence applications, including “Preliminary Finding” letters and other FDA correspondence requesting additional information. Liggett and Vector Tobacco have timely responded to FDA’s requests.
In May 2017, FDA issued “not substantially equivalent” (“NSE”) orders for four of Liggett’s applications. These FDA orders required Liggett to stop all distribution, sale, marketing and promotion of three Bronson brand styles and one Tourney brand style. Sales of these cigarette brand styles were limited to two convenience store chains and represented less than 1% of Liggett’s annual revenue in 2016. Liggett has complied with these NSE orders.
We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s remaining responses to “Preliminary Finding” letters for pending substantial equivalence applications to be sufficient to support determinations of substantial equivalence for the products covered by those applications. It is possible that FDA could determine some, or all, of these products to be “not substantially equivalent” to a predicate tobacco product, as FDA has already done for six of Liggett’s applications (Liggett received two previous NSE orders in August and October 2016) and for multiple substantial equivalence applications from other tobacco companies. The positions taken in the May 2017 NSE orders could create negative precedent for Liggett's and Vector Tobacco's other substantial equivalence applications, although on July 28, 2017 FDA indicated that it will revisit the review process for substantial equivalence applications of the type submitted by Liggett and Vector Tobacco, for products first introduced after February 15, 2007 and before March 22, 2011. FDA indicated that it will evaluate whether the review of outstanding applications would be an effective use of the agency’s resources or whether agency review would not be required for certain pending applications. We cannot predict whether FDA will decide to suspend review of some or all of our outstanding applications, how FDA would evaluate whether an application should undergo review, or how a decision not to review an application would affect the legal status of the product. NSE orders for other cigarette styles would require us to stop the sale of the applicable cigarettes and could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2017.

Item 6.    Exhibits:

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2016 and for each of the six months within the periods ended June 30, 2017 and 2016.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 4, 2017