Form 10-Q
period 2017-09-30
VECTOR GROUP LTD
filed 2017-11-08
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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
☐ Yes ☒ No

At November 7, 2017, Vector Group Ltd. had 135,178,626 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2017	December 31, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$396,060	$393,530
Investment securities available for sale	154,645	156,903
Accounts receivable - trade, net	18,055	18,801
Inventories	84,587	89,834
Income taxes receivable, net	—	16,110
Restricted assets	11,518	7,330
Other current assets	35,067	22,955
Total current assets	699,932	705,463
Property, plant and equipment, net	83,594	80,448
Investments in real estate, net	23,742	23,640
Long-term investments	74,476	53,197
Investments in real estate ventures	210,089	221,258
Restricted assets	3,483	3,986
Goodwill and other intangible assets, net	268,179	261,918
Prepaid pension costs	23,186	22,273
Other assets	23,223	31,852
Total assets	$1,409,904	$1,404,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$8,432	$39,508
Current payments due under the Master Settlement Agreement	112,438	16,192
Current portion of employee benefits	937	937
Income taxes payable, net	12,163	—
Litigation accruals	6,396	3,659
Other current liabilities	127,836	135,852
Total current liabilities	268,202	196,148
Notes payable, long-term debt and other obligations, less current portion	1,175,910	1,132,943
Fair value of derivatives embedded within convertible debt	86,190	112,332
Non-current employee benefits	59,600	58,958
Deferred income taxes, net	71,783	93,085
Payments due under the Master Settlement Agreement	21,479	22,257
Litigation accruals	23,220	27,513
Other liabilities	21,694	14,071
Total liabilities	1,728,078	1,657,307
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,135,178,626 and 127,739,481 shares issued and outstanding	13,518	12,774
Accumulated deficit	(404,276)	(333,529)
Accumulated other comprehensive loss	(11,962)	(11,245)
Total Vector Group Ltd. stockholders' deficiency	(402,720)	(332,000)
Non-controlling interest	84,546	78,728
Total stockholders' deficiency	(318,174)	(253,272)
Total liabilities and stockholders' deficiency	$1,409,904	$1,404,035

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Tobacco*	$294,245	$274,164	$823,876	$750,677
Real estate	190,860	184,936	548,426	527,448
E-cigarettes	(480)	4	(480)	52
Total revenues	484,625	459,104	1,371,822	1,278,177

Expenses:
Cost of sales:
Tobacco*	207,800	186,343	570,461	491,688
Real estate	130,316	117,089	358,472	331,784
E-cigarettes	—	10	—	23
Total cost of sales	338,116	303,442	928,933	823,495

Operating, selling, administrative and general expenses	83,172	86,298	251,124	250,048
Litigation settlement and judgment expense	4,104	—	5,791	2,350
Restructuring charges	—	—	—	41
Operating income	59,233	69,364	185,974	202,243

Other income (expenses):
Interest expense	(43,234)	(37,365)	(136,146)	(104,454)
Loss on extinguishment of debt	—	—	(34,110)	—
Change in fair value of derivatives embedded within convertible debt	9,437	6,112	26,142	23,222
Equity in (losses) earnings from real estate ventures	(47)	1,022	26,357	3,328
Equity in losses from investments	(303)	(1,526)	(2,823)	(2,108)
Gain on sale of investment securities available for sale	96	142	283	848
Impairment of investment securities available for sale	(53)	(54)	(179)	(4,916)
Other, net	1,821	1,328	4,818	2,956
Income before provision for income taxes	26,950	39,023	70,316	121,119
Income tax expense	6,472	13,316	22,517	46,682

Net income	20,478	25,707	47,799	74,437

Net income attributed to non-controlling interest	(1,214)	(2,532)	(5,951)	(7,909)

Net income attributed to Vector Group Ltd.	$19,264	$23,175	$41,848	$66,528

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.13	$0.17	$0.28	$0.49

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.13	$0.17	$0.28	$0.49

Dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and cost of sales include federal excise taxes of $126,912, $116,024, $351,474 and $313,731, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$20,478	$25,707	$47,799	$74,437

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	638	2,501	(2,581)	(2,953)
Net unrealized (gains) losses reclassified into net income	(43)	(88)	(104)	4,068
Net unrealized gains (losses) on investment securities available for sale	595	2,413	(2,685)	1,115

Net change in forward contracts	—	9	2	27

Net change in pension-related amounts
Amortization of loss	489	445	1,466	1,335
Net change in pension-related amounts	489	445	1,466	1,335

Other comprehensive income (loss)	1,084	2,867	(1,217)	2,477

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(258)	(1,033)	1,053	1,212
Net unrealized (gains) losses reclassified into net income on investment securities	17	36	42	(1,672)
Forward contracts	—	(4)	—	(11)
Pension-related amounts	(199)	(183)	(595)	(549)
Income tax (provision) benefit on other comprehensive income (loss)	(440)	(1,184)	500	(1,020)

Other comprehensive income (loss), net of tax	644	1,683	(717)	1,457

Comprehensive income	21,122	27,390	47,082	75,894

Comprehensive income attributed to non-controlling interest	(1,214)	(2,532)	(5,951)	(7,909)
Comprehensive income attributed to Vector Group Ltd.	$19,908	$24,858	$41,131	$67,985

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2017	127,739,481	$12,774	$—	$(333,529)	$(11,245)	$78,728	$(253,272)
Net income	—	—	—	41,848	—	5,951	47,799
Total other comprehensive loss	—	—	—	—	(717)	—	(717)
Total comprehensive income	—	—	—	—	—	—	47,082
Distributions and dividends on common stock	—	—	(47,486)	(111,951)	—	—	(159,437)
Surrender of shares in connection with restricted stock vesting	(191,967)	(19)	(4,081)	—	—	—	(4,100)
Effect of stock dividend	6,436,512	644	—	(644)	—	—	—
Issuance of common stock	2,000,000	200	43,030	—	—	—	43,230
Cancellation of shares under share lending agreement	(805,400)	(81)	81	—	—	—	—
Stock-based compensation	—	—	8,456	—	—	—	8,456
Distributions to non-controlling interest	—	—	—	—	—	(133)	(133)
Balance as of September 30, 2017	135,178,626	$13,518	$—	$(404,276)	$(11,962)	$84,546	$(318,174)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Net cash provided by operating activities	$206,443	$121,443
Cash flows from investing activities:
Sale of investment securities	23,066	81,235
Maturities of investment securities	94,858	4,343
Purchase of investment securities	(120,362)	(90,106)
Proceeds from sale or liquidation of long-term investments	966	1,000
Purchase of long-term investments	(26,500)	(50)
Investments in real estate ventures	(20,830)	(23,358)
Distributions from investments in real estate ventures	23,338	23,041
Increase in cash surrender value of life insurance policies	(831)	(451)
(Increase) decrease in restricted assets	(3,541)	8,615
Issuance of notes receivable	(1,633)	—
Proceeds from sale of fixed assets	75	45
Capital expenditures	(15,258)	(19,157)
Repayments of notes receivable	—	4,410
Acquisition of a business	(6,569)	—
Pay downs of investment securities	2,153	7,842
Investments in real estate, net	(357)	(130)
Net cash used in investing activities	(51,425)	(2,721)
Cash flows from financing activities:
Proceeds from issuance of debt	850,021	243,620
Deferred financing costs	(19,200)	(6,600)
Repayments of debt	(836,600)	(4,698)
Borrowings under revolver	121,521	104,826
Repayments on revolver	(152,870)	(94,644)
Dividends and distributions on common stock	(158,425)	(147,270)
Contributions from non-controlling interest	—	248
Distributions to non-controlling interest	(165)	(9,508)
Proceeds from issuance of Vector common stock	43,230	—
Proceeds from exercise of Vector options	—	398
Tax benefit of options exercised	—	412
Net cash (used in) provided by financing activities	(152,488)	86,784
Net increase in cash and cash equivalents	2,530	205,506
Cash and cash equivalents, beginning of period	393,530	240,368
Cash and cash equivalents, end of period	$396,060	$445,874

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

(b)	Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available and then to accumulated deficit. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all periods presented.

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

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 28, 2017. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income attributed to Vector Group Ltd.	$19,264	$23,175	$41,848	$66,528
Income attributed to participating securities	(1,496)	(750)	(4,480)	(2,167)
Net income available to common shares attributed to Vector Group Ltd.	$17,768	$22,425	$37,368	$64,361

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted-average shares for basic EPS	132,654,506	130,269,664	132,333,245	130,199,312
Plus incremental shares related to stock options and non-vested restricted stock	133,992	222,498	253,873	224,936
Weighted-average shares for diluted EPS	132,788,498	130,492,162	132,587,118	130,424,248

The following were outstanding during the three and nine months ended September 30, 2017 and 2016, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted-average number of shares issuable upon conversion of debt	27,447,262	27,447,262	27,447,262	27,447,262
Weighted-average conversion price	$17.81	$17.81	$17.81	$17.81

(e)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At September 30, 2017, the range of estimated fair values of the Company’s embedded derivatives was between $85,885 and $86,731. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $86,190 as of September 30, 2017. At December 31, 2016, the range of estimated fair values of the Company’s embedded derivatives was between $111,653 and $113,090. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $112,332 as of December 31, 2016. The estimated fair value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 6.)

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
The Company’s interest in VIEs is primarily in the form of equity ownership. The Company examines specific criteria and uses judgment when determining if the Company is the primary beneficiary of a VIE. Factors considered include risk and reward sharing, experience and financial condition of other partner(s), voting rights, involvement in day-to-day capital and operating decisions, representation on a VIE’s executive committee, existence of unilateral kick-out rights exclusive of protective rights or voting rights and level of economic disproportionality between the Company and its other partner(s).
Accounting guidance requires the consolidation of VIEs in which the Company is the primary beneficiary. The guidance requires consolidation of VIEs that an enterprise has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company’s maximum exposure to loss in its investments in unconsolidated VIEs is limited to its investment in the unconsolidated VIEs which is the carrying value. The Company’s maximum exposure to loss in its investment in its consolidated VIEs is limited to its investment which is the carrying value of the investment net of the non-controlling interest. Creditors of the consolidated VIEs have no recourse to the general credit of the primary beneficiary.

(g)	Other, Net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income	$1,826	$1,489	$5,196	$4,265
Gain on long-term investment	—	190	162	190
Impairment of long-term investments	—	—	(525)	(1,203)
Other expense	(5)	(351)	(15)	(296)
Other, net	$1,821	$1,328	$4,818	$2,956

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	September 30, 2017	December 31, 2016
Accounts payable	$12,938	$10,573
Accrued promotional expenses	32,315	23,763
Accrued excise and payroll taxes payable, net	2,985	10,044
Accrued interest	19,681	35,449
Commissions payable	12,595	6,164
Accrued salary and benefits	25,256	26,958
Other current liabilities	22,066	22,901
Total other current liabilities	$127,836	$135,852

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)	Goodwill and Other Intangible Assets, Net:

The components of “Goodwill and other intangible assets, net” were as follows:

	September 30, 2017	December 31, 2016
Goodwill	$77,059	$70,815

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	3,609	3,592

Total goodwill and other intangible assets, net	$268,179	$261,918

(j)	Business Combination:

On August 22, 2017, Douglas Elliman purchased 100% of the outstanding shares of Los Angeles-based Teles Properties, a California real estate brokerage firm. The acquisition of Teles Properties significantly increases Douglas Elliman’s presence in California.

(k)     Commitments:

In connection with the business combination during the quarter, the Company acquired additional lease commitments. The agreements increase the Company’s lease commitments by $2,763 in 2017, $2,850 in 2018, $2,783 in 2019, $1,938 in 2020, $1,522 in 2021 and $904 thereafter.

(l)    New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2017:

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modified U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 was effective for the Company’s fiscal year beginning January 1, 2017, including interim periods. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. See Note 9 for information regarding the impact on the Company’s condensed consolidated financial statements.
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

ASUs to be adopted in future periods:

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 provides guidance that require an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The amendments of this ASU are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 is not expected to have a material impact on the Company’s condensed consolidated financial statements. The Company does not plan to early adopt ASU 2017-07.
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
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s condensed consolidated financial statements and does not plan to early adopt ASU 2016-15.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, FASB issued ASU 2014-9 that outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date the new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning subsequent to December 15, 2016. The Company will adopt the new standard effective January 1, 2018 using the modified retrospective method. The Company is nearing completion of its assessment and review of specific contracts and does not currently believe ASU 2014-09 will have a material effect on the Company’s consolidated financial statements except for additional disclosure requirements. Based on the Company’s preliminary analyses, the Company expects revenue recognition

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

for tobacco and real estate brokerage sales to remain materially consistent with the Company’s current revenue recognition policies. The Company is also analyzing detailed disclosure requirements as well as any changes to the Company’s systems and internal controls to support the adoption of the new standard.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s condensed consolidated financial statements.
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

2.	INVENTORIES

Inventories consist of:

	September 30, 2017	December 31, 2016
Leaf tobacco	$38,788	$46,253
Other raw materials	3,566	3,733
Work-in-process	433	633
Finished goods	66,737	65,052
Inventories at current cost	109,524	115,671
LIFO adjustments	(24,937)	(25,837)
	$84,587	$89,834

All of the Company’s inventories at September 30, 2017 and December 31, 2016 are reported under the LIFO method. The $24,937 LIFO adjustment as of September 30, 2017 decreases the current cost of inventories by $17,632 for Leaf tobacco, $214 for Other raw materials, $29 for Work-in-process and $7,062 for Finished goods. The $25,837 LIFO adjustment as of December 31, 2016 decreased the current cost of inventories by $17,632 for Leaf tobacco, $214 for Other raw materials, $29 for Work-in-process and $7,962 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At September 30, 2017, Liggett had tobacco purchase commitments of approximately $15,234. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,823 and $17,364 at September 30, 2017 and December 31, 2016, respectively. Federal excise tax in inventory was $29,053 and $25,888 at September 30, 2017 and December 31, 2016.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at September 30, 2017 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$35,160	$12,990	$(62)	$48,088
Mutual funds invested in fixed income securities	20,855	168	—	21,023
Marketable debt securities	85,172	362	—	85,534
Total investment securities available for sale	$141,187	$13,520	$(62)	$154,645

The components of investment securities available for sale at December 31, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$34,956	$16,141	$(254)	$50,843
Mutual funds invested in fixed income securities	20,507	81	(6)	20,582
Marketable debt securities	85,297	181	—	85,478
Total investment securities available for sale	$140,760	$16,403	$(260)	$156,903

The table below summarizes the maturity dates of marketable debt securities at September 30, 2017.

Investment Type:	Market Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,696	$—	$28,696	$—
Corporate securities	40,372	9,079	31,293	—
U.S. mortgage-backed securities	5,089	—	22	5,067
Commercial mortgage-backed securities	433	—	—	433
Commercial paper	7,976	7,976	—	—
Index-linked U.S. bonds	2,314	—	2,314	—
Foreign fixed-income securities	654	—	654	—
Total marketable debt securities by maturity dates	$85,534	$17,055	$62,979	$5,500

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
September 30, 2017
Marketable equity securities	$5,958	$(62)	$—	$—	$5,958	$(62)
	$5,958	$(62)	$—	$—	$5,958	$(62)

December 31, 2016
Marketable equity securities	$5,746	$(254)	$—	$—	$5,746	$(254)
Mutual funds invested in fixed income securities	10,253	(6)	—	—	10,253	(6)
	$15,999	$(260)	$—	$—	$15,999	$(260)

Unrealized losses from mutual funds invested in fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from equity securities are due to market price movements. The Company believes the unrealized losses associated with the Company’s mutual funds and equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross realized gains on sales	$141	$224	$419	$1,157
Gross realized losses on sales	(45)	(82)	(136)	(309)
Gains on sale of investment securities available for sale	$96	$142	$283	$848

Gross realized losses on other-than-temporary impairments	$(53)	$(54)	$(179)	$(4,916)

The Company recorded an “Other-than-temporary impairment” charge of $53 and $179 during the three and nine months ended September 30, 2017, respectively. The Company recorded an “Other-than-temporary impairment” charge of $54 and $4,916 during the three and nine months ended September 30, 2016, respectively.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
Proceeds from investment securities sales totaled $23,066 and $81,235 and proceeds from early redemptions by issuers totaled $97,011 and $12,185 in the nine months ended September 30, 2017 and 2016, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	September 30, 2017	December 31, 2016
Investments accounted at cost	$60,450	$35,476
Investments accounted for under the equity method	14,026	17,721
	$74,476	$53,197

(a) Cost-Method Investments:

Long-term investments accounted at cost consisted of the following:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Investment partnerships	$60,450	$69,324	$34,975	$40,569
Real estate partnership	—	—	501	494
	$60,450	$69,324	$35,476	$41,063

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
The Company invested $25,000 in five new investments and made an additional contribution of $1,500 to three of its existing investments during the nine months ended September 30, 2017. There were no cash contributions during the nine months ended September 30, 2016. The Company received cash distributions of $1,163 and $1,000 from the Company’s investments in long-term investments under the cost method for the nine months ended September 30, 2017 and 2016, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	September 30, 2017	December 31, 2016
Indian Creek Investors LP (“Indian Creek”)	$2,871	$5,248
Boyar Value Fund (“Boyar”)	8,475	7,816
Ladenburg Thalmann Financial Services Inc. (“LTS”)	2,680	4,657
Castle Brands, Inc. (“Castle”)	—	—
	$14,026	$17,721

At September 30, 2017, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 20.04%, 32.43%, 7.75% and 7.88%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The value of Boyar, based on the quoted market price as of September 30, 2017, was $8,475, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.
At September 30, 2017, the aggregate values of the LTS and Castle investments based on the quoted market price were $43,751 and $16,979, respectively.
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
The Company received cash distributions of $847 and $834 from the Company’s investments in long-term investments under the equity method for the nine months ended September 30, 2017 and 2016, respectively. The Company recognized equity in losses from investments under the equity method of $303 and $1,526 for the three months ended September 30, 2017 and 2016, respectively. The Company recognized equity in losses from investments under the equity method of $2,823 and $2,108 for the nine months ended September 30, 2017 and 2016, respectively. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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

Investments in real estate ventures:

New Valley holds equity investments in various real estate projects. The majority of New Valley’s investment in real estate ventures were located in the New York City Standard Metropolitan Statistical Area (“SMSA”). New Valley aggregates the disclosure of its investments in real estate ventures by property type and operating characteristics.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	September 30, 2017	December 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$124,003	$131,770
All other U.S. areas	15.0% - 48.5%	29,658	40,950
		153,661	172,720
Apartment Buildings:
All other U.S. areas	7.6% - 16.3%	7,598	8,287
		7,598	8,287
Hotels:
New York City SMSA	5.2%	21,642	21,895
International	49.0%	2,990	3,037
		24,632	24,932
Commercial:
New York City SMSA	49.0%	2,487	3,290
All other U.S. areas	2.1%	9,993	10,000
		12,480	13,290

Other	15.0% - 50.0%	11,718	2,029
Investments in real estate ventures		$210,089	$221,258

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Nine Months Ended September 30,
	2017	2016
Condominium and Mixed Use Development:
New York City SMSA	$872	$4,238
All other U.S. areas	8,596	16,115
	9,468	20,353
Hotels:
New York City SMSA	1,537	2,515
International	—	490
	1,537	3,005

Other	9,825	—
Total contributions	$20,830	$23,358

New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the nine months ended September 30, 2017 and September 30, 2016. New Valley’s direct investment percentage for these ventures did not change. New Valley elected not to make certain capital contributions to its Monad Terrace investment during the nine months ended September 30, 2017. This resulted in a change in ownership percentage from 24.3% to 18.0%.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Nine Months Ended September 30,
	2017	2016
Condominium and Mixed Use Development:
New York City SMSA	$35,780	$19,849
All other U.S. areas	17,949	10,045
	53,729	29,894
Apartment Buildings:
All other U.S. areas	239	8,821
	239	8,821
Hotels:
International	239	—
	239	—
Commercial:
New York City SMSA	101	375
All other U.S. areas	238	—
	339	375

Other	1,150	1,050
Total distributions	$55,696	$40,140

Of the distributions received by New Valley from its investment in real estate ventures, $32,358 and $17,099 were from distributions of earnings for the nine months ended September 30, 2017 and September 30, 2016, respectively, and $23,338 and $23,041 were a return of capital for the nine months ended September 30, 2017 and September 30, 2016, respectively. Distributions from earnings are included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Condominium and Mixed Use Development:
New York City SMSA	$(55)	$1,984	$29,241	$4,594
All other U.S. areas	96	(416)	(920)	(1,247)
	41	1,568	28,321	3,347
Apartment Buildings:
All other U.S. areas	197	43	(450)	2,189
	197	43	(450)	2,189
Hotels:
New York City SMSA	(584)	(518)	(1,790)	(1,592)
International	489	(225)	193	5
	(95)	(743)	(1,597)	(1,587)
Commercial:
New York City SMSA	(333)	(81)	(702)	(1,613)
All other U.S. areas	295	—	231	—
	(38)	(81)	(471)	(1,613)

Other	(152)	235	554	992
Equity in (losses) earnings from real estate ventures	$(47)	$1,022	$26,357	$3,328

Investment in Real Estate Ventures Entered into during 2017:

In March 2017, New Valley invested $1,170 for an approximate 15.0% interest in Witkoff GP Partners LLC. The purpose of the joint venture is to use contributed capital to invest in other real estate ventures. New Valley invested an additional $8,655 as of September 30, 2017. The venture is a variable interest entity, however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Witkoff GP Partners LLC was $9,723 at September 30, 2017. New Valley has committed to contribute up to an additional $10,175 to the venture.

In April 2017, New Valley invested $402 for an approximate 9.8% interest in New Brookland East LLC. The joint venture plans to develop a condominium complex.  The venture is a variable interest entity, however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in New Brookland East LLC was $418 at September 30, 2017.

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $14,585 and $14,385 as of September 30, 2017 and December 31, 2016, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of September 30, 2017 and December 31, 2016. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

For the remaining investments in real estate ventures, New Valley determined that the entities were variable interest entities but New Valley was not the primary beneficiary. Therefore, New Valley’s investment in such real estate ventures has been accounted for under the equity method of accounting.

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss was as follows:

September 30, 2017
Condominium and Mixed Use Development:
New York City SMSA	$125,600
All other U.S. areas	35,420
161,020
Apartment Buildings:
All other U.S. areas	7,598
7,598
Hotels:
New York City SMSA	21,642
International	2,990
24,632
Commercial:
New York City SMSA	2,487
All other U.S. areas	9,993
12,480
Other	11,718
Total maximum exposure to loss	$217,448

New Valley capitalized $1,108 of interest expense into the carrying value of its ventures whose projects were currently under development for the three months ended September 30, 2017 and expensed $2,659 of interest expense that was previously capitalized into the carrying value of its ventures for the nine months ended September 30, 2017. New Valley capitalized $3,275 and $8,111 of interest expense into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2016, respectively.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $6,179 and $13,197 from these projects for the nine months ended September 30, 2017 and September 30, 2016, respectively.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Condominium and Mixed Use Development:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income Statement
Revenue	$31,666	$121,456	$194,030	$380,040
Cost of sales	20,582	71,109	122,461	226,823
Other expenses	228	2,155	3,321	3,591
Income from continuing operations	$10,856	$48,192	$68,248	$149,626

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	September 30, 2017	December 31, 2016
Escena, net	$10,537	$10,792
Sagaponack	13,205	12,848
Investments in real estate, net	$23,742	$23,640

Escena.  The assets of “Escena, net” were as follows:

	September 30, 2017	December 31, 2016
Land and land improvements	$8,907	$8,907
Building and building improvements	1,879	1,878
Other	2,074	2,028
	12,860	12,813
Less accumulated depreciation	(2,323)	(2,021)
	$10,537	$10,792

New Valley recorded operating losses of $860 and $803 for the three months ended September 30, 2017 and 2016, respectively, from Escena. New Valley recorded operating losses of $642 and $594 for the nine months ended September 30, 2017 and 2016, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of September 30, 2017, the assets of Sagaponack consisted of land and land improvements of $13,205.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	September 30, 2017	December 31, 2016
Vector:
7.75% Senior Secured Notes due 2021, including premium of $13,954	$—	$848,954
6.125% Senior Secured Notes due 2025	850,000	—
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $80,962 and $108,480*	149,038	121,520
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $58,308 and $71,247*	200,442	187,503
Liggett:
Revolving credit facility	6,034	37,163
Term loan under credit facility	2,778	2,999
Equipment loans	3,070	4,519
Other	951	591
Notes payable, long-term debt and other obligations	1,212,313	1,203,249
Less:
Debt issuance costs	(27,971)	(30,798)
Total notes payable, long-term debt and other obligations	1,184,342	1,172,451
Less:
Current maturities	(8,432)	(39,508)
Amount due after one year	$1,175,910	$1,132,943
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($36,883 at September 30, 2017 and $52,899 at December 31, 2016, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($49,307 at September 30, 2017 and $59,433 at December 31, 2016, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.
Senior Secured Notes - Vector:

6.125% Senior Secured Notes due 2025 — Vector:
On January 27, 2017, the Company completed the sale of $850,000 of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The Company used the net cash proceeds from the 6.125% Senior Secured Notes offering, together with the proceeds of the concurrent sale of 2,100,000 of its common shares, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021.
On February 26, 2017, the Company retired the outstanding $835,000 principal amount of its 7.75% Senior Secured Notes at a premium of 103.875%, plus accrued and unpaid interest. The Company accounted for the redemption of the 7.75% senior secured notes as an extinguishment of the debt. The Company incurred a loss on the extinguishment of debt of $34,110 for the nine months ended September 30, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash charges of $1,754.
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
The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guaranteeing subsidiaries’ total debt less the fair market value of the Company’s cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of September 30, 2017, the Company was in compliance with all debt covenants.
Variable Interest Senior Convertible Debt — Vector:

Share Lending Agreement:

In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, shares of the Company’s common stock under the Share Lending Agreement. As of September 30, 2017, 813,203 shares were outstanding on the Share Lending Agreement. The fair value of the outstanding shares was $16,646. During the nine months ended September 30, 2017, 845,670 shares were returned to the Company but no cash was exchanged. The issuance costs associated with the Share Lending Agreement were presented on the balance sheet as a direct deduction from the face amount of the related debt. The unamortized amount of these issuance costs was $1,597 and $2,140 at September 30, 2017 and December 31, 2016, respectively.

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding as of September 30, 2017 and December 31, 2016, are summarized below:

	September 30, 2017		December 31, 2016
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Variable Interest Senior Convertible Notes due 2019	$14.50	68.9882	$14.50	68.9882
5.5% Variable Interest Senior Convertible Debentures due 2020	$22.35	44.7495	$22.35	44.7495

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:

As of September 30, 2017, a total of $8,812 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $44,300 based on eligible collateral at September 30, 2017.

Non-Cash Interest Expense and Loss on Extinguishment of Debt - Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017		2016
Amortization of debt discount, net	$14,978	$9,450	$40,240		$26,059
Amortization of debt issuance costs	2,393	1,650	6,626		4,220
Loss on extinguishment of 7.75% Senior Secured Notes	—	—	1,754	(1)	—
	$17,371	$11,100	$48,620		$30,279
______________________
(1) The non-cash loss on extinguishment of the 7.75% Senior Secured Notes is a component of the $34,110 loss on the extinguishment of debt.

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2017			December 31, 2016
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,212,313	(1)	$1,526,683	$1,203,249	(1)	$1,570,732

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 10.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2017 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended September 30, 2017 and 2016, Liggett incurred tobacco product liability legal expenses and costs totaling $5,641 and $1,500, respectively. For the nine months ended September 30, 2017 and 2016, Liggett incurred tobacco product liability legal expenses and costs totaling $10,461 and $7,378, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. To obtain stays on judgments pending current appeals of the Calloway, Boatright and Ward cases Liggett, as of September 30, 2017, had secured $4,241 in bonds.
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
    Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other industry defendants in approximately 130 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of September 30, 2017, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. There have been 16 verdicts returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants’ motion for a new trial) and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial). Calloway, Irimi, Cohen and Caprio were subsequently resolved under the Engle Progeny Settlement II, discussed below. In certain cases, the judgments

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 7 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). In December 2016, Liggett entered into an agreement to settle 124 Engle progeny cases for $17,650 (see Engle Progeny Settlement II below). In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and in September 2017 Liggett entered into an agreement to settle another 20 Engle progeny cases for $4,100. As of September 30, 2017, Liggett (and in certain cases the Company) had, on an individual basis, settled 182 Engle progeny cases for approximately $6,300 in the aggregate.
Individual Actions
As of September 30, 2017, there were 17 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	9
New York	3
Louisiana	2
West Virginia	2
Ohio	1
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
Engle Progeny Settlement I. In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement I”). Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of more than 4,900 plaintiffs, including the claims of all plaintiffs with cases pending in federal court, were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013, the Company recorded a charge of $86,213 of which approximately $25,000 is related to certain payments discounted to their present value using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
Engle Progeny Settlement II. In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement II”). Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid on December 7, 2016 with the balance of $3,650 to be paid in equal quarterly payments starting in January 2018, with 5% interest. Due to the settlement, the Company recorded a charge of $17,650 in the fourth quarter of 2016.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 80 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2017, the following Engle progeny cases have resulted in judgments against Liggett:

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
In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact, which, among other things, reversed an approximately $3,000 compensatory award against Liggett. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed. In May 2017, the court granted Defendant's Motion for Remittitur and reduced the non-economic damages to $225. Plaintiff rejected the remittitur and a new trial will be conducted on non-economic damages. The retrial is scheduled for December 6, 2017.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—
Liggett satisfied the merits judgment. Subsequently, the trial court entered a joint and several final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment. Oral argument occurred on October 5, 2017 and a decision is pending.

May 2012	Calloway v. R.J. Reynolds	Broward	—	—
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On January 6, 2016, the Fourth District Court of Appeal reversed in part, including the $7,600 punitive damages award against Liggett, and remanded the case to the trial court for a new trial on certain issues. Both sides moved for rehearing and in September 2016, the Fourth District Court of Appeal reversed the judgment in its entirety and remanded the case for a new trial. As a result, the $1,530 compensatory award against Liggett was also reversed. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The court declined to accept jurisdiction. Plaintiff filed a petition for writ of certiorari to the United States Supreme Court which was denied. This case was settled in December 2016 as part of Engle Progeny Settlement II. A motion to discharge Liggett's supersedeas bond was filed.

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
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was also entered against Liggett for $300 in punitive damages. Defendants appealed and plaintiff cross-appealed. The Second District Court of Appeal reversed the trial court's decision to reduce the judgment by plaintiff's assessed fault and affirmed as to all other issues on that appeal. In a separate appeal, the Second District Court of Appeal also reversed the trial court's ruling that plaintiff's proposals for settlement were invalid and remanded for determination of attorney's fees. Defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on both appeals. Both appeals are stayed pending resolution of other matters.

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
In April 2017, a joint and several judgment was entered against R.J. Reynolds, Philip Morris and Liggett for $1,027, for compensatory damages. Judgment was also entered against Liggett for $15 in punitive damages. A hearing on post trial motions occurred on October 30, 2017 and a decision is pending.

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

Through September 30, 2017, Liggett has paid $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
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
In April 2015, in Graham, a federal case, a panel of the Eleventh Circuit held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. In January 2016, the court granted plaintiff’s motion for rehearing en banc. In June 2017, the Eleventh Circuit, sitting en banc, ruled that giving full faith and credit to the Engle findings does not deprive defendants of property without due process. The court further concluded that federal law does not preempt the Engle Phase I negligence and strict liability findings. In September 2017, R.J. Reynolds filed a Petition for Writ of Certiorari to the United States Supreme Court.

In January 2016, in Marotta, the Fourth District Court of Appeal disagreed with the Graham panel’s April 2015 decision. In April 2017, the Florida Supreme Court held that federal law does not implicitly preempt state law tort claims of strict liability and negligence by Engle progeny plaintiffs.

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

Maryland Cases

Liggett was a defendant in 16 multi-defendant personal injury cases in Maryland alleging claims arising from asbestos and tobacco exposure (“synergy cases”). In July 2016, the Court of Appeals (Maryland’s highest court) ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances, but plaintiffs must demonstrate at the trial court level how such cases may be joined while providing appropriate safeguards to prevent embarrassment, delay, expense or prejudice to defendants and “the extent to which, if at all, the special procedures applicable to asbestos cases should extend to tobacco companies.” The Court of Appeals remanded these issues to be determined at the trial court level. In June 2017, the trial court issued an order dismissing all synergy cases against the tobacco defendants, including Liggett, without prejudice. Plaintiffs may seek appellate review or file new cases against just the tobacco companies.

Liggett Only Cases

There are currently two cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In Hausrath, a New York case, Liggett filed a motion to compel depositions. A hearing is scheduled for November 15, 2017. There has been no recent activity in Cowart, a Florida case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases.

Class Actions

As of September 30, 2017, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from trial of the consolidated action. After two mistrials, in May 2013, the jury rejected all but one of the plaintiffs’ claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. The judgment was affirmed on appeal and remanded to the trial court for further proceedings. In April 2015, the plaintiffs filed a petition for writ of certiorari to the United States Supreme Court which subsequently declined review. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs have potentially viable claims against the non-Liggett defendants, which may be pursued in a second phase of the trial. On October 26, 2017, the trial court vacated the case management orders for the second phase based on notice from the non-Liggett parties that a settlement was reached with respect to the remaining 30 plaintiffs, and will enter a dismissal with prejudice as to all plaintiffs in the action that are asserting claims against the non-Liggett defendants when the settlement is finalized. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. In May 2016, the trial court ruled that the case may proceed against Liggett. Liggett requested that the trial court certify the matter to the West Virginia Supreme Court of Appeals for review, but the trial court refused. A scheduling order was entered governing the Phase I common issues pre-trial proceedings and discovery is underway. It is estimated that Liggett could be a defendant in approximately 90 individual cases. A status conference is scheduled for December 14, 2017.
Health Care Cost Recovery Actions
As of September 30, 2017, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. In October 2017, the defendants reached agreement with the Department of Justice on the timing of the corrective statements which will begin in November 2017. Liggett is not required to comply.
It is unclear what impact, if any, the Final Judgment will have on the cigarette industry as a whole. To the extent that the Final Judgment leads to a decline in industry-wide shipments of cigarettes in the United States or otherwise results in restrictions that adversely affect the industry, the Company’s consolidated financial position, results of operations and cash flows could be adversely affected.
Upcoming Trials
As of September 30, 2017, there were two Engle progeny cases scheduled for trial through September 30, 2018, where Liggett (and/or the Company) is a named defendant. One of these trials is the retrial of the non-economic damages portion of the Putney case. Trial dates are subject to change and additional cases could be scheduled for trial during this time frame.
MSA and Other State Settlement Agreements
In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states and territories. The settlements released Liggett from all smoking-related claims made by those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
In November 1998, Philip Morris, R.J. Reynolds and two other companies (the “Original Participating Manufacturers” or “OPMs”) and Liggett and Vector Tobacco (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”) (the OPMs and SPMs are hereinafter referred to jointly as “PMs”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted health care cost recovery and certain other claims of the Settling States. The MSA received final judicial approval in each Settling State.

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.3% of the total cigarettes sold in the United States in 2016. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. Liggett and Vector Tobacco paid their respective 2016 MSA payments, less any applicable disputes or adjustments.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

While the 2003 arbitration was underway, PMs entered into a binding term sheet resolving the NPM Adjustment for 2003 - 2012, agreeing to “transition year” payments for 2013 and 2014, and agreeing to terms to address the NPM Adjustment for 2015 forward. Twenty-six states joined this binding term sheet. The parties entered into a final settlement agreement in October 2017, which included a “transition year” payment for 2015 as well.
PMs continued to contest the diligence of 15 states relating to the 2003 NPM Adjustment. In September 2013, the panel found that six of those states did not diligently enforce their MSA escrow statutes in 2003.
Two of the states found non-diligent, Kentucky and Indiana, agreed to settle the dispute and enter into the settlement agreement described above. The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania, Maryland, Missouri and New Mexico courts refused to vacate the award but reduced the recovery by approximately 50%. All of those decisions are now final.
In October 2015, substantially all PMs settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against PMs' MSA payments for 2015 forward.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $21,739 for years 2013 - 2016 and by an additional $2,721 for the nine months ended September 30, 2017. Liggett and Vector Tobacco may be entitled to further adjustments for 2016 forward. The remaining NPM Adjustment accrual of approximately $19,000 at September 30, 2017 relates to the disputed amounts Liggett withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett loses the disputes for those years. As of September 30, 2017, there remains approximately $32,700 in the disputed payments account relating to Liggett’s 2011 - 2016 NPM Adjustment disputes with the non-settling states.
    Disputes over the NPM Adjustments for 2004 - 2016 remain to be arbitrated with the 19 states that have not settled. The disputes over the NPM Adjustments for 2016 forward remain to be arbitrated with all states.
The arbitration for the 2004 NPM Adjustment dispute has commenced. All of the states that have not settled are participating in that arbitration except for New Mexico, which has appealed a ruling from its trial court directing it to participate in the arbitration, and Montana, which is the only state in which the courts did not compel arbitration. A common hearing applicable to all states was held in June 2017 and evidentiary hearings for individual states will commence in November 2017 and continue through at least November 2018.
“Gross” v. “Net” Calculations.  In October 2004, the independent auditor notified all PMs that their payment obligations under the MSA, dating from the agreement’s execution in late 1998, had been recalculated using “net” units, rather than “gross” units (which had been used since 1999). Liggett objected to this retroactive change which would have called for a reduction in Liggett’s grandfathered market share and disputed the change in methodology.
In December 2012, the parties arbitrated the dispute and the arbitrators ruled that the independent auditor was precluded from recalculating Liggett’s grandfathered market share exemption and further determined that the independent auditor shall compute Liggett’s market share for all years after 2000 on a “net” basis, but adjust that computation to approximate “gross” market share by using actual returned product data for each year. In June 2016, the independent auditor issued calculations indicating that Liggett owed approximately $8,100 for years 2001 - 2013. In September 2016, Liggett paid this amount, but continues to dispute certain aspects of the independent auditor’s calculations.
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
In January 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Proceedings before the Special Master have commenced.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2017 were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2017	$16,192	$3,659	$19,851	$22,257	$27,513	$49,770
Expenses	112,026	5,766	117,792	—	—	—
NPM Settlement adjustment	(1,793)	—	(1,793)	(928)	—	(928)
Change in MSA obligations capitalized as inventory	459	—	459	—	—	—
Payments	(14,296)	(9,472)	(23,768)	—	—	—
Reclassification to/(from) non-current liabilities	(150)	6,200	6,050	150	(6,200)	(6,050)
Interest on withholding	—	243	243	—	1,907	1,907
Balance as of September 30, 2017	$112,438	$6,396	$118,834	$21,479	$23,220	$44,699

The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2016 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2016	$29,241	$22,904	$52,145	$20,094	$24,718	$44,812
Expenses	75,989	2,623	78,612	—	—	—
Change in MSA obligations capitalized as inventory	633	—	633	—	—	—
Payments	(20,976)	(25,652)	(46,628)	—	—	—
Reclassification to/(from) non-current liabilities	(2,163)	3,252	1,089	2,163	(3,252)	(1,089)
Interest on withholding	35	412	447	—	1,759	1,759
Balance as of September 30, 2016	$82,759	$3,539	$86,298	$22,257	$23,225	$45,482

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2017.
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

8.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost — benefits earned during the period	$141	$137	$423	$411	$2	$1	$4	$3
Interest cost on projected benefit obligation	1,262	1,355	3,794	4,065	92	97	276	291
Expected return on assets	(1,356)	(1,519)	(4,068)	(4,557)	—	—	—	—
Amortization of net loss (gain)	503	464	1,506	1,392	(14)	(19)	(40)	(57)
Net expense	$550	$437	$1,655	$1,311	$80	$79	$240	$237

9.	INCOME TAXES

The Company’s income tax expense in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations. The annual effective income tax rate is reviewed and, if necessary, adjusted on a quarterly basis. As a result of adopting ASU 2016-09, effective January 1, 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Condensed Consolidated Statement of Operations in the reporting period in which they occur. This may result in increased volatility in the Company’s effective tax rate.
The Company’s income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income before provision for income taxes	$26,950	$39,023	$70,316	$121,119
Income tax expense using estimated annual effective income tax rate	10,331	15,306	26,961	47,474
Changes in effective tax rates	173	(1,149)	—	—
Impact of discrete items, net	(4,032)	(841)	(4,444)	(792)
Income tax expense	$6,472	$13,316	$22,517	$46,682

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The discrete items for the nine months ended September 30, 2017 are primarily related to an income tax benefit associated with a state tax credit and the windfall tax benefit from the vesting of a performance-based stock grant. The discrete items for the nine months ended September 30, 2016 are primarily related to the results of recent state income tax audits and a change in the marginal state tax rate as a result of recent state legislation changes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$254,920	$254,920	$—	$—

Commercial paper (1)	42,662	—	42,662	—

Certificates of deposit (2)	2,493	—	2,493	—

Bonds (2)	4,240	4,240	—	—

Investment securities available for sale
Equity securities	48,088	48,088	—	—
Mutual funds invested in fixed income securities	21,023	21,023	—	—
Fixed income securities
U.S. government securities	28,696	—	28,696	—
Corporate securities	40,372	—	40,372	—
U.S. government and federal agency	5,089	—	5,089	—
Commercial mortgage-backed securities	433	—	433	—
Commercial paper	7,976	—	7,976	—
Index-linked U.S. bonds	2,314	—	2,314	—
Foreign fixed-income securities	654	—	654	—
Total fixed income securities	85,534	—	85,534	—

Total investment securities available for sale	154,645	69,111	85,534	—

Total	$458,960	$328,271	$130,689	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$86,190	$—	$—	$86,190

Nonrecurring fair value measurements
Long-term investments (3)	$4,475			$4,475	$(525)
	$4,475			$4,475	$(525)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $5,000 were written down to their fair value of $4,475, resulting in an impairment charge of $525, which was included in earnings.

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
The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, the Company’s stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on the Company’s 2020 Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by the Company’s stock price, convertible bond trading price, risk-free interest rates and stock volatility.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2017	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$86,190	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$20.47
			Convertible trading price (as a percentage of par value)	114.13%
			Volatility	18.04%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	3.0% - 4.0% (3.5%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2016	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$112,332	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.74
			Convertible trading price (as a percentage of par value)	114.69%
			Volatility	19.47%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	4.5% - 5.5% (5.0%)

11.	SEGMENT INFORMATION

The Company’s business segments for the three and nine months ended September 30, 2017 and 2016 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company’s e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2017 and 2016 were as follows:

				Real	Corporate
	Tobacco		E-Cigarettes	Estate	and Other	Total
Three months ended September 30, 2017
Revenues	$294,245		$(480)	$190,860	$—	$484,625
Operating income (loss)	61,727	(1)	(527)	3,989	(5,956)	59,233
Equity in losses from real estate ventures	—		—	(47)	—	(47)
Depreciation and amortization	2,050		—	2,075	261	4,386

Three months ended September 30, 2016
Revenues	$274,164		$4	$184,936	$—	$459,104
Operating income (loss)	66,974	(2)	(165)	8,844	(6,289)	69,364
Equity in earnings from real estate ventures	—		—	1,022	—	1,022
Depreciation and amortization	2,796		—	2,647	390	5,833

Nine months ended September 30, 2017
Revenues	$823,876		$(480)	$548,426	$—	$1,371,822
Operating income (loss)	185,904	(3)	(605)	21,195	(20,520)	185,974
Equity in earnings from real estate ventures	—		—	26,357	—	26,357
Depreciation and amortization	6,803		—	6,210	1,015	14,028
Capital expenditures	2,682		—	12,545	31	15,258

Nine months ended September 30, 2016
Revenues	$750,677		$52	$527,448	$—	$1,278,177
Operating income (loss)	194,473	(4)	(449)	28,224	(20,005)	202,243
Equity in earnings from real estate ventures	—		—	3,328	—	3,328
Depreciation and amortization	7,735		—	7,872	1,260	16,867
Capital expenditures	5,619		—	13,505	33	19,157

(1)	Operating income includes $1,826 of income from MSA Settlement and $4,104 of litigation judgment expense.

(2)	Operating income includes $370 of income from MSA Settlement.

(3)	Operating income includes $2,721 of income from MSA Settlement, and $5,791 of litigation judgment expense.

(4)	Operating income includes $370 of income from MSA Settlement, $2,350 of litigation judgment expense and $41 of restructuring expense.

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
The Company and the guarantors have filed a shelf registration statement for the offering of debt securities on a delayed or continuous basis and the Company is filing this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by the Company and guaranteed by the guarantors, but any such debt securities would not be guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of September 30, 2017 and December 31, 2016, the related Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2017 and 2016, and the related Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$205,577	$88,245	$102,238	$—	$396,060
Investment securities available for sale	122,007	32,638	—	—	154,645
Accounts receivable - trade, net	—	10,080	7,975	—	18,055
Intercompany receivables	21,027	—	—	(21,027)	—
Inventories	—	84,587	—	—	84,587
Income taxes receivable, net	3,437	—	—	(3,437)	—
Restricted assets	—	4,309	7,209	—	11,518
Other current assets	577	3,389	31,101	—	35,067
Total current assets	352,625	223,248	148,523	(24,464)	699,932
Property, plant and equipment, net	752	43,663	39,179	—	83,594
Investments in real estate, net	—	—	23,742	—	23,742
Long-term investments	74,476	—	—	—	74,476
Investments in real estate ventures	—	—	210,089	—	210,089
Investments in consolidated subsidiaries	496,729	—	—	(496,729)	—
Restricted assets	1,497	1,986	—	—	3,483
Goodwill and other intangible assets, net	—	107,511	160,668	—	268,179
Prepaid pension costs	—	23,186	—	—	23,186
Other assets	7,896	12,362	2,965	—	23,223
Total assets	$933,975	$411,956	$585,166	$(521,193)	$1,409,904
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8,001	$431	$—	$8,432
Current portion of employee benefits	—	937	—	—	937
Intercompany payables	—	754	20,273	(21,027)	—
Income taxes payable, net	—	14,068	1,532	(3,437)	12,163
Litigation accruals and current payments due under the Master Settlement Agreement	—	118,834	—	—	118,834
Other current liabilities	31,835	53,232	42,769	—	127,836
Total current liabilities	31,835	195,826	65,005	(24,464)	268,202
Notes payable, long-term debt and other obligations, less current portion	1,171,509	3,891	510	—	1,175,910
Fair value of derivatives embedded within convertible debt	86,190	—	—	—	86,190
Non-current employee benefits	44,130	15,470	—	—	59,600
Deferred income taxes, net	1,655	32,704	37,424	—	71,783
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,376	44,717	20,300	—	66,393
Total liabilities	1,336,695	292,608	123,239	(24,464)	1,728,078
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(402,720)	119,348	377,381	(496,729)	(402,720)
Non-controlling interest	—	—	84,546	—	84,546
Total stockholders' (deficiency) equity	(402,720)	119,348	461,927	(496,729)	(318,174)
Total liabilities and stockholders' deficiency	$933,975	$411,956	$585,166	$(521,193)	$1,409,904

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$293,884	$190,860	$(119)	$484,625
Expenses:
Cost of sales	—	207,800	130,316	—	338,116
Operating, selling, administrative and general expenses	8,431	18,253	56,607	(119)	83,172
Litigation settlement and judgment expense	—	4,104	—	—	4,104
Management fee expense	—	2,767	—	(2,767)	—
Operating (loss) income	(8,431)	60,960	3,937	2,767	59,233
Other income (expenses):
Interest expense	(42,420)	(804)	(10)	—	(43,234)
Change in fair value of derivatives embedded within convertible debt	9,437	—	—	—	9,437
Equity in losses from real estate ventures	—	—	(47)	—	(47)
Equity in losses from investments	(296)	(7)	—	—	(303)
Gain on sale of investment securities available for sale	96	—	—	—	96
Impairment of investment securities available for sale	(53)	—	—	—	(53)
Equity in earnings in consolidated subsidiaries	38,291	—	—	(38,291)	—
Management fee income	2,767	—	—	(2,767)	—
Other, net	1,069	435	317	—	1,821
Income before provision for income taxes	460	60,584	4,197	(38,291)	26,950
Income tax benefit (expense)	18,804	(23,895)	(1,381)	—	(6,472)
Net income	19,264	36,689	2,816	(38,291)	20,478
Net income attributed to non-controlling interest	—	—	(1,214)	—	(1,214)
Net income attributed to Vector Group Ltd.	$19,264	$36,689	$1,602	$(38,291)	$19,264
Comprehensive income attributed to non-controlling interest	$—	$—	$(1,214)	$—	$(1,214)
Comprehensive income attributed to Vector Group Ltd.	$19,908	$36,889	$1,602	$(38,491)	$19,908

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$823,754	$548,426	$(358)	$1,371,822
Expenses:
Cost of sales	—	570,461	358,472	—	928,933
Operating, selling, administrative and general expenses	27,894	54,690	168,898	(358)	251,124
Litigation settlement and judgment expense	—	5,791	—	—	5,791
Management fee expense	—	8,301	—	(8,301)	—
Operating (loss) income	(27,894)	184,511	21,056	8,301	185,974
Other income (expenses):
Interest expense	(133,650)	(2,474)	(22)	—	(136,146)
Change in fair value of derivatives embedded within convertible debt	26,142	—	—	—	26,142
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	26,357	—	26,357
Equity in losses from investments	(2,787)	(36)	—	—	(2,823)
Gain on sale of investment securities available for sale	283	—	—	—	283
Impairment of investment securities available for sale	(179)	—	—	—	(179)
Equity in earnings in consolidated subsidiaries	136,570	—	—	(136,570)	—
Management fee income	8,301	—	—	(8,301)	—
Other, net	2,688	1,132	998	—	4,818
(Loss) income before provision for income taxes	(24,636)	183,133	48,389	(136,570)	70,316
Income tax benefit (expense)	66,484	(71,300)	(17,701)	—	(22,517)
Net income	41,848	111,833	30,688	(136,570)	47,799
Net income attributed to non-controlling interest	—	—	(5,951)	—	(5,951)
Net income attributed to Vector Group Ltd.	$41,848	$111,833	$24,737	$(136,570)	$41,848
Comprehensive income attributed to non-controlling interest	$—	$—	$(5,951)	$—	$(5,951)
Comprehensive income attributed to Vector Group Ltd.	$41,131	$110,382	$24,737	$(135,119)	$41,131

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$751,087	$527,448	$(358)	$1,278,177
Expenses:
Cost of sales	—	491,711	331,784	—	823,495
Operating, selling, administrative and general expenses	26,941	55,874	167,591	(358)	250,048
Litigation settlement and judgment expense	—	2,350	—	—	2,350
Management fee expense	—	7,987	—	(7,987)	—
Restructuring charges	—	41	—	—	41
Operating (loss) income	(26,941)	193,124	28,073	7,987	202,243
Other income (expenses):
Interest expense	(101,811)	(2,629)	(14)	—	(104,454)
Change in fair value of derivatives embedded within convertible debt	23,222	—	—	—	23,222
Equity in earnings from real estate ventures	—	—	3,328	—	3,328
Gain on sale of investment securities available for sale	457	391	—	—	848
Impairment of investment securities available for sale	(144)	(4,772)	—	—	(4,916)
Equity in losses from investments	(2,043)	(65)	—	—	(2,108)
Equity in earnings in consolidated subsidiaries	131,498	—	—	(131,498)	—
Management fee income	7,987	—	—	(7,987)	—
Other, net	1,512	740	704	—	2,956
Income before provision for income taxes	33,737	186,789	32,091	(131,498)	121,119
Income tax benefit (expense)	32,791	(69,582)	(9,891)	—	(46,682)
Net income	66,528	117,207	22,200	(131,498)	74,437
Net income attributed to non-controlling interest	—	—	(7,909)	—	(7,909)
Net income attributed to Vector Group Ltd.	$66,528	$117,207	$14,291	$(131,498)	$66,528
Comprehensive income attributed to non-controlling interest	$—	$—	$(7,909)	$—	$(7,909)
Comprehensive income attributed to Vector Group Ltd.	$67,985	$118,700	$14,291	$(132,991)	$67,985

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$91,858	$231,182	$43,131	$(159,728)	$206,443
Cash flows from investing activities:
Sale of investment securities	23,066	—	—	—	23,066
Maturities of investment securities	94,858	—	—	—	94,858
Purchase of investment securities	(120,362)	—	—	—	(120,362)
Proceeds from sale or liquidation of long-term investments	500	—	466	—	966
Purchase of long-term investments	(26,500)	—	—	—	(26,500)
Investments in real estate ventures	—	—	(20,830)	—	(20,830)
Acquisition of a business	—	—	(6,569)	—	(6,569)
Distributions from investments in real estate ventures	—	—	23,338	—	23,338
Increase in cash surrender value of life insurance policies	(371)	(460)	—	—	(831)
Decrease (increase) in restricted assets	231	2,379	(6,151)	—	(3,541)
Issuance of notes receivable	—	—	(1,633)	—	(1,633)
Investments in subsidiaries	(20,245)	—	—	20,245	—
Proceeds from sale of fixed assets	—	75	—	—	75
Capital expenditures	(31)	(2,682)	(12,545)	—	(15,258)
Pay downs of investment securities	2,153	—	—	—	2,153
Investments in real estate, net	—	—	(357)	—	(357)
Net cash used in investing activities	(46,701)	(688)	(24,281)	20,245	(51,425)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	—	21	—	850,021
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(1,465)	(135)	—	(836,600)
Borrowings under revolver	—	121,521	—	—	121,521
Repayments on revolver	—	(152,870)	—	—	(152,870)
Capital contributions received	—	550	19,695	(20,245)	—
Intercompany dividends paid	—	(124,783)	(34,945)	159,728	—
Dividends and distributions on common stock	(158,425)	—	—	—	(158,425)
Distributions to non-controlling interest	—	—	(165)	—	(165)
Proceeds from issuance of Vector common stock	43,230	—	—	—	43,230
Net cash used in financing activities	(119,395)	(157,047)	(15,529)	139,483	(152,488)
Net (decrease) increase in cash and cash equivalents	(74,238)	73,447	3,321	—	2,530
Cash and cash equivalents, beginning of period	279,815	14,798	98,917	—	393,530
Cash and cash equivalents, end of period	$205,577	$88,245	$102,238	$—	$396,060

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$87,016	$136,255	$54,807	$(156,635)	$121,443
Cash flows from investing activities:
Sale of investment securities	76,514	4,721	—	—	81,235
Maturities of investment securities	4,343	—	—	—	4,343
Purchase of investment securities	(90,106)	—	—	—	(90,106)
Proceeds from sale or liquidation of long-term investments	1,000	—	—	—	1,000
Purchase of long-term investments	—	—	(50)	—	(50)
Investments in real estate ventures	—	—	(23,358)	—	(23,358)
Investments in real estate, net	—	—	(130)	—	(130)
Distributions from investments in real estate ventures	—	—	23,041	—	23,041
Increase in cash surrender value of life insurance policies	—	(451)	—	—	(451)
(Increase) decrease in restricted assets	(11)	8,126	500	—	8,615
Repayments of notes receivable	—	—	4,410	—	4,410
Pay downs of investment securities	7,842	—	—	—	7,842
Proceeds from sale of fixed assets	—	32	13	—	45
Investments in subsidiaries	(1,103)	—	—	1,103	—
Capital expenditures	(33)	(5,619)	(13,505)	—	(19,157)
Net cash (used in) provided by investing activities	(1,554)	6,809	(9,079)	1,103	(2,721)
Cash flows from financing activities:
Proceeds from issuance of debt	243,225	—	395	—	243,620
Deferred financing costs	(6,600)	—	—	—	(6,600)
Repayments of debt	—	(4,602)	(96)	—	(4,698)
Borrowings under revolver	—	104,826	—	—	104,826
Repayments on revolver	—	(94,644)	—	—	(94,644)
Capital contributions received	—	700	403	(1,103)	—
Intercompany dividends paid	—	(116,785)	(39,850)	156,635	—
Dividends and distributions on common stock	(147,270)	—	—	—	(147,270)
Contributions from non-controlling interest	—	—	248	—	248
Distributions to non-controlling interest	—	—	(9,508)	—	(9,508)
Proceeds from exercise of Vector options	398	—	—	—	398
Tax benefit of options exercised	412	—	—	—	412
Net cash provided by (used in) financing activities	90,165	(110,505)	(48,408)	155,532	86,784
Net increase (decrease) in cash and cash equivalents	175,627	32,559	(2,680)	—	205,506
Cash and cash equivalents, beginning of period	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of period	$287,097	$44,934	$113,843	$—	$445,874

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2016 and Notes thereto, included in our 2016 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2017 and 2016.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
the real estate business through our New Valley LLC (“New Valley”) subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman”), which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut and Aspen

Zoom E-cigs LLC (“Zoom”) entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. We have seen significant changes in the e-cigarette market since 2013 with apparent declines in the sales of disposable and rechargeable e-cigarettes while open-system vapor products that feature refillable tanks and use low-cost flavored liquids have demonstrated mixed results. Additionally, we believe uncertainties exist related to the impact of recent regulation of e-cigarettes, the emergence of new technologies and ongoing consumer category acceptance. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur.

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
The 6.125% Senior Secured Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses. (See Note 12.) In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
The aggregate net proceeds from the issuance of the 6.125% Senior Secured Notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,100,000 common shares, to redeem all of our outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing notes.

Issuance of 2,100,000 common shares. On January 27, 2017, we sold 2,100,000 shares of our common stock at a public offering price for net proceeds of approximately $43,200.

Redemption of Senior Secured Notes due 2021. On February 26, 2017, we retired $835,000 of our 7.75% Senior Secured Notes at a premium of 103.875%, plus accrued and unpaid interest. We incurred a loss on the extinguishment of the debt of $34,110 for the nine months ended September 30, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash charges of $1,754.
Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in state court in Jackson County, Mississippi (Chancery Division) to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. Proceedings before the Special Master have commenced. No amounts have been accrued related to this matter.

Recent Developments in Smoking-Related Litigation

There are no material changes from the Recent Developments in Smoking-Related Litigation set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2016.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and nine months ended September 30, 2017 and 2016 were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Revenues:
Tobacco	$294,245		$274,164		$823,876		$750,677
E-Cigarettes	(480)		4		(480)		52
Real Estate	190,860		184,936		548,426		527,448
Total revenues	$484,625		$459,104		$1,371,822		$1,278,177
Operating income (loss):
Tobacco	$61,727	(1)	$66,974	(2)	$185,904	(3)	$194,473	(4)
E-Cigarettes	(527)		(165)		(605)		(449)
Real Estate	3,989		8,844		21,195		28,224
Corporate and Other	(5,956)		(6,289)		(20,520)		(20,005)
Total operating income	$59,233		$69,364		$185,974		$202,243
____________________

(1)	Operating income includes $1,826 of income from MSA Settlement and $4,104 of litigation judgment expense.
(2) Operating income includes $370 of income from MSA Settlement.

(3)	Operating income includes $2,721 of income from MSA Settlements and $5,791 of litigation judgment expense.

(4)	Operating income includes $370 of income from MSA Settlement, $2,350 of litigation judgment expense and $41 of restructuring expense.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues. Total revenues were $484,625 for the three months ended September 30, 2017 compared to $459,104 for the three months ended September 30, 2016. The $25,521 (5.6%) increase in revenues was primarily due to a $20,081 increase in Tobacco revenues and a $5,924 increase in Real Estate revenues primarily related to Douglas Elliman’s brokerage revenues.
Cost of sales. Total cost of sales were $338,116 for the three months ended September 30, 2017 compared to $303,442 for the three months ended September 30, 2016. The $34,674 (11.4%) increase in cost of sales was primarily due to a $21,457 increase in Tobacco cost of sales due to increased sales volume and a $13,227 increase in Real Estate cost of sales primarily related to an increase of real estate agent commissions at Douglas Elliman.
Expenses. Operating, selling, general and administrative expenses were $83,172 for the three months ended September 30, 2017 compared to $86,298 for the same period last year. The $3,126 (3.6%) decline in operating, selling and administrative expenses was due to a $2,448 decline in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman, a $233 decline in Tobacco operating, selling, general and administrative expenses, a $333 decline in Corporate and Other expense and a $112 decline in E-Cigarettes operating, selling, general and administrative expenses.
Operating income. Operating income was $59,233 for the three months ended September 30, 2017 compared to $69,364 for the same period last year. The $10,131 (14.6%) decline in operating income was due to a $5,247 decline in Tobacco operating income and a $4,855 decline in Real Estate operating income, while E-Cigarettes operating losses increased by $362. This was offset by a decline of $333 in Corporate and Other expenses.
Other income (expenses). Other expenses were $32,283 and $30,341 for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, other expenses primarily consisted of interest expense of $43,234, equity in losses from investments of $303, equity in losses from real estate ventures of $47 and impairment of investment securities available for sale of $53. This was offset by income of $9,437 from changes in fair value of derivatives embedded within convertible debt, other income of $1,821 and gain on sale of investment securities available for sale of $96. For the three months ended September 30, 2016, other expenses primarily consisted of interest expense of $37,365, equity in losses from investments of $1,526 and impairment of investment securities available for sale of $54. This was offset by income of $6,112 from changes in fair value of derivatives embedded within convertible debt, other income of $1,328, equity in earnings from real estate ventures of $1,022, and gain on sale of investment securities available for sale of $142.
Income before provision for income taxes. Income before income taxes was $26,950 and $39,023 for the three months ended September 30, 2017 and 2016, respectively.

Income tax expense. Income tax expense was $6,472 and $13,316 for the three months ended September 30, 2017 and 2016, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended September 30, 2017, our income tax expense was lower than our estimated effective annual rate by $4,032 primarily due to a state tax credit and a windfall tax benefit associated with the vesting of a performance-based stock grant in July 2017.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton on September 25, 2017, and $0.80 per carton in March 2017 and November 2016. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in December 2016.
All of our Tobacco sales were in the discount category in 2017 and 2016. For the three months ended September 30, 2017, Tobacco revenues were $294,245 compared to $274,164 for the three months ended September 30, 2016. Revenues increased by $20,081 (7.3%) due primarily to a 9.4% (216.3 million units) increase in unit sales volume. The increase in unit sales volume created a favorable volume variance of $25,727. This was partially offset by an unfavorable net pricing variance of $5,646.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2017		2016

Manufacturing overhead, raw materials and labor	$33,715		$32,203
Federal Excise Taxes, net	126,912		116,024
FDA expense	5,071		4,763
MSA expense, net of market share exemption	42,102	(1)	33,353	(2)
Total cost of sales	$207,800		$186,343

(1) Includes $1,826 reduction in expense from MSA Settlement.
(2) Includes $370 reduction in expense from MSA Settlement.

Tobacco gross profit was $86,445 for the three months ended September 30, 2017 compared to $87,821 for the three months ended September 30, 2016. The $1,376 (1.6%) decline in gross profit was due primarily to the unfavorable net pricing variance discussed above and higher MSA unit costs partially offset by higher sales volumes. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 51.7% in the 2017 period and 55.5% in the 2016 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $20,614 and $20,847 for the three months ended September 30, 2017 and 2016, respectively. Total tobacco product liability legal expenses, including settlements and judgments, were $5,641 and $1,500 for the three months ended September 30, 2017 and 2016, respectively.
Tobacco operating income. Tobacco operating income was $61,727 for the three months ended September 30, 2017 compared to $66,974 for the same period last year. The Tobacco operating income decline of $5,247 (7.8%) was primarily due to decreased gross profit margins discussed above and a $4,104 legal settlement recorded in the three months ended September 30, 2017.
E-Cigarettes.
E-Cigarettes revenues. E-Cigarettes had negative revenues of $480 for the three months ended September 30, 2017 compared to $4 for three months ended September 30, 2016. The negative revenues for the three months ended September 30, 2017 were the result of an increase in the estimated allowance for the return of products sold in prior years.
E-Cigarettes cost of sales. There were no E-Cigarettes cost of sales for the three months ended September 30, 2017 compared to $10 for the three months ended September 30, 2016.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $47 and $159 for the three months ended September 30, 2017 and 2016, respectively. Operating losses from E-Cigarettes were $527 and $165 for the three months ended September 30, 2017 and 2016, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $190,860 and $184,936 for the three months ended ended September 30, 2017 and 2016, respectively. Real Estate revenues increased by $5,924 (3.2%), primarily related to an increase of $5,757 in Douglas Elliman’s Commission and other brokerage income. The increase in commission and other brokerage income was related to increased commission and other brokerage income from Douglas Elliman’s existing-home sales and was offset by lower revenues generated from Douglas Elliman’s development marketing division.
Real Estate revenues and cost of sales for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended
	September 30,
	2017	2016
Real Estate Revenues:
Commission and other brokerage income	$181,391	$175,634
Property management income	7,793	7,751
Title fees	1,197	1,068
Sales on facilities primarily from Escena	479	483
Total real estate revenues	$190,860	$184,936

Real Estate Cost of Sales:
Real estate agent commissions	$129,220	$116,031
Cost of sales on facilities primarily from Escena	893	877
Title fees	203	181
Total real estate cost of sales	$130,316	$117,089
___________________________________

Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $13,189 due primarily to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $56,555 and $59,003 for the three months ended September 30, 2017 and 2016, respectively.
Real Estate operating income. The Real Estate segment had operating income of $3,989 and $8,844 for the three months ended September 30, 2017 and 2016, respectively. The decline in operating income of $4,855 was primarily related to decreased operating income at Douglas Elliman.
Corporate and Other.
Corporate and other operating loss. The operating loss at the corporate segment was $5,956 for the three months ended September 30, 2017 compared to $6,289 for the same period in 2016. The decline of $333 was primarily due to changes in expense allocation combined with decreased depreciation expense for the three months ended September 30, 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues. Total revenues were $1,371,822 for the nine months ended September 30, 2017 compared to $1,278,177 for the nine months ended September 30, 2016. The $93,645 (7.3%) increase in revenues was primarily due to a $73,199 increase in Tobacco revenues and a $20,978 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues.
Cost of sales. Total cost of sales were $928,933 for the nine months ended September 30, 2017 compared to $823,495 for the nine months ended September 30, 2016. The $105,438 (12.8%) increase in cost of sales was primarily due to a $78,773 increase in Tobacco cost of sales primarily related to increased sales volume and a $26,688 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman.

Expenses. Operating, selling, general and administrative expenses were $251,124 for the nine months ended September 30, 2017 compared to $250,048 for the same period last year. The $1,076 (0.4%) increase was due to a $1,319 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $515 increase in Corporate and Other expense. This was offset by a $353 decline in E-Cigarettes operating, selling, general and administrative expenses and a $405 decline in Tobacco operating, selling, general and administrative expenses.
Operating income. Operating income was $185,974 for the nine months ended September 30, 2017 compared to $202,243 for the same period last year, a decline of $16,269 (8.0%). Tobacco operating income declined by $8,569. Real Estate operating income declined by $7,029 primarily related to Douglas Elliman. Corporate and Other expenses increased by $515 and E-Cigarettes operating losses increased by $156.
Other income (expenses). Other expenses were $115,658 and $81,124 for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, other expenses primarily consisted of interest expense of $136,146, loss on extinguishment of debt of $34,110, impairment of investment securities available for sale of $179, and equity in losses from investments of $2,823. This was offset by income of $26,142 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $26,357, other income of $4,818 and gain on sale of investment securities available for sale of $283. For the nine months ended September 30, 2016, other expenses primarily consisted of interest expense of $104,454, impairment of investment securities available for sale of $4,916 and equity in losses from investments of $2,108. This was offset by income of $23,222 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $3,328, other income of $2,956 and gain on sale of investment securities available for sale of $848.
Income before provision for income taxes. Income before income taxes was $70,316 for the nine months ended September 30, 2017 compared to income before income taxes of $121,119 for the nine months ended September 30, 2016.
Income tax expense. Income tax expense was $22,517 and $46,682 for the nine months ended September 30, 2017 and 2016, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the nine months ended September 30, 2017, our income tax expense was lower than our estimated annual effective rate by $4,444 primarily due to a state tax credit, a windfall tax benefit from the vesting of a performance-based stock grant in 2017 and the results of recent state income tax audits.

Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton on September 25, 2017, $0.80 per carton in March 2017 and November 2016 and $0.70 per carton in May 2016. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in December 2016.
All of our Tobacco sales were in the discount category in 2017 and 2016. For the nine months ended September 30, 2017, Tobacco revenues were $823,876 compared to $750,677 for the nine months ended September 30, 2016. Revenues increased by $73,199 (9.8%) due primarily to a 12.0% (749.7 million units) increase in unit sales volume. The increase in sales volume created a favorable volume variance of $90,309. This was partially offset by an unfavorable net price variance of $17,110.
Tobacco cost of sales. The Tobacco segment’s MSA expense is included in cost of sales. The calculation of our benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of September 30, 2017, we estimate taxable shipments in the U.S. will decline by 3.75% in 2017. Our annual MSA expense changes by approximately $1,800 for each percentage change in estimated shipment volumes in the U.S. market. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2017		2016

Manufacturing overhead, raw materials and labor	$94,449		$87,572
Federal Excise Taxes, net	351,474		313,731
FDA expense	15,233		14,395
MSA expense, net of market share exemption	109,305	(1)	75,990	(2)
Total cost of sales	$570,461		$491,688

(1)	Includes $2,721 reduction in expense from MSA Settlements.

(2)	Includes $370 reduction in expense from MSA Settlements.

Tobacco gross profit was $253,415 for the nine months ended September 30, 2017 compared to $258,989 for the nine months ended September 30, 2016. The $5,574 (2.2%) decline in gross profit was due primarily to the unfavorable net pricing variance discussed above and higher MSA unit costs partially offset by higher sales volumes. Gross profit for the nine months ended September 30, 2016 includes $5,010 related to a revision in Liggett’s 2015 MSA cost estimate due to higher industry volume. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 53.6% in the 2017 period and 59.3% in the 2016 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $61,720 for the nine months ended September 30, 2017 compared to $62,125 for the nine months ended September 30, 2016. The $405 (0.7%) decline was due to lower compensation expense. Tobacco product liability legal expenses, including settlements and judgments, were $10,461 and $7,378 for the nine months ended September 30, 2017 and 2016, respectively.
Tobacco operating income. Tobacco operating income was $185,904 for the nine months ended September 30, 2017 compared to $194,473 for the same period last year. The Tobacco operating income decline of $8,569 (4.4%) was primarily due to lower gross profit margins discussed above and a $5,791 legal settlement recorded in 2017.
E-Cigarettes.
E-Cigarettes revenues. E-Cigarettes had negative revenues of $480 for the nine months ended September 30, 2017 compared to $52 for the nine months ended September 30, 2016. The negative revenues for the nine months ended September 30, 2017 were the result of an increase in the estimated allowance for the return of products sold in prior years.
E-Cigarettes cost of sales. There were no E-Cigarettes cost of sales for the nine months ended September 30, 2017 compared to $23 for the nine months ended September 30, 2016.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $125 and $478 for the nine months ended September 30, 2017 and 2016, respectively. Operating losses from E-Cigarettes were $605 and $449 for the nine months ended September 30, 2017 and 2016, respectively.

Real Estate.
Real Estate revenues. Real Estate revenues were $548,426 and $527,448 for the nine months ended ended September 30, 2017 and 2016, respectively. Real Estate revenues increased by $20,978 (4.0%), which was primarily related to an increase of $18,404 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was related to increased commission and other brokerage income from Douglas Elliman’s existing-home sales and was offset by lower revenues generated from Douglas Elliman’s development marketing division.
Real Estate revenues and cost of sales for the nine months ended ended September 30, 2017 were as follows:

	Nine Months Ended
	September 30,
	2017	2016
Real Estate Revenues:
Commission and other brokerage income	$516,760	$498,356
Property management income	24,149	22,215
Title fees	3,719	3,196
Sales on facilities primarily from Escena	3,798	3,678
Other	—	3
Total real estate revenues	$548,426	$527,448

Real Estate Cost of Sales:
Real estate agent commissions	$354,878	$328,396
Cost of sales on facilities primarily from Escena	2,951	2,887
Title fees	643	501
Total real estate cost of sales	$358,472	$331,784
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $26,482 due primarily to an increase in sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $168,759 and $167,440 for the nine months ended September 30, 2017 and 2016, respectively.
Real Estate operating income. The Real Estate segment had operating income of $21,195 and $28,224 for the nine months ended September 30, 2017 and 2016, respectively. The decline in operating income of $7,029 was primarily related to decreased operating income at Douglas Elliman.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $20,520 for the nine months ended September 30, 2017 compared to $20,005 for the same period in 2016. The increase of $515 was primarily due to increased stock-based compensation expense for the nine months ended September 30, 2017.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2017:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2017	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$13,205	$—	$13,205	$—	TBD		N/A		TBD		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,644	7,893	10,537	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$15,849	$7,893	$23,742	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	3,396	2,654	6,050	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	10,790	10,077	20,867	—	97,000	SF	—		27	R	May 2014	December 2017
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	17,381	4,268	21,649	—	252,000	SF	80,000	SF	452	H	September 2013	March 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	25,719	(877)	24,842	—	330,000	SF	1,700	SF	157	R	September 2014	February 2019
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	1,114	3,222	4,336	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	—	—	—	—	246,000	SF	—		11 367	R H	June 2014	December 2017
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	265	1,245		65,000	SF	—		86	R	September 2014	January 2018
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	14,711	(7,323)	7,388	—	260,000	SF	50,000	SF	391	R	March 2014	December 2017
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	19,630	1,461	21,091	—	160,000	SF	TBD		70	R	October 2015	September 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	5,992	4,257	10,249	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	1,359	(1,097)	262	—	210,000	SF	—		20 190	R H	May 2015	July 2018
The Eleventh (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	3,892	20,892	—	630,000	SF	85,000	SF	241 137	R H	September 2016	November 2019
Monad Terrace	Miami Beach, FL	May 2015	18.0%	7,635	670	8,305	—	160,000	SF	—		59	R	May 2016	September 2020
Takanasee	Long Branch, NJ	December 2015	22.8%	5,015	1,052	6,067	—	63,000	SF	—		13	R	June 2017	TBD
New Brookland	Brooklyn, NY	April 2017	9.8%	402	16	418	—	24,000	SF	—		33	R	August 2017	March 2019
Condominium and Mixed Use Development				$87,453	$66,208	$153,661	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$929	$(929)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
Mosiac II (ST Portfolio)	Houston, TX	November 2013	16.3%	5,857	1,741	7,598	—	400,000	SF	20,000	SF	396	R	N/A	N/A
Apartment Buildings				$6,786	$812	$7,598	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$29,315	$(7,673)	$21,642	$—	446,000	SF	—		628	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,058)	2,990	—	52	Acres	—		101	H	N/A	N/A
Hotels				$35,363	$(10,731)	$24,632	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,835	$(2,348)	$2,487	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	2.1%	9,762	231	9,993	—	—	—	90,000	SF	—	—	N/A	N/A
Commercial				$14,597	$(2,117)	$12,480	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$9,825	$(102)	$9,723	$10,175	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$9,825	$(102)	$9,723	$10,175

Investments in real estate ventures				$154,024	$54,070	$208,094	$10,175

Total Carrying Value				$169,873	$61,963	$231,836

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

(2) Carrying value as of September 30, 2017, includes non-controlling interest of $2,018 and $1,795, respectively.
(3) The Witkoff GP Partner venture consisted of a $1,500 investment in 500 Broadway, a $7,500 investment in Fontainebleau Las Vegas, a $517 investment in 1568 Broadway debt and a $206 investment in other.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $1,995 as of September 30, 2017. New Valley has capitalized $18,701 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of September 30, 2017. This amount is included in the “Cumulative Earnings (Losses)” column in the table above.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2,530 and $205,506 for the nine months ended September 30, 2017 and 2016, respectively.
Cash provided from operations was $206,443 and $121,443 for the nine months ended September 30, 2017 and 2016, respectively. The increase primarily related to increased accruals under the Master Settlement Agreement due to increased unit sales, declines in the amount of payments of tobacco litigation settlements and judgments as well as income tax payments and increases in distributions received from real estate joint ventures. These were offset by a decline in operating income and the payment of a redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021.
Cash used in investing activities was $51,425 and $2,721 for the nine months ended September 30, 2017 and 2016, respectively. In the first nine months of 2017, cash used in investing activities was for the purchase of investment securities of $120,362, investments in real estate ventures of $20,830, capital expenditures of $15,258, investments in real estate, net of $357, an increase in cash surrender value of corporate-owned life insurance policies of $831, issuance of notes receivable of $1,633, an increase in restricted assets of $3,541, the purchase of subsidiaries of $6,569, and purchase of long-term investments of $26,500. This was offset by the sale of investment securities of $23,066, pay downs of investment securities of $2,153, the maturities of investment securities of $94,858, distributions from investments in real estate ventures of $23,338, proceeds from the sale or liquidation of long-term investments of $966 and proceeds from the sale of fixed assets of $75. In the first nine months of 2016, cash used in investing activities was for the purchase of investment securities of $90,106, investments in real estate ventures of $23,358, capital expenditures of $19,157, investments in real estate, net of $130, an increase in cash surrender value of corporate-owned life insurance policies of $451 and purchase of long-term investments of $50. This was offset by the sale of investment securities of $81,235, pay downs of investment securities of $7,842, the proceeds from sale or liquidation of long-term investments of $1,000, the maturities of investment securities of $4,343, distributions from investments in real estate ventures of $23,041, a decrease in restricted assets of $8,615, repayments of notes receivable of $4,410 and proceeds from the sale of fixed assets of $45.
Cash used in financing activities was $152,488 for the nine months ended September 30, 2017 and cash provided by financing activities was $86,784 for the nine months ended September 30, 2016. In the first nine months of 2017, cash was used for the dividends and distributions on common stock of $158,425, repayments of debt of $836,600, net repayments of debt under the revolver of $31,349, distributions to non-controlling interest of $165, and payment of deferred financing costs of $19,200. This was offset by proceeds from debt issuance of $850,021, and proceeds of issuance of our common stock of $43,230. In the first nine months of 2016, cash provided by financing activities was from proceeds of debt issuance of $243,620, proceeds from net borrowings of debt under the revolver of $10,182, tax benefit of options exercised of $412, proceeds from the exercise of Vector options of $398 and contributions from non-controlling interest of $248. This was offset by cash used for the dividends and distributions on common stock of $147,270, repayments of debt of $4,698, distributions to non-controlling interest of $9,508 and payment of deferred financing costs of $6,600.
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
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of September 30, 2017, $8,812 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was $44,349 based on eligible collateral at September 30, 2017. At September 30, 2017, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $233,720 for the last twelve months ended September 30, 2017.
Vector. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes due 2025. The aggregate net proceeds from the issuance of the 6.125% Senior Secured Notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,100,000 common shares, to redeem all of our outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing notes. We retired the 7.75% Senior Secured Notes at 103.875%, plus accrued and unpaid interest, on February 26, 2017. We incurred a loss on the extinguishment of the debt of $34,110 for the nine months ended September 30, 2017, which included $32,356 of premium and tender offer costs and non-cash interest expense of $1,754 related to the write-off of net unamortized debt premium and deferred finance costs.
The indenture of our 6.125% Senior Secured Notes due 2025 contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if our Leverage

Ratio and our Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. Our Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of September 30, 2017, we were in compliance with all debt covenants. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined by the indenture.

	Indenture	September 30, 2017
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$327,907
Leverage ratio, as defined	<3.0 to 1	1.81 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.8 to 1

As of December 31, 2016, we were in compliance with all debt covenants in place at that time.

We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2017, we and our subsidiaries had total outstanding indebtedness of $1,351,583, of which $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $850,000 of our 6.125% Senior Secured Notes mature in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $396,100, investment securities available for sale of approximately $154,600, long-term investments with an estimated value of approximately $83,400 and availability under Liggett’s credit facility of approximately $44,300 at September 30, 2017. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of September 30, 2017, approximately $8,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2017, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $88.
In addition, as of September 30, 2017, $349,480 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $855 with approximately $238 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $617 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $11,000 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $86,731 and $85,885. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $86,190 as of September 30, 2017. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

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

The 2009 Family Smoking Prevention and Tobacco Control Act (the “TCA”) provides that, under certain circumstances, tobacco products may continue to be sold only if an FDA review has determined that the products are “substantially equivalent” to a previously-marketed “predicate” product. Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence application to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is “not substantially equivalent” (“NSE”) to the predicate product. Liggett and Vector Tobacco submitted applications for each of their respective cigarette brand styles before March 23, 2011, seeking FDA determinations that the styles are substantially equivalent to their respective predicate products. As a part of the FDA review process, Liggett and Vector Tobacco have received various communications from FDA regarding certain of their substantial equivalence applications, including “Preliminary Finding” letters and other FDA correspondence requesting additional information. Liggett and Vector Tobacco have timely responded to FDA’s requests.

To date, Liggett has received NSE orders relating to 20 cigarette brand styles. With respect to the first six NSE orders, Liggett discontinued the cigarette brand styles subject to the orders. Sales of these discontinued cigarette brand styles represented less than 1% of Liggett’s annual revenue in 2016. With respect to NSE orders issued in September 2017 relating to 14 cigarette brand styles, Liggett has elected to pursue administrative appeals with FDA. Sales of these 14 cigarette brand styles currently account for approximately 1% of Liggett’s revenue for the nine months ended September 30, 2017. There can be no assurance as to the timing or outcome of these appeals. The Company is continuing to sell the affected cigarette brand styles during the administrative appeal process.

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

As part of the comprehensive plan, FDA also announced its intent to issue an Advance Notice of Proposed Rulemaking requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery.

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

Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” is incorporated herein by reference.

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

There were no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed that Liggett had failed to make all required payments under the respective settlement agreements with these states. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. No amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In January 2016, Mississippi filed a motion to enforce the March 1996 settlement agreement alleging that Liggett owes at least $27 million in compensatory damages (including interest), and $20 million in punitive damages plus attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Proceedings before the Special Master have commenced. There can be no assurance that Liggett will prevail and that Liggett will not be required to make additional payments, which could materially adversely affect our condensed consolidated financial position, results of operations or cash flows and the value of our common stock.

The Family Smoking Prevention and Tobacco Control Act may adversely affect our sales and operating profit

On June 22, 2009 the Family Smoking Prevention and Tobacco Control Act (“TCA”) became law. The law grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products. On July 28, 2017, FDA announced a new comprehensive plan regarding the regulation of cigarettes, which it said would place nicotine at the center of its regulatory efforts. As part of the approach, FDA announced a plan to prioritize nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). FDA announced that it will issue an Advance Notice of Proposed Rulemaking to seek input on the potential health benefits and any possible adverse effects of requiring manufacturers to lower nicotine levels in cigarettes to non-addictive, or potentially minimally addictive, levels. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the Tobacco Products Scientific Advisory Committee (TPSAC) for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. As part of the comprehensive plan, the FDA also announced its intent to issue an Advance Notice of Proposed Rulemaking requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. We are unable to predict what effect these potential new regulations could have on our business and results of operations.
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
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. With respect to the first six NSE orders, Liggett discontinued the cigarette brand styles subject to the orders. Sales of these discontinued cigarette brand styles represented less than 1% of Liggett’s annual revenue in 2016. With respect to NSE orders issued in September 2017 relating to 14 cigarette brand styles, Liggett has elected to pursue administrative appeals with FDA. Sales of these 14 cigarette brand styles currently account for approximately 1% of Liggett’s revenue for the nine months ended September 30, 2017. There can be no assurance as to the timing or outcome of these appeals. The Company is continuing to sell the affected cigarette brand styles during the administrative appeal process.
We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s remaining responses to “Preliminary Finding” letters for pending substantial equivalence applications to be sufficient to support determinations of substantial equivalence for the products covered by those applications. It is possible that FDA could determine some, or all, of these products to be “not substantially equivalent” to a predicate tobacco product, as FDA has already done for 20 of Liggett’s applications and for multiple substantial equivalence applications from other tobacco companies. These NSE orders could create negative precedent for Liggett’s and Vector Tobacco’s other substantial equivalence applications, although on July 28, 2017, FDA indicated that it will revisit the review process for substantial equivalence applications of the type submitted by Liggett and Vector Tobacco, for products first introduced after February 15, 2007 and before March 22, 2011. FDA indicated that it will evaluate whether the review of outstanding applications would be an effective use of the agency’s resources or whether agency review would not be required for certain pending applications. We cannot predict whether FDA will decide to suspend review of some or all of our outstanding applications, how FDA would evaluate whether an application should undergo review, or how a decision not to review an application would affect the legal status of the product. NSE orders for other cigarette styles could require us to stop the sale of the applicable cigarettes and could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended September 30, 2017 except for approximately 6,437,106 shares of our common stock issued as a stock dividend on September 28, 2017.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended September 30, 2017 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2017	191,967	$21.36	(1)	—	—
August 1 to August 31, 2017	—	—		—	—
September 1 to September 30, 2017	—	—		—	—
Total	191,967	$21.36		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with an employee’s vesting in restricted stock. The shares were immediately canceled. The number of shares and average price paid per share have not been adjusted for the impact of our 5% stock dividend, payable on September 28, 2017.

Item 6.    Exhibits:

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2016 and for each of the nine months within the periods ended September 30, 2017 and 2016.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 8, 2017