Form 10-K
period 2017-12-31
VECTOR GROUP LTD
filed 2018-03-01
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2017 was approximately $2.047 billion.
At February 28, 2018, Vector Group Ltd. had 134,365,424 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	27
Item 6.	Selected Financial Data	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	57
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	57
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	59

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	60
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
Item 13.	Certain Relationships and Related Transactions, and Director Independence	60
Item 14.	Principal Accounting Fees and Services	60

PART IV
Item 15.	Exhibits and Financial Statement Schedules	61
Item 16.	Form 10-K Summary	65
SIGNATURES		66
EX-10.21
EX-10.22
EX-10.32
EX-12.1
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
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

•
the real estate business through our New Valley LLC (“New Valley”) subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman”), which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut and Aspen.

Financial information relating to our business segments can be found in Note 19 to our consolidated financial statements. Our business segments for the year ended December 31, 2017 were Tobacco, E-Cigarettes, and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of the Company’s e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco

•	Capitalize on our tobacco subsidiaries’ cost advantage in the United States cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement (“MSA”);

•
Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (PYRAMID, EAGLE 20’s, GRAND PRIX, LIGGETT SELECT and EVE) and utilize core brand equity to selectively build distribution;

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
For the year ended December 31, 2017, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.

Since 2004, Liggett has only produced discount cigarettes and all of Liggett’s units sold in 2017, 2016 and 2015 were in the discount segment. The U.S. cigarette market consists of premium cigarettes, which are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, and discount cigarettes, which are marketed at lower retail prices to adult smokers who are more value conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace.
According to data from Management Science Associates, Inc., the discount segment represented 27.5% of the total U.S. cigarette market in 2017 compared to 27.4% in 2016 and 27.9% in 2015. Liggett’s domestic shipments of approximately 9.2 billion cigarettes during 2017 accounted for 3.7% of the total cigarettes shipped in the United States during such year. Liggett’s market share was 3.3% in both 2016 and 2015. According to Management Science Associates, Liggett held a share of approximately 13.5% of the overall discount market segment for 2017 compared to 12.0% for 2016 and 11.8% for 2015.
Liggett produces cigarettes in 109 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

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
In April 2009, Liggett repositioned PYRAMID as a box-only brand with a low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID represented 39.4% of Liggett’s unit volume in 2017, 50.7% in 2016 and 54.4% in 2015.
In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 44.4% of Liggett’s unit volume in 2017, 29.1% in 2016 and 23.4% in 2015. EAGLE 20’s is now the largest seller in Liggett’s family of brands.
Under the MSA reached in November 1998 with 46 states and various territories, cigarette manufacturers selling product in the U.S. must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds its grandfathered market share established under the MSA of approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
Liggett’s and Vector Tobacco’s payments under the MSA are based on each respective company’s incremental market share above the grandfathered market share applicable to each respective company. Thus, if Liggett’s total market share is 3%, its MSA payment is based on 1.35%, which is the difference between Liggett’s total market share of 3% and its approximate applicable grandfathered market share of 1.65%. We anticipate that both Liggett’s and Vector Tobacco’s payment exemptions will be fully utilized for the foreseeable future.
The source of industry data in this report is Management Science Associates, Inc., an independent third-party data management organization that collects wholesale and retail shipment data from various cigarette manufacturers and distributors and provides analysis of market share unit sales volume for individual companies and the industry as a whole. Management Science Associates, Inc.’s information relating to unit sales volume and market share of certain smaller, primarily deep discount, cigarette manufacturers is based on estimates developed by Management Science Associates, Inc.
Business Strategy.  Liggett’s business strategy is to capitalize on its cost advantage in the United States cigarette market resulting from the favorable treatment our tobacco subsidiaries receive under settlement agreements with the states and the MSA. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (PYRAMID, EAGLE 20’s, GRAND PRIX, LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product management efforts to provide the best quality products relative to other discount products in the market place. Liggett will continue to seek increases in efficiency by developing and adapting its organizational structure to maximize profit potential.
Sales, Marketing and Distribution.  Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to 15 public warehouses located throughout the United States by third-party trucking companies. These warehouses serve as local distribution centers for Liggett’s customers.

Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 18% and 13% of Liggett’s revenues in 2017, 16% and 14% of Liggett’s revenues in 2016, and 19% and 10% of Liggett’s revenues in 2015. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers, represented approximately 7% and 5%, respectively, of net accounts receivable at December 31, 2017, 9% and 3%, respectively, at December 31, 2016, and 4% and 1%, respectively, at December 31, 2015. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of leaf tobacco, including flue-cured, burley, Maryland, oriental, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of these products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and foreign leaf dealers, much of it under long-term purchase commitments. As of December 31, 2017, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market 109 different cigarette brand styles. Liggett’s facility produced approximately 9.2 billion cigarettes in 2017, but maintains the capacity to produce approximately 17.4 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Competition.  Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company (which is now part of British American Tobacco Plc) (“RJ Reynolds”) and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
The merger between RJ Reynolds and Lorillard in June 2015 consolidated approximately 80% of the U.S. cigarette market within the control of two manufacturers, Philip Morris and RJ Reynolds. This consolidation and future consolidation in the industry could have a material adverse effect on our ability to compete in the U.S. cigarette market.
Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, after the MSA was signed, some smaller manufacturers and importers that are not parties to the MSA were able to overcome these competitive barriers due to their cost advantage resulting from the MSA. These smaller manufacturers and importers that are not parties to the MSA have been impacted in recent years by the state statutes enacted pursuant to the MSA; however, these companies still have significant market share in the aggregate through competitive discounting in this segment.
In the cigarette business, Liggett competes on dual fronts. The two major manufacturers compete among themselves for premium brand market share based on advertising and promotional activities and trade rebates and incentives and compete with Liggett and others for discount market share, on the basis of cost and brand loyalty. These competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.
According to Management Science Associates Inc.’s data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for approximately 77.5% of the domestic cigarette market in 2017. Liggett’s domestic shipments of approximately 9.2 billion cigarettes during 2017 accounted for 3.7% of the approximately 247 billion cigarettes shipped in the United States, compared to 8.5 billion cigarettes in 2016 (3.3%) and 8.7 billion cigarettes in 2015 (3.3%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates Inc.’s data indicating that domestic industry-wide shipments declined by approximately 4.2% (approximately

10.8 billion units) and 2.4% (approximately 6.3 billion units) in 2017 and 2016, respectively. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
Historically, because of their dominant market share, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, have been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused other cigarette manufacturers to bring their prices in line with the levels established by these two major manufacturers. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers’ list price gap. Recent discounting by manufacturers has been far greater than historical levels, and the actual price gap between premium and deep-discount cigarettes has changed accordingly. This has led to shifts in price segment performance depending upon the actual price gaps of products at retail.
Philip Morris and RJ Reynolds dominate the domestic cigarette market which makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
E-Cigarettes
Our subsidiary, Zoom E-Cigs LLC (“Zoom”), entered the United States e-cigarette market in limited retail distribution outlets in 2013 with a cautious plan to minimize expense. Uncertainties regarding e-cigarettes remain today as when Zoom was first launched. In fact, we have seen significant changes in the e-cigarette market since 2013 and believe uncertainties related to the impact of recent regulation, the emergence of new technologies and ongoing consumer category acceptance exist. Given this backdrop, our primary focus on the e-cigarette product is to limit risk while staying prepared to pursue opportunities if they occur. Zoom incurred operating losses of $0.9 million, $1.4 million and $13.0 million in 2017, 2016, and 2015, respectively.
Legislation, Regulation, Taxation and Litigation
In the United States, tobacco products are subject to substantial and increasing legislation, regulation, taxation, and litigation, which have a negative effect on revenue and profitability. In June 2009, legislation was passed providing for regulation of the tobacco industry by the United States Food and Drug Administration. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Legislation and Regulation.”
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
In November 1998, Philip Morris, R.J. Reynolds and two other companies (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the MSA with 46 states, the District of Columbia, Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted and unasserted healthcare cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each Settling State.
As a result of the MSA, the Settling States released Liggett and Vector Tobacco from:

•
all claims of the Settling States and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; and (ii) the health effects of, the exposure to, or research, statements or warnings about, tobacco products; and

•
all monetary claims of the Settling States and their respective subdivisions and other recipients of state health care funds, relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.7% of the total cigarettes sold in the United States in 2017. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.
New Valley
New Valley, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire or invest in additional real estate properties and projects. New Valley owns a 70.59% interest in Douglas Elliman Realty which operates the largest residential brokerage company in the New York metropolitan area, which is known as Douglas Elliman Real Estate or Douglas Elliman. New Valley also holds investment interests in various real estate projects domestically and internationally.
Business Strategy
New Valley’s business strategy is to continue to operate its real estate business, to acquire additional real estate properties and to acquire operating companies through merger, purchase of assets, stock acquisition or other means, or to acquire control of operating companies through one of such means. New Valley may also seek from time to time to dispose of such businesses and properties when favorable market conditions exist. New Valley’s cash and investments are available for general corporate purposes, including for acquisition purposes.
Douglas Elliman Realty, LLC
In addition to owning the largest residential brokerage company in the New York metropolitan area, Douglas Elliman Realty owns Residential Management Group LLC, which conducts business as Douglas Elliman Property Management and is the New York metropolitan area’s largest manager of rental, co-op and condominium housing and Title Services business.
Real Estate Brokerage Business.  Douglas Elliman Real Estate is engaged in the real estate brokerage business through its seven subsidiaries. The seven brokerage companies have 110 offices with approximately 6,600 real estate agents in the New York metropolitan area as well as South Florida, Los Angeles, California, Connecticut and Aspen. The companies achieved combined sales of approximately $26.1 billion of real estate in 2017, approximately $24.6 billion of real estate in 2016 and approximately $22.4 billion of real estate in 2015. Douglas Elliman Real Estate was ranked as the fourth-largest residential brokerage company in the United States in 2017 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $722.3 million in 2017, $675.3 million in 2016, and $637.0 million in 2015.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 21 New York City offices, with approximately 2,737 real estate agents, 6,491 transactions, representing sales volume of approximately $12.7 billion of real estate in 2017. This is compared to approximately 6,812 transactions, representing approximately $14.0 billion of real estate in 2016, and approximately 7,119 transactions closed in 2015, representing approximately $12.7 billion of real estate.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 38 offices and approximately 2,073 real estate agents. Douglas Elliman of Long Island serves approximately 250 communities in Long Island and Queens, New York. The Westchester brokerage operation operates in a suburban area north of New York City with five offices and approximately 158 real estate agents. The Connecticut brokerage operation operates in Greenwich, Connecticut with one office and approximately 60 real estate agents. During 2017, the three brokerage operations closed approximately 11,124 transactions, representing sales volume of approximately $7.6 billion of real estate. This is compared to approximately 11,041 transactions, representing sales volume of approximately $7.1 billion of real estate in 2016, and approximately 9,764 transactions closed in 2015, representing approximately $6.3 billion of real estate.
In December 2013, Douglas Elliman Realty acquired from an affiliate of New Valley the membership interest in the Florida brokerage operation. Douglas Elliman Florida, LLC operates in South Florida with 17 offices located in downtown Miami, Miami Beach, Coconut Grove, North Miami, Ft. Lauderdale, Boca Raton and Palm Beach. The offices have approximately 872 real estate agents and closed approximately 3,050 transactions, representing sales volume of $3.6 billion of real estate in 2017. This compared to approximately 2,256 transactions, representing sales volume of approximately $2.6 billion of real estate in 2016, and approximately 2,088 transactions closed in 2015, representing approximately $2.4 billion of real estate.
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

In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby’s International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker. Douglas Elliman believes that its major competitors in 2018 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately-owned companies. Specific to the New York metropolitan area, Douglas Elliman’s major competitors include Brown Harris Stevens, Halstead Properties, and Stribling & Associates. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
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
Real Estate Settlement Procedures Act (“RESPA”) and state real estate brokerage laws restrict payments that real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may, to some extent, restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. In addition, our relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
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
The taglines “It’s Time for Elliman,” “From Manhattan to Montauk” and “askelliman.com” are used extensively in the Douglas Elliman’s brokerage operations. In addition, Douglas Elliman’s brokerage operation continues to use the trade names of certain companies that it has acquired.
Residential Property Management Business.  Douglas Elliman Realty is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is one of the leading New-York-City-based managers of apartments, cooperatives and condominiums in the New York metropolitan area according to a survey in the November 2017 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 394 properties, representing approximately 44,300 units in New York City, Nassau County, Northern New Jersey and Westchester County. Among the notable properties currently managed are the Dakota, Museum Tower, Olympic Tower Condominium, Manhattan House, CitySpire Condominium, RiverHouse and The Sovereign buildings in New York City. Residential Management Group employs approximately 280 people, of whom approximately 198 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments include the following projects:
Land Development
Escena. We are developing a 450-acre approved master planned community in Palm Springs, CA. The development consists of 667 residential lots, which include both single and multi-family lots, an 18-hole golf course, clubhouse restaurant, golf shop and seven-acre site approved for a 450-room hotel.
Sagaponack. We are developing an oceanfront plot of land in Sagaponack, NY. We are the sole owner of the land. We plan on partially developing the land by obtaining the appropriate permits and architectural plans and then subsequently selling it. The property is currently listed for sale.
Condominium and Mixed-Use Development
As of December 31, 2017, we had 16 investments in condominium and mixed-use development real estate ventures. We had ownership interests ranging from 3.1% to 49.5% in 13 condominium and mixed-use development real estate ventures in the New York City Standard Metropolitan Statistical Area (“SMSA”). Of the 13 condominium and mixed-use development real estate ventures in the New York City SMSA, four were closing on units as of December 31, 2017 and the remainder had projected construction completion dates between April 2018 and February 2020. We had ownership interests ranging from 15.0% to 48.5% in three condominium and mixed-use development real estate ventures in other U.S. areas as of December 31, 2017. The three condominium and mixed-use development real estate ventures in other U.S. areas had projected construction completion dates between November 2018 and September 2020.
Apartment Buildings
As of December 31, 2017, we had two active investments in apartment building real estate ventures located in the New York City SMSA and Baltimore, Maryland metropolitan areas with ownership interests of 45.4% and 7.6% , respectively. The apartment building real estate ventures were operating as of December 31, 2017.
Hotels
As of December 31, 2017, we had two investments in hotel real estate ventures located in the New York City SMSA and Bermuda with ownership interests of 5.2% and 49.0%, respectively. The hotel real estate ventures were operating as of December 31, 2017.
Commercial
As of December 31, 2017, we had two investments in commercial real estate ventures located in the New York City SMSA and Las Vegas, Nevada, respectively, with ownership interests of 49.0% and 1.9%, respectively. The commercial real estate ventures were operating as of December 31, 2017.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on new condominium development in Douglas Elliman markets and investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in New York City as well as its knowledge of the New York City residential real estate market. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States and Bermuda and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. Our portfolio as of December 31, 2017 included interests in the 22 properties discussed above. As of December 31, 2017, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $188.1 million and approximately $24.0 million in consolidated real estate investments.

For additional information concerning these investments, see Note 7 to our consolidated financial statements and “Summary of Real Estate Investments” located in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Long-Term Investments
At December 31, 2017, we had long-term investments of $81.3 million, of which $65.5 million were accounted for at cost and $15.8 million were accounted for under the equity method. Our investments accounted for at cost consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in a partnership and various companies in which we have the ability to exercise significant influence over their operating and financial policies, including Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS) (“LTS”) and Castle Brands Inc. (NYSE American: ROX) (“Castle”).
Ladenburg Thalmann. We own 15,191,205 common shares of LTS, which represents beneficial ownership of approximately 7.73% of LTS, a publicly-traded diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance brokerage, annuity marketing and trust services through its subsidiaries. We also own 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share). Three of our directors, Howard M. Lorber, Henry C. Beinstein and Jeffrey S. Podell, also serve as directors of LTS. Mr. Lorber also serves as Vice Chairman of LTS. Richard J. Lampen, who along with Mr. Lorber is an executive officer of ours, also serves as a director of LTS and has served as the President and Chief Executive Officer of LTS since September 2006. See Note 17 to our consolidated financial statements.
Castle Brands.  We own 12,895,018 shares of Castle, a publicly-traded developer and importer of premium branded spirits, which represents beneficial ownership of approximately 7.7% of Castle’s outstanding shares. Mr. Lampen serves as the President, Chief Executive Officer and a director of Castle. Mr. Beinstein, a director of Vector, is also a director of Castle. See Note 17 to our consolidated financial statements.
For additional information concerning these investments, see Note 6 to our consolidated financial statements.
Employees
At December 31, 2017, we had 1,484 employees, of which approximately 980 were employed by Douglas Elliman primarily in the New York area, 267 were employed at Liggett’s Mebane facility and approximately 212 were employed in sales and administrative functions at Liggett Vector Brands LLC (“LVB”), which coordinates our tobacco and e-cigarettes subsidiaries’ sales and marketing efforts, along with certain support functions. Approximately 13% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
During 2018, we have significant liquidity commitments that will require the use of our existing cash resources. As of December 31, 2017, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•	cash interest expense of approximately $106.3 million,

•	dividends on our outstanding common shares of approximately $222.9 million, and

•	other corporate expenses and taxes.
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
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2017, we and our subsidiaries had total outstanding indebtedness of $1.4 billion. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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
Our high level of indebtedness, as well as volatility in the capital and credit markets, could have important consequences. For example, they could:

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
The indenture governing the senior secured notes contain restrictive covenants, which, among other things, restrict our ability to pay certain dividends or make other restricted payments or enter into transactions with affiliates if our Consolidated EBITDA, as defined in the indenture, is less than $75 million for the four quarters prior to such transaction. Our Consolidated EBITDA for the four quarters ended December 31, 2017 exceeded $75 million.
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

The Tax Cuts and Jobs Act of 2017 may increase the after-tax cost of debt financings.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, beginning in 2018, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We are currently analyzing the impact of the nondeductible interest on our operations and capital structure.

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

Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has in certain circumstances a more limited ability to respond to market developments. Further, all of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. Management Science Associates’ data indicate that in 2017 Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 77.5% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 59.1% of the premium segment and 47.1% of the total domestic market during 2017. During 2017, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 3.7%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, historically, because of their dominant market share, have been able to determine cigarette prices for the various pricing tiers within the industry.

Consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market. For example, RJ Reynolds’ merger with Lorillard Tobacco Company in June 2015 could make it more difficult for Liggett and Vector Tobacco to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on our sales volume, operating income and cash flows. Further, as part of the merger, RJ Reynolds and Lorillard Tobacco Company divested four of their brands to ITG Brands LLC, which is owned by Imperial Brands Plc.
Liggett’s business is highly dependent on the discount cigarette segment and to maintain market share, we may be required to take steps to reduce prices.
All of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. While Philip Morris, RJ Reynolds, and ITG Brands compete with Liggett in the discount segment of the market, the strongest competition for market share has come from a group of smaller manufacturers and importers, most of which sell low quality and deep discount cigarettes. While Liggett’s share of the discount market was 13.5% in 2017, 12.0% in 2016, and 11.8% in 2015, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 27.2% in 2017, 25.6% in 2016, and 24.8% in 2015. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected and, to maintain market share, Liggett may be required to take steps to reduce prices. Thus, Liggett’s sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.

The domestic cigarette industry has experienced declining unit sales in recent periods.

Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 4.2% in 2017 as compared to 2016, and by approximately 2.4% in 2016 as compared to 2015. In addition to a declining market impacting our sales volume, operating income and cash flows, our annual costs advantage from our exemption under the MSA changes by approximately $1,700 for each percentage decline in estimated shipment volumes in the U.S. market. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to high cigarette price levels in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which has a negative effect on revenue and profitability.
Tobacco products are subject to substantial federal and state excise taxes in the United States and these taxes may continue to increase. On April 1, 2009, the federal excise tax increased from $0.39 to $1.01 per pack of cigarettes to fund expansion of the State Children’s Health Insurance Program, referred to as SCHIP. In addition, the April 2009 federal excise tax increase created tax differentials between certain types of tobacco products. This has caused a dramatic increase in the sale of mis-labeled pipe tobacco as a substitute for roll-your-own, which has directly impacted sales of cigarettes.
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
On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act became law. The law grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

•	requires FDA to develop graphic warnings for cigarette packages, and grants FDA authority to require new warnings;

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

•
requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products, which could ultimately result in FDA prohibiting Liggett from selling certain of its products;

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
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. With respect to the first six NSE orders, Liggett discontinued the cigarette brand styles subject to the orders. Sales of these discontinued cigarette brand styles represented less than 1% of the tobacco segment’s annual revenue in 2016. With respect to NSE orders issued in September 2017 relating to 14 cigarette brand styles, Liggett has elected to pursue administrative appeals with FDA. Sales of these 14 cigarette brand styles currently account for approximately 1% of the tobacco segment’s annual revenue in 2017. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles currently account for approximately 0.5% of the tobacco segment’s annual revenue in 2017. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process. There can be no assurance as to the timing or outcome of these appeals and adverse decisions on the appeals could require these cigarettes to be removed from the market.

We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s remaining responses to “Preliminary Finding” letters for pending substantial equivalence applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications and for three of Vector Tobacco’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.
Litigation will continue to harm the tobacco industry.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, particularly with respect to the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2017, in addition to approximately 80 Engle progeny cases, there were 26 individual product liability lawsuits, three purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
Liggett Only Cases.  There are currently two cases pending where Liggett is the only remaining tobacco company defendant. Cases where Liggett is the only defendant could increase substantially as a result of the Engle progeny cases.
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
Pursuant to the Florida Supreme Court’s July 2006 ruling in Engle, former class members had until January 2008 to file individual lawsuits. Cases were commenced on behalf of approximately 8,000 plaintiffs. Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as the “Engle progeny cases.” Notwithstanding Liggett’s multi-plaintiff settlements, Liggett and Vector remain defendants in approximately 80 state court Engle progeny cases.
We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
Excise tax increases adversely affect cigarette sales.
Cigarettes are subject to substantial and increasing federal, state and local excise taxes. In February 2009, Federal legislation to reauthorize SCHIP, which includes funding provisions that increase the federal cigarette excise tax from $0.39 to $1.01 per pack, was enacted, effective April 1, 2009. Additional increases in the federal cigarette excise tax have been periodically proposed by Congress. Various states and other jurisdictions are considering, or have pending, legislation proposing further state excise tax increases. Management believes increases in excise and similar taxes have had, and will continue to have, an adverse effect on sales of cigarettes.
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

The Participating Manufacturers entered into an agreement with 27 Settling States setting out terms for settlement of the NPM Adjustment for 2003 - 2012 and addressing the NPM Adjustment with respect to those states for future years. New York also settled the dispute.
For 2003 - 2016, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. For those states that did not enter into the agreement, or otherwise settle, the arbitration for 2004 has commenced. It is possible that Liggett could owe additional monies to the non-settling states in connection with the NPM Adjustment dispute.
Liggett may have additional payment obligations under its individual state settlements.
In 2004, the Attorneys General of Mississippi and Texas advised Liggett that they believed Liggett had failed to make all required payments under the respective settlement agreements with these states. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. No amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreements with Mississippi and Texas. In January 2016, the Attorney General for Mississippi filed a motion in state Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Proceedings before the Special Master have resumed and the parties are engaged in discovery related to the remaining issues. A status conference is scheduled for March 29, 2018 and a scheduling order was entered setting a hearing on damages during the week of July 23, 2018.
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
New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area. New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area and to a lesser extent in South Florida, Los Angeles, Las Vegas and other markets. Further, as of December 31, 2017, we had investments in or were developing 14 projects in the New York metropolitan area. Douglas Elliman Real Estate’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in the New York metropolitan area. If volumes of residential property sales transactions in the New York metropolitan area decrease, the aggregate sales commission earned by Douglas Elliman Real Estate on sales transactions is also likely to decline, as the residential real estate market experienced to some degree in 2017. Our business is and may continue to be heavily dependent on the continued growth of the property market in the New York metropolitan area, and any adverse developments in the supply and demand or in property prices in these areas would have an adverse effect on our financial condition and results of operations.
We cannot assure that property development and investment activities will continue at past levels or that we will be able to benefit from future growth in the property market in the New York metropolitan area, South Florida, Los Angeles, Las Vegas or the United States. Any adverse developments in national and local economic conditions as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States, particularly in the regions where our investments and brokerages are located, may reduce demand and depress prices for our properties and services and would have an adverse effect on our business, financial condition and results of operations.
The Tax Cuts and Jobs Act of 2017 could negatively impact New Valley’s and Douglas Elliman’s markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2017, approximately 85% of Douglas Elliman’s closed sales occurred in New York, California and Connecticut, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact New Valley’s and Douglas Elliman’s business, financial condition and results of operations.
New Valley is dependent on the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. Through its investments in Douglas Elliman Real Estate and 14 developments in the New York metropolitan area, New Valley is dependent on the attractiveness of New York City as a place to live and invest in. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy, due to domestic, international or global macroeconomic trends or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, the impact of the Tax Act (discussed above) and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).
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
We face risks associated with property acquisitions. We may be unable to finance acquisitions or investments on favorable terms or properties may fail to perform as expected. We may underestimate the costs necessary to bring an investment up to standards established for its intended market position. We may also acquire or invest in properties subject to liabilities and with recourse, with respect to unknown liabilities. The Company’s acquisition of real estate investments are subject to several risks including: underestimated operating expenses for a property, possibly making it uneconomical or unprofitable; a property may fail to perform in accordance with expectations, in which case the Company may sustain lower-than-expected income or need to incur additional expenses for the property; and the Company may not be able to sell, dispose or refinance the property at a favorable price or terms, or at all, as the case may be; in addition to any potential loss on a sale, the Company may have no choice but to hold on to the property and continue to incur net operating losses if underperforming for an indefinite period of time, as well as incur continuing tax, environmental and other liabilities. Acquisition agreements will typically contain conditions to closing, including completion of due diligence to our satisfaction or other conditions that are not within our control, which may not be satisfied. Each of these factors could have an adverse effect on our results of operations and financial condition.
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
Guaranty risks; risks of joint ventures.  New Valley has a number of real estate-related investments in which other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm a venture. If our partners face adverse financial conditions, it may impair their ability to fund capital calls or satisfy their share of any guarantees on project financing. In addition, we are typically obligated to execute guarantees or indemnify our partners for guarantees they may execute in connection with the acquisition or construction financing for our projects. The guarantees that we might be obligated to sign include guarantees for environmental liability at a project, improper acts committed by New Valley (otherwise known as a “bad boy” guaranty), as well as a carry guarantee and completion guarantee for a project. In the event of a default, if a lender were to exercise its rights under these guarantees, it could have a material adverse effect on our business and results of operations.
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
The real estate brokerage business in the New York metropolitan area, South Florida, Aspen, Colorado and Los Angeles, California is extremely competitive. Douglas Elliman Real Estate competes with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York and South Florida in which it operates. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. Douglas Elliman Real Estate also competes for the services of qualified licensed agents. The ability of its brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive, advertising support and its perception of brand value.
Douglas Elliman’s business is concentrated in New York, California and Connecticut and changes in U.S. Tax Laws could impact these markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2017, approximately 85% of Douglas Elliman’s closed sales occurred in New York, California and Connecticut, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact Douglas Elliman’s business, financial condition and results of operations.
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
Douglas Elliman Real Estate relies on traffic to its websites, including its flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and its business would be adversely affected. Douglas Elliman Real Estate’s success depends in part on its ability to attract users through unpaid Internet search results on search engines. The number of users it attract to its websites, including its flagship website elliman.com, from search engines is due in large part to how and where its websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to Douglas Elliman Real Estate’s websites may not be prominent enough to drive traffic to its websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of its competitors. Its websites have experienced fluctuations in search result rankings in the past, and it anticipates fluctuations in the future. Any reduction in the number of users directed to its websites could adversely affect its real estate brokerage business and results of operations. Further, a failure of Douglas Elliman Real Estate’s websites or website-based technology, either due to malfunction, outside intrusion through hacking or otherwise, could significantly disrupt its business and lead to reduced revenue and reputational damage as Douglas Elliman Real Estate may not be able to effectively scale and adapt its existing technology and network infrastructure to ensure its platforms is accessible.
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
Maintaining the integrity of our computer systems and protecting confidential information and personal identifying information has become increasingly costly, as cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both interally and externally to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and its affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco and real estate customers. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. While we and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information) and the disruption of business operations. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel as our named executive officers have been employed by us for an average of 24 years (ranging from 22 years to 26 years) at December 31, 2017. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $18.70 and $23.14 per share over the past 52 weeks.
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
As of December 31, 2017, we had outstanding restricted shares and options granted to employees to purchase approximately 6,638,210 shares of our common stock, with a weighted-average exercise price of $10.43 per share, of which options 3,174,786 shares were exercisable as of December 31, 2017. We also have outstanding convertible notes and debentures maturing in January 2019 and April 2020, which are currently convertible into 27,446,211 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Miami, Florida. We lease 12,390 square feet of office space in an office building in Miami, which we share with various of our subsidiaries. The lease is with an affiliate of the Company and expires in April 2023, subject to another five-year renewal option.
We lease approximately 9,000 square feet of office space in New York, New York under a lease that expires in 2025. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 7 to our consolidated financial statements.
Douglas Elliman leases 110 offices throughout New York, Connecticut, Florida, California and Colorado. Leases expire at various times between 2017 and 2032. As of December 31, 2017, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	21	New York City, NY	Leased	184,000
Offices	38	Long Island, NY	Leased	123,000
Offices	17	South Florida	Leased	41,000
Offices	5	Westchester County, NY	Leased	14,000
Offices	22	California	Leased	67,000
Offices	7	Other	Leased	8,000
Liggett’s tobacco manufacturing facilities, and several of the distribution and storage facilities, are currently located in or near Mebane, North Carolina. Various of such facilities are owned and others are leased. Liggett’s office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2017, the principal properties owned or leased by Liggett are as follows:

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
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” The following table sets forth, for the periods indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE, and quarterly cash dividends declared on shares of common stock:

Year	High	Low	Cash Dividends
2017:
Fourth Quarter	$23.14	$20.24	$0.40
Third Quarter	21.07	18.70	0.38
Second Quarter	21.55	19.16	0.38
First Quarter	22.13	18.85	0.38
2016:
Fourth Quarter	$21.86	$19.07	$0.38
Third Quarter	21.34	19.48	0.36
Second Quarter	20.84	18.41	0.36
First Quarter	21.58	19.27	0.36

At February 21, 2018, there were approximately 1,588 holders of record of our common stock.
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
Our 6.125% Senior Secured Notes due 2025 prohibit our payment of cash dividends or distributions on our common stock if, at the time of such payment, our Consolidated EBITDA (as defined) for the most recently completed four full fiscal quarters is less than $75 million. Our Consolidated EBITDA for the four quarters ended December 31, 2017 exceeded $75 million.
We paid 5% stock dividends on September 28, 2017 and September 29, 2016 to the holders of our common stock. All information presented in this report is adjusted for the stock dividends.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2017. The graph assumes that $100 was invested on December 31, 2012 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/12	12/13	12/14	12/15	12/16	12/17
Vector Group Ltd.	100	127	188	234	254	283
S&P 500	100	132	150	153	171	208
S&P MidCap	100	133	146	143	173	201
NYSE Arca Tobacco	100	110	110	133	167	183

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2017.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 1, 2018. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	69	President and Chief Executive Officer	2001
Richard J. Lampen	64	Executive Vice President	1996
J. Bryant Kirkland III	52	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	57	Senior Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	64	President and Chief Executive Officer of Liggett	2000

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
J. Bryant Kirkland III has been our Chief Financial Officer and Treasurer since April 2006 and our Senior Vice President since May 2016. Mr. Kirkland served as a Vice President of ours from January 2001 to April 2016 and served as New Valley’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland served as a director of SG Blocks Inc. from November 1998 to September 2015. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues (1)	$1,807,476	$1,690,949	$1,657,197	$1,591,315	$1,079,921
Operating income (3)	$233,688	$232,997	$199,920	$212,438	$111,186
Net income attributed to Vector Group Ltd.	$84,572	$71,127	$59,198	$36,856	$37,300	(4)
Per basic common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.59	$0.53	$0.44	$0.30	$0.33
Per diluted common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.59	$0.53	$0.44	$0.30	$0.33
Cash distributions declared per common share (2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$613,709	$705,463	$583,739	$751,397	$484,388
Total assets	$1,328,278	$1,404,035	$1,280,615	$1,389,042	$1,089,965
Current liabilities	$204,639	$196,148	$216,292	$212,424	$359,376
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	$1,270,657	$1,245,275	$1,000,150	$995,001	$607,872
Non-current employee benefits, deferred income taxes and other long-term liabilities	$184,742	$215,884	$186,334	$202,297	$173,322
Stockholders’ deficiency	$(331,760)	$(253,272)	$(122,161)	$(20,680)	$(50,605)
_____________________________

(1)	Revenues include federal excise taxes of $460,561, $425,980, $439,647, $446,086 and $456,703, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 28, 2017, September 29, 2016, September 29, 2015, September 26, 2014, and September 27, 2013.

(3)
Operating income includes $2,721 $4,364, $1,419 and $11,823 of income from MSA Settlements for the years ended December 31, 2017, 2015, 2014, and 2013, respectively and $247 of expense from MSA Settlements for the year ended December 31, 2016; and $6,591, $20,000, $20,072, $2,475 and $88,106 of litigation judgment and settlement expense for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively; and $41 and $7,257 of restructuring charges for the years ended December 31, 2016 and 2015, respectively; and $1,607 of pension settlement expense for the year ended December 31, 2015.

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

•
the real estate business through our New Valley subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman, which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut and Aspen.

Our tobacco subsidiaries’ cigarettes are produced in 109 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

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
In April 2009, Liggett repositioned PYRAMID as a box-only brand with a new low price to specifically compete with brands which are priced at the lowest level of the deep discount segment. PYRAMID represented 39.4% of Liggett’s unit volume in 2017, 50.7% in 2016 and 54.4% in 2015. In January 2013, Liggett repackaged and relaunched EAGLE 20’s to distributors and retailers on a national basis. EAGLE 20’s is marketed to compete with brands positioned in the deep discount segment. EAGLE 20’s represented 44.4% in 2017, 29.1% in 2016 and 23.4% in 2015 of Liggett’s unit volume. According to Management Science Associates, Liggett held a share of approximately 13.5% of the overall discount market segment for 2017 compared to 12.0% for 2016 and 11.8% for 2015.
Under the Master Settlement Agreement (“MSA”) reached in November 1998 with 46 states and various territories, cigarette manufacturers selling product in the U.S. must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds its grandfathered market share established under the MSA of 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. Liggett’s and Vector Tobacco’s payments under the MSA are based on each respective company’s incremental market share above the grandfathered market share applicable to each respective company. We believe our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is now divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company, which is owned by British American Tobacco Plc, and ITG Brands LLC. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
Our subsidiary, Zoom, entered the United States e-cigarette market in limited retail distribution outlets in 2013. Zoom’s operations are included in our “E-Cigarettes” reporting segment. We have seen significant changes in the e-cigarette market since 2013 and we believe uncertainties exist related to the impact of recent regulation of e-cigarettes, the emergence of new technologies and ongoing consumer category acceptance. Given this backdrop, our primary focus on e-cigarettes is to stay prepared to pursue opportunities if they occur.

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
Redemption of Senior Secured Notes due 2021. On February 26, 2017, we retired $835,000 of our 7.75% Senior Secured Notes at a premium of 103.875%, plus accrued and unpaid interest. We incurred a loss on the extinguishment of the debt of $34,110 for the year ended December 31, 2017, which is comprised of $32,356 of redemption premium and tender offer costs as well as net non-cash charges of $1,754.
Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in state Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. Proceedings before the Special Master have resumed and the parties are engaged in discovery related to the remaining issues. A status conference is scheduled for March 29, 2018 and a scheduling order was entered setting a hearing on damages during the week of July 23, 2018.
Tax Cuts and Jobs Act of 2017. On December 22, 2017, the Tax Act was enacted and has made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and limiting interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits disallowed interest expense to be carried forward indefinitely. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing. Our estimate of the provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $28,845 at December 31, 2017. The provisional estimates are based on our initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that the deferred tax benefit of $28,845 recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate at December 31, 2017.
20 Times Square. In February 2018, our 20 Times Square venture entered into an agreement to sell its underlying real estate. The closing is scheduled to occur on or before May 1, 2018. The agreement provides that, upon closing, we will receive our net capital investment of $19,041 plus a 12% annual return. In addition, after completion of the development, we will receive a percentage of any residual proceeds after repayment of debt and closing costs in accordance with our ownership interest. The venture agreed that upon closing of this real estate sale it would enter into an agreement that would require it to complete the construction of 20 Times Square.

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

Critical Accounting Policies
General.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, inventory valuation, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, deferred tax assets, the estimated fair value of embedded derivative liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
Revenue Recognition.  Revenues from sales of cigarettes and e-cigarettes are recognized upon the shipment of finished goods when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the sale price is fixed or determinable and collectibility is reasonably assured. We provide an allowance for expected sales returns, net of any related inventory cost recoveries (e.g. federal excise taxes). Certain sales incentives, including promotional price discounts, are classified as reductions of net sales. We include federal excise taxes on tobacco sales in revenues and cost of goods sold. In accordance with authoritative guidance on how taxes collected from customers and remitted to governmental authorities should be presented in the income statement (that is, gross versus net presentation), we include federal excise taxes on cigarettes in revenues and cost of goods sold. Such revenues and cost of sales totaled $460,561, $425,980, and $439,647 for the years ended December 31, 2017, 2016 and 2015, respectively. Since our primary line of business is tobacco, our financial position and our results of operations and cash flows have been and could continue to be materially adversely affected by significant unit sales volume declines for us and at the industry level, regulation, litigation and defense costs, increased tobacco costs or reductions in the selling price of cigarettes in the near term.
Revenue from real estate transactions is recognized only when persuasive evidence of an arrangement exists, the price is fixed or determinable, the transaction has been completed and collectibility of the resulting receivable is reasonably assured. Real estate commissions earned by the Company’s real estate brokerage businesses are recorded as revenue on a gross basis upon the closing of a real estate transaction as evidenced when the escrow or similar account is closed, the transaction documents have been recorded and funds are distributed to all appropriate parties. Commissions expenses are recognized concurrently with related revenues. Property management fees and rental commissions earned are recorded as revenue when the related services are performed.
Contingencies.  We record Liggett’s product liability legal expenses and other litigation costs as operating, selling, administrative and general expenses as those costs are incurred. As discussed in Note 15 to our consolidated financial statements, legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and us.
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in Note 15 to our consolidated financial statements and discussed below related to the 16 cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
Although Liggett has generally been successful in managing litigation in the past, litigation is subject to uncertainty and significant challenges remain, particularly with respect to the Engle progeny cases.
Except as discussed in Note 15 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify their demand for damages.
There is other tobacco-related litigation pending against Liggett, which is discussed in Note 15 to our consolidated financial statements. Management is not able to reasonably predict the outcome of any of the other tobacco-related litigation pending or threatened against Liggett.
A reader of this Form 10-K should not infer from the absence of any reserve in our consolidated financial statements that we will not be subject to significant tobacco-related liabilities in the future. Litigation is subject to many uncertainties, and it is possible that our consolidated financial position, results of operations or cash flows could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
There may be several other proceedings, lawsuits and claims pending against us and certain of our consolidated subsidiaries unrelated to tobacco or tobacco product liability. We are of the opinion that the liabilities, if any, ultimately resulting from such other proceedings, lawsuits and claims should not materially affect our financial position, results of operations or cash flows.
Settlement Agreements.  As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $146,634 for 2017, $110,486 for 2016 and $113,919 for 2015. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
As of December 31, 2017 and 2016, the fair value of derivative liabilities was estimated at $76,413 and $112,332, respectively. The decline was primarily due to the amortization of the 2017 interest payments associated with the derivative liability as well as higher interest rates December 31, 2017.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized gains of $35,919, $31,710 and $24,455 in 2017, 2016 and 2015, respectively, due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $37,210, $25,732 and $18,529 in 2017, 2016 and 2015, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $19,577, $12,796 and $8,681 in 2017, 2016 and 2015, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
Stock-Based Compensation.  Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $2,207, $2,203 and $1,675 in 2017, 2016 and 2015, respectively, related to the amortization of stock option awards and $8,680, $7,832 and $3,945, respectively, related to the amortization of restricted stock grants. As of December 31, 2017 and 2016, there was $3,771 and $3,680, respectively, of total unrecognized cost related to employee stock options and $29,174 and $37,853, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.

Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2017, our benefit obligations were computed assuming a discount rate between 3.25% - 3.80%. As of December 31, 2017, our service cost was computed assuming a discount rate of 3.60% - 4.40%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 5.2%, 5.2% and 6.0% for the years ended December 31, 2017, 2016 and 2015, respectively, and our actual five-year annual rate of return on our pension plan assets was 7.28%, 7.6% and 6.3% for the years ended December 31, 2017, 2016 and 2015, respectively. In computing expense for the year ended December 31, 2018, we will use an assumption of a 5.5% annual rate of return on our pension plan assets. In accordance with accounting principles generally accepted in the United States of America, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $2,527, $2,060 and $6,556 for the years ended December 31, 2017, 2016 and 2015, respectively, and we currently anticipate benefit expense will be approximately $3,289 for 2018. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2018 and ending on December 31, 2018.
Long-Term Investments and Impairments.  At December 31, 2017, we had long-term investments of $81,291, of which $65,450 were accounted for at cost and $15,841 were accounted for under the equity method. Our investments accounted for at cost consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in a partnership and various companies in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnership based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. On a quarterly basis, we evaluate our investments to determine if there are indicators of impairment. If so, we also make a determination of whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the severity of the decline, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
The Company’s goodwill and trademarks are related to Douglas Elliman. The Company’s intangible asset associated with the benefit under the MSA is related to Vector Tobacco.
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. The Company performed the qualitative assessment for the year ended December 31, 2017 and determined that performing the first step of the two-step impairment test was unnecessary.
The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed the qualitative assessment for the year ended December 31, 2017 and no impairment was noted.
The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test as of December 31, 2017 and no impairment was noted.
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
On December 22, 2017, the Tax Act was enacted and has made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and limiting interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits disallowed interest expense to be carried forward indefinitely. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing. Our estimate of the provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $28,845 at December 31, 2017. The provisional estimates are based on our initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, we have determined that the deferred tax benefit of $28,845 recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate at December 31, 2017.
See Note 13 to our consolidated financial statements for additional information regarding our accounting for income taxes and uncertain tax positions.

Results of Operations
The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of Liggett, Vector Tobacco, Liggett Vector Brands, New Valley, Zoom and other less significant subsidiaries.
Our business segments were Tobacco, E-Cigarettes and Real Estate for the three years ended December 31, 2017, 2016 and 2015. The Tobacco segment consists of the manufacture and sale of cigarettes. The E-Cigarettes segment includes the operations of Zoom. The Real Estate segment includes our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack, and investments in real estate ventures.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2017		2016		2015
	(Dollars in thousands)
Revenues:
Tobacco	$1,080,950		$1,011,620		$1,017,761
E-Cigarettes	(838)		(776)		(1,970)
Real Estate	727,364		680,105		641,406
Total revenues	$1,807,476		$1,690,949		$1,657,197

Operating income (loss):
Tobacco	$240,904	(1)	$238,293	(2)	$209,393	(3)
E-Cigarettes	(888)		(1,403)		(13,037)
Real Estate	21,439		23,001		24,087
Corporate and Other	(27,767)		(26,894)		(20,523)
Total operating income	$233,688		$232,997		$199,920
_____________________________

(1)	Operating income includes $2,721 of income from MSA Settlement, and $6,591 of litigation settlement and judgment expense.

(2)	Operating income includes $247 of expense from MSA Settlement, $20,000 of litigation settlement and judgment expense, and $41 of restructuring expense.

(3)	Operating income includes $4,364 of income from MSA Settlement, $20,072 of litigation judgment expense, $7,257 of restructuring expense, and $1,607 of pension settlement expense.
2017 Compared to 2016

Revenues. Total revenues were $1,807,476 for the year ended December 31, 2017 compared to $1,690,949 for the year ended December 31, 2016. The $116,527 (6.9%) increase in revenues was due to a $69,330 increase in Tobacco revenues due primarily to the increase in EAGLE 20’s sales and a $47,259 increase in Real Estate revenues, primarily related to increases in Douglas Elliman’s brokerage revenues.
Cost of sales. Total cost of sales was $1,228,046 for the year ended December 31, 2017 compared to $1,097,344 for the year ended December 31, 2016. The $130,702 (11.9%) increase in cost of sales was due to a $78,337 increase in Tobacco cost of sales related to increased MSA expense due to higher sales volume, offset by lower per unit manufacturing expense and a $52,449 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s increased commissions.
Expenses. Operating, selling, general and administrative expenses were $339,151 for the year ended December 31, 2017 compared to $340,567 for the year ended December 31, 2016. The $1,416 (0.4%) decline in operating, selling and administrative expenses is due to a $3,628 decline in Real Estate operating, selling and administrative expenses primarily at Douglas Elliman and a $493 decline in E-Cigarette expenses. This was offset by an $873 increase in Corporate and Other expenses and a $1,832 increase in Tobacco expenses.
Operating income. Operating income was $233,688 for the year ended December 31, 2017 compared to $232,997 for the year ended December 31, 2016, an increase of $691 (0.3%). Tobacco operating income increased by $2,611 and E-cigarettes operating loss declined by $515. This was offset by a $1,562 decline in Real Estate operating income, primarily related to Douglas Elliman, and an $873 increase in Corporate and Other expenses.
Other expenses. Other expenses were $144,520 and $106,568 for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, other expenses primarily consisted of interest expense of $173,685, loss on extinguishment of debt of $34,110, impairment of investment securities available for sale of $465 and equity in losses from investments of $765. This was offset by income of $35,919 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $21,395, other income of $7,022 and gain on sale of investment securities available for sale of $169. For the year ended December 31, 2016, other expenses primarily consisted of interest expense of $142,982, impairment of investment securities available for sale of $5,381 and equity in losses from long-term investments of $2,754. This was offset by income of $31,710 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $5,200, other income of $4,732 and gain on sale of investment securities available for sale of $2,907.

The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on each of the two series of our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $35,919 and $31,710 for the years ended December 31, 2017 and 2016, respectively. The increase in income was primarily due to the the amortization of the 2017 interest payments associated with the derivative liability as well as higher interest rates December 31, 2017.
Income before provision for income taxes. Income before income taxes was $89,168 and $126,429 for the years ended December 31, 2017, and 2016, respectively. The decline was primarily attributable to increased interest expense, which was primarily due to increased non-cash interest expense related to the amortization debt discount, and a loss on extinguishment of our 7.75% Senior Secured Notes due 2021 and was offset by increased income from real estate ventures due to the monetization of the 10 Madison West project.
Income tax expense. Income tax benefit was $1,582 for the year ended December 31, 2017 compared to income tax expense of $49,163 for the year ended December 31, 2016. Included in our income tax benefit for the year ended December 31, 2017 is the remeasurement of certain deferred income tax assets and liabilities as a result of the Tax Act, which resulted in a one-time deferred benefit of $28,845. In addition, our income tax rates for the years ended December 31, 2017 and 2016 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses as well as state income taxes, interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in May 2016, $0.80 per carton in each of November 2016 and March 2017, and $1.00 in September 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in each of December 2016 and in November 2017.
All of our Tobacco sales were in the discount category in 2017 and 2016. For the year ended December 31, 2017, Tobacco revenues were $1,080,950 compared to $1,011,620 for the year ended December 31, 2016. Revenues for 2017 increased by $69,330 (6.9%) due to an 8.1% increase in sales volume of $82,081 (686.7 million units), offset by an unfavorable price variance of $12,751.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Year Ended December 31,
	2017		2016

Manufacturing overhead, raw materials and labor	$122,562		$116,713
Federal excise taxes	460,561		425,980
FDA expense	21,011		19,252
MSA expense, net of market share exemption	146,634	(1)	110,486	(2)
Total cost of sales	$750,768		$672,431

(1) Includes $2,721 reduction in expense from MSA Settlement.

(2)	Includes $247 increase in expense from MSA Settlement.
Tobacco gross profit was $330,182 for the year ended December 31, 2017 compared to $339,189 for the year ended December 31, 2016. The $9,007 (2.7%) decline was due to increased MSA expense and higher per unit promotional spending in 2017 which was associated with the increased unit sales of Eagle 20’s. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 53.2% in the 2017 period and 57.9% in the 2016 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $82,687 for the year ended December 31, 2017 compared to $80,855 for the year ended December 31, 2016. Tobacco product liability legal expenses, including settlements and judgments, were $12,809 and $26,611 for the years ended December 31, 2017 and 2016. In December 2016, the Company entered into a settlement of 124 Engle progeny plaintiffs resulting in a charge of $17,650.

Tobacco operating income. Tobacco operating income was $240,904 for the year ended December 31, 2017 compared to $238,293 for the year ended December 31, 2016. The Tobacco operating income increase of $2,611 was primarily due to the lower product liability settlement expenses discussed above offset by lower gross profit margins.
E-Cigarettes.
E-Cigarettes revenues. E-Cigarettes had negative revenues of $838 for the year ended December 31, 2017 compared to negative revenues of $776 for the year ended December 31, 2016. The negative revenues for the year ended December 31, 2017 were the result of an increase in the estimated allowance for the return of products sold in prior years.
E-Cigarettes cost of sales. There was no E-cigarette cost of sales for the year ended December 31, 2017 compared to $84 for the year ended December 31, 2016.
E-Cigarettes expenses. E-Cigarettes operating, selling, general and administrative expenses were $50 and $543 for the years ended December 31, 2017 and 2016, respectively. Operating losses from E-Cigarettes were $888 and $1,403 for the years ended December 31, 2017 and 2016, respectively.
Real Estate.
Real Estate revenues. Real Estate revenues were $727,364 and $680,105 for the years ended December 31, 2017 and 2016, respectively. Real Estate revenues increased by $47,259 (6.9%), which was primarily related to an increase of $44,103 in Douglas Elliman’s commission and other brokerage income. This increase in commission and other brokerage income was related to increased commission and other brokerage income from Douglas Elliman’s existing-home sales and was offset by lower revenues generated from Douglas Elliman’s development marketing division.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2017	2016
Real Estate Revenues:
Commission and other brokerage income	$685,154	$641,051
Property management income	31,924	29,883
Title fees	5,265	4,324
Sales on facilities primarily from Escena	5,021	4,844
Other	—	3
Total real estate revenues	$727,364	$680,105

Real Estate Cost of Sales:
Real estate agent commissions	$472,753	$420,317
Cost of sales on facilities primarily from Escena	3,882	3,833
Title fees	643	679
Total real estate cost of sales	$477,278	$424,829
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $52,436 due primarily to an increase in sales volume as well as an increase in the proportion of sales to markets with higher commission percentages and a lower percentage of commission revenues generated from the development marketing division, which generally pays lower commission rates than the existing-home resale market, in 2017.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $228,647 and $232,275 for the years ended December 31, 2017 and 2016, respectively. The decline of $3,628 was primarily due to lower expenses associated with Douglas Elliman’s expansion, promotional expenses associated with Douglas Elliman’s development marketing division and Douglas Elliman’s property management division.
Real Estate operating income. The Real Estate segment had operating income of $21,439 and $23,001 for the years ended December 31, 2017 and 2016, respectively. The decline in operating income of $1,562 was primarily related to decreased gross margin, which was associated with higher commission payments at Douglas Elliman.

Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $27,767 for the year ended December 31, 2017 compared to $26,894 for the same period in 2016. The increase of $873 was primarily due to increased stock-based compensation expense for the year ended December 31, 2017.
2016 Compared to 2015
Revenues. Total revenues were $1,690,949 for the year ended December 31, 2016 compared to $1,657,197 for the year ended December 31, 2015. The $33,752 (2.0%) increase in revenues was due to a $38,699 increase in Real Estate revenues, primarily related to increases in Douglas Elliman’s commissions, and a $1,194 decline in E-Cigarettes negative revenues, associated with an adjustment to the allowance for customer sales returns, offset by a $6,141 decline in Tobacco revenues.
Cost of sales. Total cost of sales was $1,097,344 for the year ended December 31, 2016 compared to $1,109,727 for the year ended December 31, 2015. The $12,383 (1.1%) decline in cost of sales was due to a $25,469 decline in Tobacco cost of sales due to lower sales volume and lower per unit manufacturing and MSA expense and a $1,456 decline in E-Cigarettes cost of sales due to lower sales volume, offset by a $14,542 increase in Real Estate cost of sales, primarily related to an increase in Douglas Elliman’s commissions expense.
Expenses. Operating, selling, general and administrative expenses were $340,567 for the year ended December 31, 2016 compared to $320,221 for the year ended December 31, 2015. The $20,346 (6.4%) increase in operating, selling and administrative expenses is due to a $25,243 increase in Real Estate operating, selling and administrative expenses, primarily related to the Douglas Elliman brokerage expenses and a $6,371 increase in Corporate and Other expenses. This was offset by a $2,284 decline in Tobacco expenses and an $8,984 decline in E-Cigarettes expenses.
Operating income. Operating income was $232,997 for the year ended December 31, 2016 compared to $199,920 for the same period last year, an increase of $33,077 (16.5%). Tobacco operating income increased by $28,900 and E-Cigarettes operating loss declined by $11,634. This was offset by a $1,086 decline in Real Estate operating income, primarily related to Douglas Elliman, and a $6,371 increase in Corporate and Other expenses.
Other expenses. Other expenses were $106,568 and $92,215 for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, other expenses primarily consisted of interest expense of $142,982, impairment of investment securities available for sale of $5,381 and equity in losses from long-term investments of $2,754. This was offset by income of $31,710 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $5,200, other income of $4,732, and gain on sale of investment securities available for sale of $2,907. For the year ended December 31, 2015, other expenses primarily consisted of equity in losses from long-term investments of $2,681, impairment of investment securities available for sale of $12,846 and interest expense of $120,691. This was offset by income of $24,455 from changes in fair value of derivatives embedded within convertible debt, gain on sale of investment securities available for sale of $11,138, equity in earnings from real estate ventures of $2,001 and interest and other income of $6,409.
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
Income before income taxes. Income before income taxes was $126,429 and $107,705 for the years ended December 31, 2016 and 2015, respectively. The increase is attributable to the items discussed above.
Income tax expense. The income tax expense was $49,163 for the year ended December 31, 2016 compared to $41,233 for the year ended December 31, 2015. Our income tax rates for the years ended December 31, 2016 and 2015 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses as well as state income taxes, interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.

Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in each of May 2015, November 2015 and May 2016, and by $0.80 per carton in November 2016. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in each of December 2015 and December 2016.
All of our Tobacco sales were in the discount category in 2016 and 2015. For the year ended December 31, 2016, Tobacco revenues were $1,011,620 compared to $1,017,761 for the year ended December 31, 2015. Revenues for 2016 declined by $6,141 (0.6%) due to a 2.6% decline in sales volume of $38,973 (227.1 million units), offset by a favorable price variance of $32,832.
Tobacco cost of sales. Our Tobacco cost of sales declined from $697,900 for the year ended December 31, 2015 to $672,431 for the year ended December 31, 2016. The major components of our Tobacco cost of sales are as follows:

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
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $80,855 for the year ended December 31, 2016 compared to $83,139 for the year ended December 31, 2015. The $2,284 decline in expenses primarily related to savings from the October 2015 restructuring. In addition, tobacco operating expenses decreased in 2016 due to the absence of $7,216 of restructuring expense. Tobacco product liability legal expenses, including settlements and judgments, were $26,611 and $26,987 for the years ended December 31, 2016 and 2015, respectively.
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

Real Estate.
Real Estate revenues. Real Estate revenues were $680,105 and $641,406 for the years ended ended December 31, 2016 and 2015, respectively. Real Estate revenues increased by $38,699 (6.0%), primarily related to an increase of $39,114 in commission and other brokerage income, which was primarily due to an increase in Douglas Elliman’s existing home sales.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2016	2015
Real Estate Revenues:
Commission and other brokerage income	$641,051	$601,937
Property management income	29,883	28,522
Title fees	4,324	4,616
Real estate held for sale	—	1,166
Sales on facilities primarily from Escena	4,844	5,165
Other	3	—
Total Real Estate revenues	$680,105	$641,406

Real Estate Cost of Sales:
Real estate agent commissions	$420,317	$405,678
Cost of sales on facilities primarily from Escena	3,833	3,866
Title fees	679	743
Total Real Estate cost of sales	$424,829	$410,287
Brokerage cost of sales. Douglas Elliman commission cost of sales increased by $14,639 due to increased sales volume.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $232,275 and $207,032 for the years ended December 31, 2016 and 2015, respectively. The increase of $25,243 was primarily due to increased expenses at Douglas Elliman from Douglas Elliman’s development marketing division and continued expansion into new markets as well as incremental professional fees in 2016 associated with the costs of being a subsidiary of a public company.
Real Estate operating income. The Real Estate segment had operating income of $23,001 and $24,087 for the years ended December 31, 2016 and 2015, respectively. The decline in operating income of $1,086 was primarily related to an increase in Douglas Elliman operating, selling, general and administrative expenses, offset by higher gross profit at Douglas Elliman.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $26,894 for the year ended December 31, 2016 compared to $20,523 for the same period in 2015. The increase of $6,371 was primarily due to increased stock-based compensation expense, executive pension expense and increased professional fees for the year ended December 31, 2016.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of December 31, 2017:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2017	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$13,467	$—	$13,467	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,912	7,573	10,485	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$16,379	$7,573	$23,952	$—

10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	1,954	2,915	4,869	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	9,619	14,409	—	97,000	SF	—		27	R	May 2014	May 2018
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	19,041	4,379	23,420	—	252,000	SF	80,000	SF	452	H	September 2013	August 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	2,083	(958)	1,125	—	330,000	SF	1,700	SF	157	R	September 2014	February 2019
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	1,114	3,246	4,360	—	130,000	SF	—		57	R	Fall 2015	March 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(1,683)	1,683	—	—	246,000	SF	—		11 367	R H	June 2014	March 2018
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	285	1,265		65,000	SF	—		86	R	September 2014	April 2018
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	19,630	1,643	21,273	—	160,000	SF	TBD		70	R	October 2015	September 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	5,992	4,196	10,188	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	578	(974)	—	210,000	SF	—		20 190	R H	May 2015	November 2018
The Eleventh (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	4,225	21,225	—	630,000	SF	85,000	SF	241 137	R H	September 2016	November 2019
Monad Terrace	Miami Beach, FL	May 2015	18.0%	7,635	829	8,464	—	160,000	SF	—		59	R	May 2016	September 2020
Takanasee	Long Branch, NJ	December 2015	22.8%	5,238	1,153	6,391	—	63,000	SF	—		13	R	June 2017	TBD
New Brookland	Brooklyn, NY	April 2017	9.8%	402	24	426	—	24,000	SF	—		33	R	August 2017	March 2019
Dime	Brooklyn, NY	November 2017	19.8%	8,650	58	8,708	$—	100,000	SF	150,000		177	R	May 2017	September 2019
Condominium and Mixed Use Development				$47,603	$77,546	$125,149	$—

1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	$14,711	$(3,801)	$10,910	$—	260,000	SF	50,000	SF	391	R	March 2014	April 2018
ST Portfolio		November 2013	16.3%	(1,383)	1,640	257	—	N/A		N/A		N/A		N/A	N/A
Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	910	(910)	—	—	N/A		N/A		5,517	R	N/A	N/A
Apartment Buildings				$14,238	$(3,071)	$11,167	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$30,845	$(11,229)	$19,616	—	446,000	SF	—		628	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,248)	2,800	—	52	Acres	—		101	H	N/A	N/A
Hotels				$36,893	$(14,477)	$22,416	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,826	$(2,389)	$2,437	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.9%	15,238	404	15,642	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$20,064	$(1,985)	$18,079	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$9,913	$(109)	$9,804	$4,800	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$9,913	$(109)	$9,804	$4,800

Investment in real estate ventures				$128,711	$57,904	$186,615	$4,800

Total Carrying Value				$145,090	$65,477	$210,567	$4,800
_____________________________
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

(2) Carrying value as of December 31, 2017, includes non-controlling interest of $2,018 and $1,755, respectively.
(3) The Witkoff GP Partner venture consisted of a $1,708 investment in 500 Broadway, a $7,600 investment in Fontainebleau Las Vegas, and a $496 investment in 1568 Broadway debt.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $1,516 as of December 31, 2017. New Valley has capitalized $27,747 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of December 31, 2017. This amount is included in the “Cumulative Earnings (Losses)” column in the table above.

Liquidity and Capital Resources
Net cash and cash equivalents decreased by $92,177 and $85,997 in 2017 and 2015, respectively, and increased by $153,162 in 2016.
Net cash provided from operations was $131,586, $97,636 and $144,479 in 2017, 2016 and 2015, respectively. The change in the 2017 period, when compared to the 2016 period, was primarily related to increases in distributions received from real estate ventures, lower income tax payments and increased promotional accruals in our tobacco segment. These amounts were offset by the payment of a redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021and increased payments of tobacco litigation settlements and judgments related to tax planning. We accelerated tobacco litigation and settlement payments in December 2017 as a result of the Tax Act, which reduces the income tax rates on U.S. corporations from 35% to 21%, effective January 1, 2018. The change in the 2016 period, when compared to the 2015 period, was primarily related to higher payments of tobacco litigation settlements and judgments and interest in 2016, as well as increases in the payments of prior year promotional and excise tax liabilities in the tobacco segment in 2016. These were offset by an increase of operating income.
Cash used in investing activities was $40,498, $542 and $22,363 in 2017, 2016 and 2015, respectively. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and more than our weighted-average cost of capital when investing in non-consolidated real estate businesses and capital expenditures. Our investing activities increased in 2017 compared to 2016. In 2017, cash used in investing activities was for the purchase of investment securities of $132,654, investments in real estate ventures of $38,807, capital expenditures of $19,869, purchase of long-term investments of $32,510, the purchase of subsidiaries of $6,569, investments in real estate, net of $619, an increase in cash surrender value of corporate-owned life insurance policies of $802, issuance of notes receivable of $1,633, and an increase in restricted assets of 2,286. This was offset by the sale of investment securities of $28,761, distributions from investments in real estate ventures of $61,718, proceeds from the sale or liquidation of long-term investments of $966, pay downs of investment securities of $2,633, the maturities of investment securities of $101,097, and the proceeds from the sale of fixed assets of $76. In 2016, cash used in investing activities was for the purchase of investment securities of $117,211, investments in real estate ventures of $44,107, capital expenditures of $26,691, purchase of long-term investments of $50, the purchase of subsidiaries of $250, investments in real estate, net of $245 and an increase in cash surrender value of corporate-owned life insurance policies of $484. This was offset by the sale of investment securities of $116,070, the repayment of notes receivable of $4,410, distributions from investments in real estate ventures of $33,204, proceeds from the sale or liquidation of long-term investments of $4,552, pay downs of investment securities of $9,212, the maturities of investment securities of $10,822, a decrease in restricted assets of $10,181 and proceeds from the sale of fixed assets of $45. In 2015, cash used in investing activities was for the purchase of investment securities of $214,146, investments in real estate ventures of $70,272, capital expenditures of $10,977, purchase of long-term investments of $10,000, issuance of notes receivable of $4,410, an increase in restricted assets of $6,889, investments in real estate, net of $12,603 and an increase in cash surrender value of corporate-owned life insurance policies of $1,742. This was offset by the sale of investment securities of $270,576, the repayment of notes receivable of $4,000, distributions from investments in real estate ventures of $17,563, proceeds from the sale or liquidation of long-term investments of $1,303, pay downs of investment securities of $8,739, the maturities of investment securities of $5,491, proceeds from sale of preferred securities of $1,000 and proceeds from the sale of fixed assets of $4.
Cash used in financing activities was $183,265 and $208,113 in 2017 and 2015, respectively. Cash provided by financing activities was $56,068 in 2016. In 2017, cash used for financing activities was for dividends and distributions on common stock of $211,488, repayments of debt of $837,205, net repayments of debt under the revolver of $5,844, payment of deferred financing costs of $19,200 and distributions to non-controlling interest of $2,779. This was offset by proceeds of debt issuance of $850,021 and proceeds of issuance of our common stock of $43,230. In 2016, cash provided by financing activities was from proceeds of debt issuance of $243,620, proceeds from net borrowings of debt under the revolver of $33,680, contributions from non-controlling interest of $248, proceeds from the exercise of Vector options of $398 and tax benefit of options exercised of $579. This was offset by cash used for dividends and distributions on common stock of $198,947, repayments of debt of $5,365, payment of deferred financing costs of $6,600 and distributions to non-controlling interest of $11,545. In 2015, cash used for financing activities was for the dividends and distributions on common stock of $188,151, repayments of debt of $6,684, net repayments of debt under the revolver of $14,554, payment of deferred financing costs of $624 and distributions to non-controlling interest of $3,280. This was offset by proceeds of debt issuance of $2,105, contributions from non-controlling interest of $813, proceeds from the exercise of Vector options of $1,441 and tax benefit of options exercised of $821.
The Tax Act limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which would increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We are currently analyzing the impact of the nondeductible interest on our operations and capital structure.

Tobacco Litigation. To date, 16 verdicts have been entered in Engle progeny cases against Liggett in the amount of $47,173, plus attorneys’ fees and interest. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. It is possible that additional cases could be decided unfavorably.
In October 2013, we entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years. Our remaining future payments are approximately $3,400 per annum from 2020 through 2028, with a cost of living increase beginning in 2021.
In December 2016, we entered into an agreement with 124 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid in December 2016 and the balance of $3,650, was paid in December 2017. Due to the settlement, in the fourth quarter of 2016, we recorded a charge of $17,650.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 80 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on our consolidated financial position, results of operations and cash flows.
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
Vector.
6.75% Variable Interest Senior Convertible Note due 2014. On March 14, 2014, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted $25,000 principal balance of the $50,000 Note into 2,578,671 of our common shares. On November 14, 2014, the terms of the Note were amended to extend the maturity date to February 15, 2015. No other terms were modified. In February 2015, the holder of the 6.75% Variable Interest Senior Convertible Note due 2014 converted the remaining $25,000 principal balance of the $50,000 Note into 2,578,670 of our common stock.
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
6.125% Senior Secured Notes due 2025. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the issuance of the 6.125% Senior Secured Notes due 2025 were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,100,000 common shares, to redeem all of our outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing notes. We retired the 7.75% Senior Secured Notes due 2021 at 103.875%, plus accrued and unpaid interest, on February 26, 2017. We incurred a loss on the extinguishment of the debt of $34,110 for the year ended December 31, 2017, which included $32,356 of premium and tender offer costs and non-cash interest expense of $1,754 related to the write-off of net unamortized debt premium and deferred finance costs.
The 6.125% Senior Secured Notes due 2025 pay interest on a semi-annual basis at a rate of 6.125% per year and mature on February 1, 2025. We may redeem some or all of the 6.125% Senior Secured Notes due 2025 at any time at a make-whole redemption price. On or after February 1, 2020, we may redeem some or all of the 6.125% Senior Secured Notes due 2025 at a premium that will decline over time, plus accrued and unpaid interest, if any, to the date of purchase.
The 6.125% Senior Secured Notes due 2025 are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our 100% owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses. In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
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

Covenant	Indenture Requirement	December 31, 2017
Consolidated EBITDA, as defined	$75,000	$352,728
Leverage ratio, as defined	<3.0 to 1	2.02 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.0 to 1

As of December 31, 2017 and 2016, we were in compliance with all debt covenants in place at that time.
Liggett Financing.  Liggett did not enter into any equipment financing arrangements in 2017 and 2016. In 2015, Liggett entered into two financing agreements for a total of $1,765 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.79% per annum and the interest rates on the two notes range from 4.49% to 4.85%. Total monthly installments are approximately $33.
Liggett Credit Facility. On January 14, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) 60% multiplied by Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves against inventory, bank products or other items which Wells Fargo, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. In connection with the issuance of the 6.125% Senior Secured Notes due 2025, in January 2017, Liggett and Maple entered into Amendment No. 1 to the Credit Agreement to update certain defined terms of the Credit Agreement relating to the new notes.
The term of the Credit Facility expires on March 31, 2020. Loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2017 was 3.82%.
The Credit Facility, as amended, permits the guaranty of the 6.125% Senior Secured Notes due 2025 by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 6.125% Senior Secured Notes due 2025 have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with these covenants as of December 31, 2017.
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2017, we and our subsidiaries had total outstanding indebtedness of $1,376,500. Approximately, $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $850,000 of our 6.125% Senior Secured Notes mature in 2025. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $301,400, investment securities available for sale of approximately $150,500, long-term investments with an estimated value of approximately $90,000 and availability under Liggett’s credit facility of approximately $20,900 as of December 31, 2017. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
On a quarterly basis, we evaluate our investments to determine whether an impairment has occurred. If so, we also make a determination if such impairment is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.
The total amount of unrecognized tax benefits was $515 as of January 1, 2017 and increased $113 during the year ended December 31, 2017, primarily from the expiration of various state statutes of limitations and the reversal of a LIFO inventory difference. The total amount of unrecognized tax benefits was $1,523 as of January 1, 2016 and decreased $1,008 during the year ended December 31, 2016, primarily from the expiration of various state statutes of limitations.

Contractual Obligations
Our significant contractual obligations as of December 31, 2017 were as follows:

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Notes payable, long-term debt and other obligations (1)	$33,820	$231,444	$261,217	$1	$—	$850,000	$1,376,482
Operating leases (2)	31,436	31,774	26,664	24,783	21,594	118,216	254,467
Inventory purchase commitments (3)	11,652	—	—	—	—	—	11,652
Capital expenditure purchase commitments (4)	1,681	—	—	—	—	—	1,681
Interest payments (5)	106,441	84,255	64,563	26,031	—	—	281,290
Engle progeny settlements	—	—	3,426	3,426	3,426	20,556	30,834
Total (6)	$185,030	$347,473	$355,870	$54,241	$25,020	$988,772	$1,956,406
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

(5)
Interest payments are based on current interest rates at December 31, 2017 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 9 to our consolidated financial statements.

(6)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $63,194 at December 31, 2017.
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

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2017, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. We believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2017.

As of December 31, 2017, we had outstanding approximately $8,906 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2017, Liggett had tobacco purchase commitments of approximately $11,652. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2019.
Future machinery and equipment purchase commitments at Liggett were $1,681 at December 31, 2017.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2017, approximately $34,300 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2017, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $343.
In addition, as of December 31, 2017, $365,810 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $667, with approximately $506 resulting from the embedded derivative associated with our 7.5% variable interest senior convertible debentures due 2020 and the remaining $161 resulting from the embedded derivative associated with the 5.5% variable interest senior convertible notes. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $11,100 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $76,874 and $76,215. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $76,413 as of December 31, 2017. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities available for sale totaling $150,489 as of December 31, 2017. See Note 3 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
We also held long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

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
On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “TCA”) became law. The law grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

•	requires FDA to develop graphic warnings for cigarette packages, and grants FDA authority to require new warnings;

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

•
requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products which could ultimately result in FDA prohibiting Liggett from selling certain of its products;

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
The TCA imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees are allocated among tobacco product classes according to a formula set out in the statute, and then among manufacturers and importers within each class based on market share. FDA user fees for 2017 were $21,011 for Liggett and Vector Tobacco combined and will likely increase in the future.
The TCA also imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA reissued certain regulations previously issued in 1996 (which were struck down by the Supreme Court in 2000 as beyond FDA’s authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by the TCA, including the ban on color and graphics in advertising, the color graphic and non-graphic warning label requirement, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In January 2010, a federal district court in Kentucky ruled that the regulations’ ban on the use of color and graphics in certain tobacco product advertising was unconstitutional and prohibited FDA from enforcing that ban. The court, however, let stand numerous other advertising and promotion restrictions. In March 2010, both parties appealed this decision. In May 2010, FDA issued a guidance document indicating that it intends to exercise its enforcement discretion and not commence enforcement actions based upon these provisions during the pendency of the litigation. In March 2012, a federal appellate court reviewing the district court’s decision also let stand numerous advertising and promotion restrictions, but held that the ban on the use of color and graphics in advertising was unconstitutional. In May 2012, the federal appellate court denied the cigarette manufactures’ petition for rehearing en banc. The cigarette manufacturers filed a petition for writ of certiorari in the United States Supreme Court which was denied in April 2013.
In April 2010, a number of cigarette manufacturers filed a federal lawsuit challenging the TCA restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA was aware of concerns regarding the trade and brand name restrictions and while the agency was considering the matter, it intended to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) the trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) the first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee). The lawsuit was stayed by agreement of the parties. In November 2011, FDA issued a proposal to amend its trade name restrictions and the lawsuit was dismissed in November 2013. FDA’s proposal remains under consideration. We cannot predict the future impact of the proposed amendment.
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
The TCA requires premarket review of “new tobacco products.” A “new tobacco product” is one that was not commercially marketed in the United States as of February 15, 2007 or that was modified after that date. In general, before a company may commercially market a “new tobacco product,” it must either (a) submit an application and obtain an order from FDA permitting the product to be marketed; or (b) submit an application and receive an FDA order finding the product to be “substantially equivalent” to a “predicate” tobacco product that was commercially marketed in the U.S. as of February 15, 2007. A “substantially equivalent” tobacco product is one that has the “same characteristics” as the predicate or one that has “different characteristics” but does not raise “different questions of public health.”
Manufacturers of products first introduced after February 15, 2007 and before March 22, 2011 who submitted a substantial equivalence application to FDA prior to March 23, 2011 may continue to market the tobacco product unless FDA issues an order that the product is not substantially equivalent (“NSE”). Failure to timely submit the application, or FDA’s conclusion that such a “new tobacco product” is not substantially equivalent, will cause the product to be deemed misbranded and/or adulterated. After March 22, 2011, a “new tobacco product” may not be marketed without an FDA substantial equivalence determination. Prior to the deadline, Liggett and Vector Tobacco submitted substantial equivalence applications to FDA for each of their respective cigarette brand styles.
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. With respect to the first six NSE orders, Liggett discontinued the cigarette brand styles subject to the orders. Sales of these discontinued cigarette brand styles represented less than 1% of the tobacco segment’s annual revenue in 2016. With respect to NSE orders issued in September 2017 relating to 14 cigarette brand styles, Liggett has elected to pursue administrative appeals with FDA. Sales of these 14 cigarette brand styles currently account for approximately 1% of the tobacco segment’s annual revenue in 2017. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles currently account for approximately 0.5% of the tobacco segment’s annual revenue in 2017. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process. There can be no assurance as to the timing or outcome of these appeals and adverse decisions on the appeals could require these cigarettes to be removed from the market.
We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s remaining responses to “Preliminary Finding” letters for pending substantial equivalence applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications and for three of Vector Tobacco’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.
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
In September 2015, FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, in September 2015, the cigarette manufacturers filed a lawsuit in the federal district court for the District of Colombia challenging FDA’s September 2015 “guidance” document. The September 2015 complaint contained arguments and allegations that were substantially similar to those contained in the April 2015 complaint. The plaintiffs requested that the court prevent FDA from enforcing the revised version of its guidance. In October 2015, the plaintiffs filed for summary judgment against FDA. In December 2015, FDA opposed that motion and filed a motion to dismiss or, in the alternative, a motion for summary judgment. In August 2016, the court ruled that a modification to an existing product’s label does not result in a “new tobacco product” and therefore such a label change does not give rise to the substantial equivalence review process. Accordingly, the court vacated the revised guidance insofar as it pertains to label changes, but upheld the guidance in all other respects, including its treatment of product quantity changes as modifications that give rise to a “new tobacco product” requiring substantial equivalence review. The parties did not appeal this decision, concluding the litigation.
In May 2016, FDA issued a final “deeming” regulation that extends the agency’s authority under the TCA to other tobacco products not currently regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. Under the “deeming” rule, manufacturers of the newly-regulated products, including e-cigarettes, will be subject to the same TCA provisions and relevant regulatory requirements that already apply to cigarettes.
In July 2017, FDA announced a comprehensive approach regarding the regulation of cigarettes and other tobacco products. As part of this new approach, FDA indicated that it will revisit the review process for substantial equivalence applications of the type submitted by Liggett and Vector Tobacco, for products first introduced after February 15, 2007 and before March 22, 2011. FDA indicated that it will evaluate whether the review of all outstanding applications would be an effective use of the agency’s resources or whether agency review would not be required for certain pending applications. We cannot predict whether FDA will decide to suspend review of some or all of our outstanding applications, how FDA would evaluate whether an application should undergo review, or how a decision not to review an application would affect the legal status of the product.
As part of the comprehensive approach, FDA also announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery.
In addition, as part of the comprehensive approach announced in July 2017, FDA announced a plan to prioritize nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). FDA announced that it will issue an ANPR to seek input on the potential health benefits and any possible adverse effects of requiring manufacturers to lower nicotine levels in cigarettes to non-addictive, or potentially minimally addictive, levels. FDA intends to seek comments on the potential unintended consequences of such product standard, including among other things (i) smokers compensating by smoking more cigarettes to obtain the same level of nicotine as with their current product and (ii) the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the TPSAC for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication.
It is likely that the TCA will result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Total compliance and related costs are not possible to predict and depend on the future requirements imposed by FDA under the new law. Costs, however, could be substantial and could have a material adverse effect on the companies’

financial condition, results of operations, and cash flows. Failure to comply with the TCA and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. We are not able to predict whether the TCA will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting its competitive position.
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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	governmental regulations and policies,

•	the impact of the Tax Act, including the deductibility of interest expense and the impact on the markets of our Real Estate segment,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of legislation on our results of operations and product costs, i.e. the impact of federal legislation providing for regulation of tobacco products by FDA,

•	impact of substantial increases in federal, state and local excise taxes,

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
Further information on the risks and uncertainties to our business include the risk factors discussed above under Item 1A. “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 1, 2018, are set forth beginning on page F-1 of this report.

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2017, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Vector Group Ltd.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Certified Public Accountants
Miami, Florida
March 1, 2018

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2018 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2018 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2017 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2017, dated March 1, 2018 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-83

(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

* 4.2
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Vector’s Form 8-K dated January 27, 2017).

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

* 4.7	Form of Global Note, relating to the 7.5% Variable Interest Senior Convertible Notes due 2019 (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated November 20, 2012).

* 4.8	Form of Global Note, relating to the 5.5% Variable Interest Senior Convertible Notes due 2020 (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

* 4.9
Indenture, dated as of January 27, 2017, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated January 27, 2017).

* 4.10
Pledge Agreement, dated as of January 27, 2017, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated January 27, 2017).

* 4.11
Security Agreement, dated as of January 27, 2017, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated January 27, 2017).

* 4.12
Security Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated January 27, 2017).

* 4.13
Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated January 27, 2017).

* 10.1
Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

* 10.2	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

* 10.3
Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

* 10.4
Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

* 10.5
General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

EXHIBIT NO.	DESCRIPTION

* 10.6
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

* 10.7
Term Sheet agreed to by Liggett, certain other Participating Manufacturers, 18 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s (Commission File Number 1-32258) Form 8-K, dated March 12, 2013).

* 10.8
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions (incorporated by reference to Exhibit 10.18 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.9
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions (incorporated by reference to Exhibit 10.19 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.10	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.11	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.12
Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K/A dated February 21, 2012).

* 10.13	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

* 10.14	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).

* 10.15
Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.17 in Vector’s Form 10-K for the year ended December 31, 2010).

* 10.16	Amendment to Employment Agreement, dated as of October 29, 2013, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated October 28, 2013).

* 10.17	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.18
Amendment to Employment Agreement, dated as of February 29, 2016, by and between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 29, 2016).

* 10.19	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix B in Vector’s Proxy Statement dated April 21, 2004).

EXHIBIT NO.	DESCRIPTION

* 10.20	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

10.21	Form of 1999 Amended and Restated Incentive Plan Option Agreement to Named Executive Officers.

10.22	Form of 2014 Management Incentive Plan Option Award to Named Executive Officers.

* 10.23
Restricted Share Award Agreement, dated as of October 28, 2013, between Vector Group Ltd. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.42 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.24
Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of July 23, 2014 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.6 of Schedule 13D as filed by Howard M. Lorber on July 25, 2014).

*10.25
Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of November 10, 2015 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated November 10, 2015).

* 10.26	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.27
Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

* 10.28
First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

* 10.29
Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

* 10.30	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

* 10.31
First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

10.32	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC.

* 10.33	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

* 10.34	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

EXHIBIT NO.	DESCRIPTION

* 10.35	Vector Group Ltd. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2017.

21	Subsidiaries of Vector.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.
_____________________________

*	Incorporated by reference
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit numbers 10.10 through 10.26.

ITEM 16.	FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 1, 2018

POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2018.

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
Jean E. Sharpe

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017
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

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Vector Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders' deficiency, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Certified Public Accountants
Miami, Florida
March 1, 2018

We have served as the Company's auditor since 2015.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$301,353	$393,530
Investment securities available for sale	150,489	156,903
Accounts receivable - trade, net	29,481	18,801
Inventories	89,790	89,834
Income taxes receivable, net	11,217	16,110
Restricted assets	10,258	7,330
Other current assets	21,121	22,955
Total current assets	613,709	705,463
Property, plant and equipment, net	85,516	80,448
Investments in real estate, net	23,952	23,640
Long-term investments	81,291	53,197
Investments in real estate ventures	188,131	221,258
Restricted assets	3,488	3,986
Goodwill and other intangible assets, net	267,708	261,918
Prepaid pension costs	27,697	22,273
Other assets	36,786	31,852
Total assets	$1,328,278	$1,404,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$33,820	$39,508
Current payments due under the Master Settlement Agreement	12,384	16,192
Current portion of employee benefits	952	937
Income taxes payable, net	100	—
Litigation accruals	260	3,659
Other current liabilities	157,123	135,852
Total current liabilities	204,639	196,148
Notes payable, long-term debt and other obligations, less current portion	1,194,244	1,132,943
Fair value of derivatives embedded within convertible debt	76,413	112,332
Non-current employee benefits	62,242	58,958
Deferred income taxes, net	58,801	93,085
Payments due under the Master Settlement Agreement	21,479	22,257
Litigation accruals	19,840	27,513
Other liabilities	22,380	14,071
Total liabilities	1,660,038	1,657,307
Commitments and contingencies (Notes 10 and 15)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,134,365,424 and 127,739,481 shares issued and outstanding	13,437	12,774
Accumulated deficit	(414,785)	(333,529)
Accumulated other comprehensive loss	(12,571)	(11,245)
Total Vector Group Ltd. stockholders' deficiency	(413,919)	(332,000)
Non-controlling interest	82,159	78,728
Total stockholders' deficiency	(331,760)	(253,272)
Total liabilities and stockholders' deficiency	$1,328,278	$1,404,035

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,080,950	$1,011,620	$1,017,761
Real estate	727,364	680,105	641,406
E-cigarettes	(838)	(776)	(1,970)
Total revenues	1,807,476	1,690,949	1,657,197

Expenses:
Cost of sales:
Tobacco*	750,768	672,431	697,900
Real estate	477,278	424,829	410,287
E-cigarettes	—	84	1,540
Total cost of sales	1,228,046	1,097,344	1,109,727

Operating, selling, administrative and general expenses	339,151	340,567	320,221
Litigation settlement and judgment expense	6,591	20,000	20,072
Restructuring charges	—	41	7,257
Operating income	233,688	232,997	199,920

Other income (expenses):
Interest expense	(173,685)	(142,982)	(120,691)
Loss on extinguishment of debt	(34,110)	—	—
Change in fair value of derivatives embedded within convertible debt	35,919	31,710	24,455
Equity in losses from investments	(765)	(2,754)	(2,681)
Gain on sale of investment securities available for sale	169	2,907	11,138
Equity in earnings from real estate ventures	21,395	5,200	2,001
Impairment of investment securities available for sale	(465)	(5,381)	(12,846)
Other, net	7,022	4,732	6,409
Income before provision for income taxes	89,168	126,429	107,705
Income tax (benefit) expense	(1,582)	49,163	41,233

Net income	90,750	77,266	66,472

Net income attributed to non-controlling interest	(6,178)	(6,139)	(7,274)

Net income attributed to Vector Group Ltd.	$84,572	$71,127	$59,198

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.59	$0.53	$0.44

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.59	$0.53	$0.44

Cash distributions declared per share	$1.54	$1.47	$1.40
_____________________________

*	Revenues and cost of sales include federal excise taxes of $460,561, $425,980 and $439,647 for the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$90,750	$77,266	$66,472

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(6,655)	(6,139)	(12,710)
Net unrealized losses reclassified into net income	296	2,474	1,708
Net unrealized losses on investment securities available for sale	(6,359)	(3,665)	(11,002)

Net unrealized gains on long-term investments accounted for under the equity method:
Change in net unrealized gains	—	—	1,190
Net unrealized losses reclassified into net income	—	—	1,624
Net unrealized gains on long-term investments accounted for under the equity method	—	—	2,814

Net change in forward contracts	2	28	61

Net change in pension-related amounts
Net gain (loss) arising during the year	1,768	(3,064)	(8,620)
Amortization of loss	1,955	1,780	4,200
Net change in pension-related amounts	3,723	(1,284)	(4,420)

Other comprehensive loss	(2,634)	(4,921)	(12,547)

Income tax effect on:
Change in net unrealized losses on investment securities	2,707	2,490	5,650
Net unrealized losses reclassified into net income on investment securities	(120)	(1,004)	(702)
Change in unrealized gains on long-term investments accounted for under the equity method	—	—	(484)
Net unrealized losses reclassified into net income on long-term investments accounted for under the equity method	—	—	(672)
Forward contracts	—	(11)	(25)
Pension-related amounts	(1,279)	514	1,810
Income tax benefit on other comprehensive loss	1,308	1,989	5,577

Other comprehensive loss, net of tax	(1,326)	(2,932)	(6,970)

Comprehensive income	89,424	74,334	59,502

Comprehensive income attributed to non-controlling interest	(6,178)	(6,139)	(7,274)
Comprehensive income attributed to Vector Group Ltd.	$83,246	$68,195	$52,228

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest
	Shares	Amount						Total
	(Dollars in thousands)
Balance, January 1, 2015	114,501,014	$11,450	$—	$(97,009)	$(1,343)	$(12,857)	$79,079	$(20,680)
Net income	—	—	—	59,198	—	—	7,274	66,472
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(2,610)	—	—	(2,610)
Forward contract adjustments, net of income taxes	—	—	—	—	36	—	—	36
Unrealized loss on long-term investment securities accounted for under the equity method, net of income taxes	—	—	—	—	1,658	—	—	1,658
Change in net unrealized loss on investment securities, net of income taxes	—	—	—	—	(7,060)	—	—	(7,060)
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	1,006	—	—	1,006
Unrealized loss on investment securities, net of income taxes	—	—	—	—	—	—	—	(6,054)
Total other comprehensive loss	—	—	—	—	—	—	—	(6,970)
Total comprehensive income	—	—	—	—	—			59,502
Distributions and dividends on common stock	—	—	(18,120)	(171,718)	—	—	—	(189,838)
Restricted stock grant	1,200,000	120	—	—	—	—	—	120
Surrender of shares in connection with restricted stock vesting	(83,411)	(8)	(2,075)	—	—	—	—	(2,083)
Effect of stock dividend	5,837,144	584	—	(584)	—	—	—	—
Note conversion, net of income taxes of $367	2,227,552	223	25,299	—	—	—	—	25,522
Exercise of stock options	110,030	10	1,311	—	—	—	—	1,321
Cancellation of treasury shares	—	—	(12,857)	—	—	12,857	—	—
Tax benefit of options exercised	—	—	821	—	—	—	—	821
Stock-based compensation	—	—	5,621	—	—	—	—	5,621
Contributions from non-controlling interest	—	—	—	—	—	—	813	813
Distributions to non-controlling interest	—	—	—	—	—	—	(3,280)	(3,280)
Balance, December 31, 2015	123,792,329	12,379	—	(210,113)	(8,313)	—	83,886	(122,161)
Net income	—	—	—	71,127	—	—	6,139	77,266
Change in net loss and prior service cost, net of income taxes	—	—	—	—	(770)	—	—	(770)
Forward contract adjustments, net of income taxes	—	—	—	—	17	—	—	17
Change in net unrealized loss on investment securities, net of income taxes	—	—	—	—	(3,629)	—	—	(3,629)
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	1,450	—	—	1,450
Unrealized loss on investment securities, net of income taxes	—	—	—	—	—	—	—	(2,179)
Total other comprehensive loss	—	—	—	—		—	—	(2,932)
Total comprehensive income	—	—	—	—	—	—	—	74,334
Distributions and dividends on common stock	—	—	(7,173)	(193,934)	—	—	—	(201,107)
Restricted stock grant	50,000	5	(5)	—	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(187,577)	(18)	(4,034)	—	—	—	—	(4,052)
Effect of stock dividend	6,087,035	609	—	(609)	—	—	—	—
Cancellation of shares under share lending agreement	(2,034,212)	(204)	204	—	—	—	—	—
Exercise of stock options	31,906	3	395	—	—	—	—	398
Tax benefit of options exercised	—	—	579	—	—	—	—	579
Stock-based compensation	—	—	10,034	—	—	—	—	10,034
Contributions from non-controlling interest	—	—	—	—	—	—	248	248
Distributions to non-controlling interest	—	—	—	—	—	—	(11,545)	(11,545)
Balance, December 31, 2016	127,739,481	12,774	—	(333,529)	(11,245)	—	78,728	(253,272)
Net income	—	—	—	84,572	—	—	6,178	90,750
Change in net loss and prior service cost, net of income taxes	—	—	—	—	2,444	—	—	2,444
Forward contract adjustments, net of income taxes	—	—	—	—	2	—	—	2
Change in net unrealized loss on investment securities, net of income taxes	—	—	—	—	(3,948)	—	—	(3,948)
Net unrealized loss reclassified into net income, net of income taxes	—	—	—	—	176	—	—	176
Unrealized loss on investment securities, net of income taxes	—	—	—	—	—	—	—	(3,772)
Total other comprehensive loss	—	—	—	—	—	—	—	(1,326)
Total comprehensive income	—	—	—	—	—	—	—	89,424
Distributions and dividends on common stock	—	—	(49,998)	(165,184)	—	—	—	(215,182)
Surrender of shares in connection with restricted stock vesting	(191,967)	(19)	(4,081)	—	—	—	—	(4,100)
Effect of stock dividend	6,436,512	644	—	(644)	—	—	—	—
Cancellation of shares under share lending agreement	(1,618,602)	(162)	162	—	—	—	—	—
Issuance of common stock	2,000,000	200	43,030	—	—	—	—	43,230
Stock-based compensation	—	—	10,887	—	—	—	—	10,887
Distributions to non-controlling interest	—	—	—	—	—	—	(2,747)	(2,747)
Balance, December 31, 2017	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$—	$82,159	$(331,760)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$90,750	$77,266	$66,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,614	22,359	25,654
Non-cash stock-based expense	10,887	10,034	5,621
Loss on extinguishment of debt	1,754	—	—
(Gain) loss on sale of assets	(40)	(42)	77
Deferred income taxes	(33,311)	12,571	(13,195)
Distributions from long-term investments	1,436	1,347	1,258
Gain on liquidation of long-term investments accounted for at cost	(162)	(189)	—
Equity in losses from long-term investments	765	2,754	2,681
Gain on sale of investment securities available for sale	(169)	(2,907)	(11,138)
Equity in earnings from real estate ventures	(21,395)	(5,200)	(2,001)
Distributions from real estate ventures	37,995	23,446	5,894
Non-cash interest expense	29,620	10,549	6,504
Excess tax benefit of stock compensation	1,143	—	—
Impairment of investment securities	465	5,381	12,846
Impairment of long-term investments	576	1,587	811
Impairment of real estate, net	—	—	230
Changes in assets and liabilities:
Receivables	(17,492)	(5,809)	(1,414)
Inventories	43	(3,317)	3,806
Accounts payable and accrued liabilities	14,218	(22,922)	37,936
Payments due under the Master Settlement Agreement	(4,679)	(10,968)	(2,796)
Other assets and liabilities, net	568	(18,304)	5,233
Net cash provided by operating activities	131,586	97,636	144,479

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$28,761	$116,070	$270,576
Maturities of investment securities	101,097	10,822	5,491
Purchase of investment securities	(132,654)	(117,211)	(214,146)
Proceeds from sale or liquidation of long-term investments	966	4,552	1,303
Purchase of long-term investments	(32,510)	(50)	(10,000)
(Increase) decrease in restricted assets	(2,286)	10,181	(6,889)
Investments in real estate ventures	(38,807)	(44,107)	(70,272)
Distributions from real estate ventures	61,718	33,204	17,563
Issuance of notes receivable	(1,633)	—	(4,410)
Proceeds from sale of fixed assets	76	45	4
Capital expenditures	(19,869)	(26,691)	(10,977)
Increase in cash surrender value of life insurance policies	(802)	(484)	(1,742)
Purchase of subsidiaries	(6,569)	(250)	—
Repayment of notes receivable	—	4,410	4,000
Pay down of investment securities	2,633	9,212	8,739
Proceeds from sale of preferred securities	—	—	1,000
Investments in real estate, net	(619)	(245)	(12,603)
Net cash used in investing activities	(40,498)	(542)	(22,363)
Cash flows from financing activities:
Proceeds from issuance of debt	850,021	243,620	2,105
Repayments of debt	(837,205)	(5,365)	(6,684)
Deferred financing costs	(19,200)	(6,600)	(624)
Borrowings under revolver	157,630	144,294	153,361
Repayments on revolver	(163,474)	(110,614)	(167,915)
Dividends and distributions on common stock	(211,488)	(198,947)	(188,151)
Distributions to non-controlling interest	(2,779)	(11,545)	(3,280)
Contributions from non-controlling interest	—	248	813
Proceeds from the issuance of Vector stock	43,230	—	—
Proceeds from exercise of Vector options	—	398	1,441
Tax benefit of options exercised	—	579	821
Net cash (used in) provided by financing activities	(183,265)	56,068	(208,113)
Net (decrease) increase in cash and cash equivalents	(92,177)	153,162	(85,997)
Cash and cash equivalents, beginning of year	393,530	240,368	326,365
Cash and cash equivalents, end of year	$301,353	$393,530	$240,368

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
(b) Estimates and Assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, inventory valuation, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, deferred tax assets, the estimated fair value of embedded derivative liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents is comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2017 are uninsured.
(d) Financial Instruments:
The carrying value of cash and cash equivalents, restricted assets, accounts receivable and short-term loans approximate their fair value.
The fair value of the senior secured notes and the variable interest senior convertible debentures for the years ended December 31, 2017 and 2016 was estimated based on current market quotations.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with, what management believes, high credit quality financial institutions.
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 18% and 13% of Liggett’s revenues in 2017, and 16% and 14% in 2016, and 19% and 10% in 2015. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 7% and 5%, respectively, of net accounts receivable at December 31, 2017, and 9% and 3%, respectively, at December 31, 2016. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts and cash discounts was $398 and $361 at December 31, 2017 and 2016, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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
(i) Restricted Assets:
Current restricted assets of $10,258 and $7,330 at December 31, 2017 and 2016, respectively, consist primarily of certificates of deposits and supersedeas bonds. Long-term restricted assets of $3,488 and $3,986 at December 31, 2017 and 2016, respectively, consist primarily of certificates of deposit which collateralize letters of credit, supersedeas bonds and deposits on long-term debt. The certificates of deposit mature at various dates from February 2018 to August 2020. The carrying value of restricted assets approximate their fair value.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
To determine the implied fair value of the Company’s indefinite-lived intangible asset, trademark, it utilizes the relief-from-royalty method, pursuant to which the asset is valued by reference to the amount of royalty income it would generate if licensed in an arm’s length transaction. Under the relief-from-royalty method, similar to the discounted cash flow method, estimated net revenues expected to be generated by the asset during its life are multiplied by a benchmark royalty rate and then discounted by the estimated weighted average cost of capital associated with the asset. The resulting capitalized royalty stream is an indication of the value of owning the asset. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(o) Stock Options and Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan and under the 1999 Plan provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company’s consolidated balance sheet as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($7,655, $6,258 and $5,566, net of income taxes, for the years ended December 31, 2017, 2016 and 2015, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
(p) Income Taxes:
The Company accounts for income taxes under the liability method and records deferred taxes for the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying the enacted tax rates relative to when the deferred item is expected to reverse. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized. A current tax provision is recorded for income taxes currently payable.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted and made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and limits interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits disallowed interest expense to be carried forward indefinitely. The Company has calculated its best estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The Company’s estimate of the provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $28,845 at December 31, 2017. The provisional estimates are based on the Company’s initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit of $28,845 recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate at December 31, 2017.

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
Tobacco Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs, which were $5,012 in 2017, $5,268 in 2016 and $5,488 in 2015 are recorded as operating, selling, administrative and general expenses.
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
(s) Advertising:
Tobacco and E-Cigarettes advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $3,712, $3,397 and $5,097 for the years ended December 31, 2017, 2016 and 2015, respectively.
Real estate advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $19,412, $22,835 and $25,657 for the years ended December 31, 2017 and 2016 and 2015, respectively.
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Net unrealized gains on investment securities available for sale, net of income taxes of $3,687, $6,272, and $7,758, respectively	$6,097	$9,869	$12,048
Forward contracts adjustment, net of income taxes of $0, $0, and $11, respectively	—	(2)	(19)
Pension-related amounts, net of income taxes of $13,212, $14,491, and $13,977, respectively	(18,668)	(21,112)	(20,342)
Accumulated other comprehensive loss	$(12,571)	$(11,245)	$(8,313)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(u) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company’s stock price. At December 31, 2017, the range of estimated fair market values of the Company’s embedded derivatives was between $76,215 and $76,874. The Company recorded the fair market value of its embedded derivatives at the approximate midpoint of the range at $76,413 as of December 31, 2017. At December 31, 2016, the range of estimated fair market values of the Company’s embedded derivatives was between $111,653 and $113,090. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $112,332 as of December 31, 2016. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 9.)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(x) Other, Net:
Other, net consists of:

	Year Ended
	December 31,
	2017	2016	2015
Interest and dividend income	$7,391	$6,018	$7,038
Impairment of real estate, net	—	—	(230)
Loss on sale of assets	—	—	(78)
Gain on long-term investment	162	190	390
Impairment of long-term investments	(525)	(1,203)	(811)
Other (expense) income	(6)	(273)	100
Other, net	$7,022	$4,732	$6,409

(y) Other Current Liabilities:
Other current liabilities consist of:

	December 31, 2017	December 31, 2016
Accounts payable	$18,552	$10,573
Accrued promotional expenses	30,691	23,763
Accrued excise and payroll taxes payable, net	11,946	10,044
Accrued interest	33,138	35,449
Commissions payable	14,320	6,164
Accrued salaries and benefits	29,639	26,958
Other current liabilities	18,837	22,901
Total other current liabilities	$157,123	$135,852

(z) New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2017:

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modified U.S. GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current U.S. GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 was effective for the Company’s fiscal year beginning January 1, 2017, including interim periods. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. See Note 13 for information regarding the impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to U.S. GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update were effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. The Company adopted ASU 2014-15 in 2017 and the adoption of ASU 2014-15 did not change the Company’s conclusion of its ability to continue as a going concern.

ASUs to be adopted in future periods:

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Act to be reclassified to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2018-02 will have on the Company’s consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 provides guidance that require an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The amendments of this ASU are effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 is not expected to have a material impact on the Company’s consolidated financial statements. The Company does not plan to early adopt ASU 2017-07.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2017 using a retrospective adoption method and early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-18 will have on the Company’s consolidated financial statements and does not plan to early adopt ASU 2016-18.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted. The standard requires application using a retrospective transition method. The Company is currently assessing the impact the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements and does not plan to early adopt ASU 2016-15.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date the new standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning subsequent to December 15, 2016.
The Company adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach with a cumulative-effect adjustment of $21,695 increase to opening stockholders’ deficiency allocated to increases in accumulated deficit and decreases in non-controlling interest. The Company has evaluated its revenue contracts and identified certain services and advanced payments in its real estate development marketing business, that do not meet the requirements for revenue recognition as a separate performance obligation. Accordingly, these revenues, previously recognized, have been deferred under the new standard until the performance obligation is met. In addition, the Company has identified certain direct fulfillment costs in its real estate development marketing business that also require deferral until the satisfaction of the performance obligation.
The Company concluded for the tobacco business, as well as the remainder of the real estate business, that revenue recognition will remain materially consistent with the Company’s current revenue recognition policies.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. ASU 2016-02 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments -- Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such these investments may be measured at cost. ASU 2016-01 will be effective for the Company’s fiscal year beginning January 1, 2018 and subsequent interim periods. The Company is currently evaluating the impact the adoption of ASU 2016-01 will have on the Company’s consolidated financial statements.

2.	EARNINGS PER SHARE
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividends distributed to Company stockholders on September 28, 2017, September 29, 2016 and September 29, 2015. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends. The dividends were recorded at par value of $644 in 2017, $609 in 2016 and $584 in 2015, since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic earnings per share (“EPS”), net income available to common stockholders attributed to Vector Group Ltd. for the period is reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2017, 2016 and 2015 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($7,655, $6,258, net of income taxes of $435, and $5,566, net of income taxes of $211, for the years ended December 31, 2017, 2016 and 2015, respectively) on these options as reductions in additional paid-in capital on the Company’s consolidated balance sheet. For the year ended December 31, 2017, the Company included the income tax benefit associated with the dividend equivalent rights as a component of income tax expense due to the adoption of ASU 2016-09. As a result, in its calculation of basic EPS for the years ended December 31, 2017, 2016 and 2015, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	2017	2016	2015
Net income attributed to Vector Group Ltd.	$84,572	$71,127	$59,198
Income attributable to participating securities	(6,071)	(2,241)	(1,752)
Net income available to common stockholders attributed to Vector Group Ltd.	$78,501	$68,886	$57,446

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
Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Weighted-average shares for basic EPS	132,414,514	130,233,375	129,830,993
Plus incremental shares related to stock options and non-vested restricted stock	258,337	239,180	35,314
Weighted-average shares for diluted EPS	132,672,851	130,472,555	129,866,307

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2017, 2016 and 2015 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2017	2016	2015
Weighted-average number of shares issuable upon conversion of debt	27,447,263	27,447,263	27,687,469
Weighted-average conversion price	$17.81	$17.81	$17.73

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.    INVESTMENT SECURITIES AVAILABLE FOR SALE

The components of investment securities available for sale at December 31, 2017 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$35,020	$10,994	$(1,380)	$44,634
Mutual funds invested in fixed income securities	20,977	93	(29)	21,041
Marketable debt securities	84,708	106	—	84,814
Total investment securities available for sale	$140,705	$11,193	$(1,409)	$150,489

The components of investment securities available for sale at December 31, 2016 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$34,956	$16,141	$(254)	$50,843
Mutual funds invested in fixed income securities	20,507	81	(6)	20,582
Marketable debt securities	85,297	181	—	85,478
Total investment securities available for sale	$140,760	$16,403	$(260)	$156,903

The table below summarizes the maturity dates of marketable debt securities at December 31, 2017.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,502	$—	$28,502	$—
Corporate securities	41,329	8,854	32,475	—
U.S. mortgage-backed securities	4,564	—	18	4,546
Commercial mortgage-backed securities	426	—	—	426
Commercial paper	7,027	7,027	—	—
Index-linked U.S. bonds	2,316	—	2,316	—
Foreign fixed-income securities	650	—	650	—
Total marketable debt securities by maturity dates	$84,814	$15,881	$63,961	$4,972

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The available-for-sale investment securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	In loss position for
	Less than 12 months		12 months or more
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
December 31, 2017
Marketable equity securities	$9,523	$(1,380)	$—	$—	$9,523	$(1,380)
Mutual funds invested in fixed-income securities	10,483	(29)	—	—	10,483	(29)
	$20,006	$(1,409)	$—	$—	$20,006	$(1,409)

December 31, 2016
Marketable equity securities	$5,746	$(254)	$—	$—	$5,746	$(254)
Mutual funds invested in fixed-income securities	10,253	(6)	—	—	10,253	(6)
	$15,999	$(260)	$—	$—	$15,999	$(260)

Unrealized losses from mutual funds invested in fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from marketable equity securities are due to market price movements. The Company believes the unrealized losses associated with the Company’s mutual funds and marketable equity securities will be recovered in the future.

Gross realized gains and losses on available-for-sale investment securities were as follows:

	Year Ended December 31,
	2017	2016	2015
Gross realized gains on sales	$479	$3,408	$13,727
Gross realized losses on sales	(310)	(501)	(2,589)
Gains on sale of investment securities available for sale	$169	$2,907	$11,138

Other-than-temporary impairments	$(465)	$(5,381)	$(12,846)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
Proceeds from investment securities sales totaled $28,761, $116,070 and $270,576 and proceeds from early redemptions by issuers totaled $103,730, $20,034 and $14,230 for the years ended December 31, 2017, 2016 and 2015, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES
Inventories consist of:

	December 31, 2017	December 31, 2016
Leaf tobacco	$45,801	$46,253
Other raw materials	3,272	3,733
Work-in-process	358	633
Finished goods	63,363	65,052
Inventories at current cost	112,794	115,671
LIFO adjustments	(23,004)	(25,837)
	$89,790	$89,834

All of the Company’s inventories as of December 31, 2017 and 2016 have been reported under the LIFO method. The $23,004 LIFO adjustment as of December 31, 2017 decreases the current cost of inventories by $16,442 for Leaf tobacco, $123 for Other raw materials, $18 for Work-in-process, and $6,421 for Finished goods. The $25,837 LIFO adjustment as of December 31, 2016 decreased the current cost of inventories by $17,632 for Leaf tobacco, $214 for Other raw materials, $29 for Work-in-process, and $7,962 for Finished goods. Cost of goods sold was reduced by $1,333 and $211 for the years ended December 31, 2017 and December 31, 2016, respectively, due to liquidations of LIFO inventories.
The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. As of December 31, 2017, Liggett had tobacco purchase commitments of approximately $11,652. The Company has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.
Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,440 and $17,364 as of December 31, 2017 and 2016, respectively. Federal excise tax in inventory was $25,151 as of December 31, 2017 and $25,888 at December 31, 2016.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31, 2017	December 31, 2016
Land and improvements	$1,442	$1,442
Buildings	16,280	16,010
Machinery and equipment	190,983	184,623
Leasehold improvements	45,760	32,419
	254,465	234,494
Less accumulated depreciation and amortization	(168,949)	(154,046)
	$85,516	$80,448

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2017, 2016 and 2015 was $17,479, $20,782 and $20,423, respectively.

Future machinery and equipment purchase commitments at Liggett were $1,681 and $805 at December 31, 2017 and 2016, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2017	December 31, 2016
Investments accounted at cost	$65,450	$35,476
Investments accounted under the equity method	15,841	17,721
	$81,291	$53,197

(a) Cost-Method Investments:
Long-term investments accounted at cost consisted of the following:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment partnerships	$65,450	$74,111	$34,975	$40,569
Real estate partnership	—	—	501	494
	$65,450	$74,111	$35,476	$41,063

The principal business of the investment partnerships is investing in investment securities. The estimated fair value of the investment partnerships was provided by the investment partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying investment partnership and its management by the general partners. In the future, the Company may invest in other investments, including limited partnerships, real estate investments, debt and equity securities, derivatives and certificates of deposit, depending on risk factors and potential rates of return.
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
The Company invested $30,000 in six new investments and made an additional contribution of $1,500 to three of its existing investments in 2017. There were no cash contributions during 2016. The Company received cash distributions of $1,163, $4,741 and $587 from limited partnerships in 2017, 2016 and 2015, respectively.
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

(b) Equity-Method Investments:

Long-term investments accounted for under the equity method consisted of the following:

	December 31, 2017	December 31, 2016
Indian Creek Investors LP (“Indian Creek”)	$4,498	$5,248
Boyar Value Fund (“Boyar”)	9,026	7,816
Ladenburg Thalmann Financial Services Inc. (“LTS”)	2,317	4,657
Castle Brands, Inc. (“Castle”)	—	—
	$15,841	$17,721

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2017, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 22.93%, 32.81%, 7.73% and 7.85%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The fair value of Boyar, based on the quoted market price as of December 31, 2017, was $9,026, equal to its carrying value. Ladenburg Thalmann Fund Management, LLC, an indirect subsidiary of LTS, is the manager of Boyar.
At December 31, 2017, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $48,004 and $15,459, respectively. The difference between the amount at which the LTS and Castle investments are carried and the amount of underlying equity in net assets was $25,419 and $410, respectively. This basis difference represents other direct financial activities and is being accounted for as part of the equity investment.
The principal business of Indian Creek is investing in investment securities. Fair value approximates carrying value. The estimated fair value of the investment partnership was provided by the investment partnership based on the indicated market values of the underlying assets or investment portfolio. The investment in the investment partnership is illiquid and the ultimate realization of the investment is subject to the performance of the underlying investment partnership and its management by the general partners.
The Company received cash distributions of $1,239, $1,158 and $2,364 from the Company’s investments in long-term investments under the equity method in 2017, 2016 and 2015, respectively. The Company recognized equity in losses from investments under the equity method of $765, $2,754 and $2,681 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company has suspended its recognition of equity in losses in Castle to the extent such losses exceed its basis.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017	December 31, 2016
Investment securities	$48,050	$67,546
Cash and cash equivalents	1,719	33
Other assets	74	28
Total assets	$49,843	$67,607

Other liabilities	$3,007	$17,216
Total liabilities	3,007	17,216
Partners’ capital	46,836	50,391
Total liabilities and partners’ capital	$49,843	$67,607

	Year Ended December 31,
	2017	2016	2015
Investment income	$792	$438	$565
Expenses	690	684	868
Net investment gain (loss)	102	(246)	(303)
Total net realized gain (loss) and net change in unrealized depreciation from investments	100	3,341	(14,809)
Net increase (decrease) in partners’ capital resulting from operations	$202	$3,095	$(15,112)

Pursuant to Rule 4-08(g), the following summarized financial data is presented for LTS. The Company accounts for its investment in LTS using a three-month lag reporting period.

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$100,739	$105,989
Receivables from clearing brokers, note receivable and other receivable, net	139,497	115,887
Goodwill and intangible assets, net	233,007	251,411
Other assets	79,372	70,469
Total assets	$552,615	$543,756

Accrued compensation, commissions and fees payable	$90,991	$76,191
Accounts payable and accrued liabilities	42,895	37,189
Notes payable, net of $535 and $1,001 unamortized discount in 2017 and 2016, respectively	28,182	48,364
Other liabilities	31,718	30,716
Total liabilities	193,786	192,460
Preferred stock	2	1
Common stock	20	19
Additional paid-in capital	515,208	509,335
Accumulated deficit	(156,423)	(158,055)
Total controlling shareholders’ equity	358,807	351,300
Non-controlling interest	22	(4)
Total shareholders’ equity	358,829	351,296
Total liabilities and shareholders’ equity	$552,615	$543,756

(1) The table above presents the nature and amounts of the major components of assets and liabilities, along with information regarding redeemable stock and non-controlling interest.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Twelve Months Ended September 30,
	2017	2016	2015
Revenues	$1,221,195	$1,104,227	$1,122,735
Expenses	1,217,331	1,119,366	1,132,010
Income (loss) before other items	3,864	(15,139)	(9,275)
Change in fair value of contingent consideration	48	(154)	31
Income (loss) from continuing operations	3,912	(15,293)	(9,244)
Net income (loss)	$1,669	$(25,159)	$4,396

Pursuant to Rule 4-08(g), the following summarized financial data is presented for Castle. The Company accounts for its investment in Castle using a three-month lag reporting period.

	September 30, 2017	September 30, 2016
Current assets	$49,328	$42,285
Non-current assets	8,783	9,085
Total assets	$58,111	$51,370

Current liabilities	$17,586	$12,583
Non-current liabilities	35,296	15,215
Total liabilities	52,882	27,798
Total controlling shareholders’ equity	2,386	19,838
Non-controlling interest	2,843	3,734
Total shareholders’ equity	5,229	23,572
Total liabilities and shareholders’ equity	$58,111	$51,370

	Twelve Months Ended September 30,
	2017	2016	2015
Revenues	$82,636	$73,549	$67,143
Expenses	48,257	44,236	41,317
Gross profit	34,379	29,313	25,826
Other expenses	31,404	28,338	25,920
Income (loss) from continuing operations	2,975	975	(94)
Net income (loss)	$1,008	$(1,263)	$(2,946)

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
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	December 31, 2017	December 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$96,386	$131,770
All other U.S. areas	15.0% - 48.5%	28,763	40,950
		125,149	172,720
Apartment Buildings:
New York City SMSA	45.4%	10,910	—
All other U.S. areas	7.6% - 16.3%	257	8,287
		11,167	8,287
Hotels:
New York City SMSA	5.2%	19,616	21,895
International	49.0%	2,800	3,037
		22,416	24,932
Commercial:
New York City SMSA	49.0%	2,437	3,290
All other U.S. areas	1.9%	15,642	10,000
		18,079	13,290

Other	15.0% - 50.0%	11,320	2,029
Investments in real estate ventures		$188,131	$221,258

Contributions
New Valley made contributions to its investments in real estate ventures as follows:

	December 31, 2017	December 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	$11,465	$5,661
All other U.S. areas	8,596	23,874
	20,061	29,535
Hotels:
New York City SMSA	3,068	4,082
International	—	490
	3,068	4,572
Commercial:
All other U.S. areas	5,753	10,000
	5,753	10,000

Other	9,925	—
Total contributions	$38,807	$44,107

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2017 and December 31, 2016, New Valley did not make certain capital contributions to Monad Terrace, a Condominium and Mixed Use Development located in All other U.S. areas. This resulted in a change in ownership percentage from 24.3% to 18.0% for the year ended December 31, 2017 and from 31.3% to 24.3% for the year ended December 31, 2016. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2017 and December 31, 2016. New Valley’s direct investment percentage for these ventures did not change.
Distributions
New Valley received distributions from its investments in real estate ventures as follows:

	December 31, 2017	December 31, 2016
Condominium and Mixed Use Development:
New York City SMSA	$68,600	$27,574
All other U.S. areas	20,859	10,336
	89,459	37,910
Apartment Buildings:
All other U.S. areas	7,498	9,055
	7,498	9,055
Hotels:
International	468	8,120
	468	8,120
Commercial:
New York City SMSA	111	515
All other U.S. areas	514	—
	625	515

Other	1,663	1,050
Total distributions	$99,713	$56,650

Of the distributions received by New Valley from its investment in real estate ventures, $37,995 and $23,446 were from distributions of earnings and $61,718 and $33,204 were a return of capital for the years ended December 31, 2017 and December 31, 2016, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Earnings (Losses) from Real Estate Ventures
New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Condominium and Mixed Use Development:
New York City SMSA	$35,578	$7,432	$4,533
All other U.S. areas	(2,063)	(1,793)	(869)
	33,515	5,639	3,664
Apartment Buildings:
New York City SMSA	(6,703)	—	—
All other U.S. areas	(532)	1,588	527
	(7,235)	1,588	527
Hotels:
New York City SMSA	(5,347)	(1,884)	(1,540)
International	232	439	(1,594)
	(5,115)	(1,445)	(3,134)
Commercial:
New York City SMSA	(742)	(1,644)	(2)
All other U.S. areas	403	—	—
	(339)	(1,644)	(2)

Other	569	1,062	946
Total equity in earnings from real estate ventures	$21,395	$5,200	2,001

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Hotel venture was less than its carrying value as of December 31, 2017. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge of $2,862 for the year ended December 31, 2017.
Investment in Real Estate Ventures Entered Into During 2017
In March 2017, New Valley invested $1,170 for an approximate 15% interest in Witkoff GP Partners LLC, categorized in Other. The purpose of the venture is to use contributed capital to invest in other real estate ventures. New Valley invested an additional $8,755 during 2017. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Witkoff GP Partners LLC was $14,604 as of December 31, 2017. New Valley has committed to contribute up to an additional $4,800 to the venture.
In April 2017, New Valley invested $402 for an approximate 9.8% interest in New Brookland East LLC, categorized in Condominum and Mixed Use Development in New York City SMSA. The venture plans to develop a condominium complex. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in New Brookland East LLC was $426 as of December 31, 2017.
In November 2017, New Valley invested $8,650 for an approximate 19.8% interest in Havemeyer JV LLC, categorized in Condominum and Mixed Use Development in New York City SMSA. The venture plans to develop a condominium complex. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Havemeyer JV LLC was $8,708 as of December 31, 2017.
VIE Consideration
It was determined that New Valley is the primary beneficiary of two ventures as New Valley controls the activities that most significantly impact economic performance of the entities. Therefore, New Valley consolidates these VIEs.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amount of the consolidated VIEs’ assets were $14,548 and $14,385 for the years ended December 31, 2017 and 2016, respectively. Those assets are owned by the VIEs, not the Company. Neither of the consolidated VIEs had non-recourse liabilities as of December 31, 2017 and 2016. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.
For the remaining investments in real estate ventures, New Valley determined that the entities were VIEs but New Valley was not the primary beneficiary.
Maximum Exposure to Loss
New Valley’s maximum exposure to loss was as follows:

December 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	$98,023
All other U.S. areas	41,263
139,286
Apartment Buildings:
New York City SMSA	10,910
All other U.S. areas	257
11,167
Hotels:
New York City SMSA	19,616
International	2,800
22,416
Commercial:
New York City SMSA	2,437
All other U.S. areas	15,642
18,079
Other	16,120
Total maximum exposure to loss	$207,068

New Valley capitalized $6,385 and $11,433 of interest expense into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2017 and December 31, 2016, respectively.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $10,888 and $15,078 from these projects for the years ended December 31, 2017 and December 31, 2016, respectively.
(b) Combined Financial Statements for Unconsolidated Subsidiaries:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: 10 Madison Square West, Other Condominium and Mixed Use Development, Apartment Buildings, Hotels, Commercial and Other. The equity in earnings in 10 Madison Square West for the year ended December 31, 2017 was significant enough to warrant separate disclosure.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 Madison Square West:

	Year Ended December 31,
	2017	2016	2015
Income Statement
Revenue	$197,157	$467,755	$72,564
Cost of goods sold	116,120	248,917	43,269
Other expenses	11,649	28,784	3,064
Income from continuing operations	$69,388	$190,054	$26,231

	December 31, 2017	December 31, 2016
Balance Sheets
Investment in real estate	$7,908	$105,930
Total assets	32,929	224,704
Total debt	30,006	8,275
Total liabilities	30,006	106,994
Non-controlling interest	2,575	103,691

Other Condominium and Mixed Use Development:

	Year Ended December 31,
	2017	2016	2015
Income Statement
Revenue	$176,306	$44,089	$69,320
Cost of goods sold	93,766	54,103	49,568
Other expenses	47,590	13,782	7,608
Income (loss) from continuing operations	$34,950	$(23,796)	$12,144

	December 31, 2017	December 31, 2016
Balance Sheets
Investment in real estate	$3,720,332	$3,307,998
Total assets	4,178,725	3,561,502
Total debt	2,806,648	2,470,299
Total liabilities	3,028,789	2,580,357
Non-controlling interest	472,459	460,503

Apartment Buildings:

	Year Ended December 31,
	2017	2016	2015
Income Statement
Revenue	$70,804	$87,225	$83,871
Other expenses	82,939	83,117	75,384
(Loss) income from continuing operations	$(12,135)	$4,108	$8,487

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017	December 31, 2016
Balance Sheets
Investment in real estate	$711,104	$488,732
Total assets	737,509	522,459
Total debt	422,055	475,668
Total liabilities	639,809	484,377
Non-controlling interest	58,700	(9,931)

Hotels:

	Year Ended December 31,
	2017	2016	2015
Income Statement
Revenue	$75,862	$81,517	$83,324
Cost of goods sold	4,035	4,262	3,837
Other expenses	112,124	114,582	112,069
Loss from continuing operations	$(40,297)	$(37,327)	$(32,582)

	December 31, 2017	December 31, 2016
Balance Sheets
Investment in real estate	$776,577	$781,461
Total assets	865,070	854,559
Total debt	491,200	491,200
Total liabilities	512,252	509,385
Non-controlling interest	319,322	312,113

Commercial:

	Year Ended December 31,
	2017	2016	2015
Income Statement
Revenue	$6,636	$8,410	$5,638
Other expenses	3,294	11,195	5,642
Income (loss) from continuing operations	$3,342	$(2,785)	$(4)

	December 31, 2017	December 31, 2016
Balance Sheets
Investment in real estate	$53,586	$61,091
Total assets	75,289	74,512
Total debt	55,625	55,625
Total liabilities	54,524	57,601

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other:

	Year Ended December 31,
	2017	2016	2015
Income Statement
Revenue	$3,442	$3,344	$3,030
Other expenses	5,069	1,227	1,049
(Loss) income from continuing operations	$(1,627)	$2,117	$1,981

	December 31, 2017	December 31, 2016
Balance Sheets
Investment in real estate	$824,745	$—
Total assets	894,982	5,382
Total debt	470,000	—
Total liabilities	471,964	1,230
Non-controlling interest	356,632	—

(c) Guarantees and Commitments:
The joint venture agreements by which New Valley invests in real estate set forth certain conditions where New Valley or its affiliate is required to contribute payments towards the satisfaction of liabilities of the other partners in the joint venture, or to otherwise indemnify other partners. Mostly, these contribution/indemnity requirements are triggered in the event New Valley or its affiliate commits an act that results in liability of another partner under a guarantee that the other partner has given to a lender in connection with a mortgage or mezzanine loan. The guarantees given in connection with the loans may include non-recourse carve-out guarantees, environmental indemnities, carry guarantees and/or completion guarantees, depending on the specific project. In some instances, New Valley or its affiliate would be proportionately liable in the event of liability under a guarantee that is not the fault of any of the partners in the joint venture. In very limited circumstances, New Valley has agreed to be a guarantor directly in connection with a loan, but in almost all of New Valley’s investments, neither New Valley nor any of its affiliates is a direct guarantor under the loan documents. In some instances, New Valley and its partners have guaranteed the debt of certain unconsolidated entities. As of December 31, 2017 and 2016, no events are known to the Company that would trigger any guarantees or contribution requirements by New Valley related to its unconsolidated entities.
As of December 31, 2017 and 2016, the aforementioned contribution/indemnity obligations and guarantees were not material to the Company. The Company believes that as of December 31, 2017, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). In one of New Valley’s projects, New Valley and its partner have guaranteed approximately $12,500 of a construction loan. The guarantee is automatically reduced for all additional capital contributions New Valley and it partner contribute to the venture, and for any additional equity raised for the project. In another project, New Valley has executed limited recourse guarantees with a maximum exposure to New Valley of approximately $5,410.
If New Valley is required to make a payment under any guarantee, the payment would constitute a capital contribution or loan to the New Valley unconsolidated venture and increase New Valley’s investment in the unconsolidated venture and its share of any funds the entity distributes.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Investments in Real Estate, net:
The components of “Investments in Real Estate, net” were as follows:

	December 31, 2017	December 31, 2016
Escena, net	$10,485	$10,792
Sagaponack	13,467	12,848
Investment in real estate, net	$23,952	$23,640

Escena.  In March 2008, a subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” In April 2009, New Valley completed the foreclosure process and took title to the collateral. The project consists of 667 residential lots with site and public infrastructure, an 18-hole golf course, a completed clubhouse, and a seven-acre site approved for a 450-room hotel.
The assets have been classified as an “Investments in Real Estate, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31, 2017	December 31, 2016
Land and land improvements	$8,907	$8,907
Building and building improvements	1,891	1,878
Other	2,111	2,028
	12,909	12,813
Less accumulated depreciation	(2,424)	(2,021)
	$10,485	$10,792

The Company recorded an operating loss of $868, $899 and $789 for the years ended December 31, 2017, 2016 and 2015, respectively, from Escena. The operating loss recorded for the year ended December 31, 2015 includes an impairment charge of $230 related to the golf course.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the consolidated financial statements of the Company. As of December 31, 2017, the assets of Sagaponack consist of land and land improvements of $13,467.

Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2017	December 31, 2016
Goodwill	$77,059	$70,815

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	3,138	3,592

Total goodwill and other intangible assets, net	$267,708	$261,918

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
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The Company performed the qualitative assessment for the year ended December 31, 2017 and determined that performing the first step of the two-step impairment test was unnecessary.

Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2017	December 31, 2016
Intangible asset associated with benefit under the MSA	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	80,000	80,000

Favorable leases	1 - 10	13,444	13,444
Other intangibles	1 - 5	6,999	5,816
		20,443	19,260
Less: Accumulated amortization on amortizable intangibles		(17,305)	(15,668)
Other intangibles, net		$3,138	$3,592

Contract liabilities assumed:

Unfavorable leases	1 - 10	$4,022	$4,022
Less: Accumulated amortization on amortizable intangibles		(2,706)	(2,204)
Unfavorable leases, net		$1,316	$1,818

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) and discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test for the year ended December 31, 2017 and no impairment was noted.
The trademark intangible is attributed to the acquisition of the Douglas Elliman Realty brand name which the Company plans to continue using for the foreseeable future. The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed the qualitative assessment for the year ended December 31, 2017 and no impairment was noted.
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
Amortization of other intangibles was $871 and $1,462 for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and December 31, 2016, respectively $1,373 and $2,075 were taken as rent expense for amortization of favorable leases and $502 and $613 were taken as offsets to rent expense for amortization of unfavorable leases. Amortization expense is estimated to be $1,070, $71, $37 and $82, and amortization income from unfavorable lease contracts of $30 during the five years ended December 31, 2018 through 2022, respectively, and amortization expense of $36 thereafter.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2017	December 31, 2016
Vector:
7.75% Senior Secured Notes due 2021, including premium of $13,954	$—	$848,954
6.125% Senior Secured Notes due 2025	850,000	—
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $53,687 and $71,247*	205,063	187,503
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $69,253 and $108,480*	160,747	121,520
Liggett:
Revolving credit facility	31,614	37,163
Term loan under credit facility	2,704	2,999
Equipment loans	2,662	4,519
Other	752	591
Total notes payable, long-term debt and other obligations	1,253,542	1,203,249
Less:
Debt issuance costs	(25,478)	(30,798)
Total notes payable, long-term debt and other obligations	1,228,064	1,172,451
Less:
Current maturities	(33,820)	(39,508)
Amount due after one year	$1,194,244	$1,132,943
_____________________________

*
The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($45,249 at December 31, 2017 and $59,433 at December 31, 2016, respectively) and the 7.5% Variable Interest Senior Convertible Debentures ($31,164 at December 31, 2017 and $52,899 at December 31, 2016, respectively) is separately classified as a derivative liability in the consolidated balance sheets.

Senior Secured Notes - Vector:
7.75% Senior Secured Notes due 2021:
In February 2013, the Company issued $450,000 of its 7.75% Senior Secured Notes due 2021. The aggregate net proceeds from the issuance of the 7.75% Senior Secured Notes due 2021 were approximately $438,250 after deducting offering expenses. On April 15, 2014, the Company completed the sale of an additional $150,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 106.75%. The Company received net proceeds of approximately $158,670 after deducting underwriting discounts, commissions, fees and offering expenses. On May 9, 2016, the Company completed the sale of an additional $235,000 principal amount of its 7.75% Senior Secured Notes due 2021 for a price of 103.5%. The Company received net proceeds of approximately $236,900 after deducting underwriting discounts, commissions, fees and offering expenses.
On January 27, 2017, the Company completed the sale of $850,000 of its 6.125% Senior Secured Notes due 2025. The Company used the net cash proceeds from the offering of its 6.125% Senior Secured Notes due 2025, together with the proceeds of the concurrent sale of 2,100,000 shares of its common stock, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021.
The 7.75% Senior Secured Notes due 2021 paid interest on a semi-annual basis at a rate of 7.75% per year and had a maturity date of February 15, 2021. The 7.75% Senior Secured Notes due 2021 were guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the 100% owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 21.) In addition, some of the guarantees were collateralized by second priority or first priority security interests in certain collateral of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.125% Senior Secured Notes due 2025 — Vector
On January 27, 2017, the Company sold $850,000 of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the sale of the 6.125% Senior Secured Notes due 2025 were approximately $831,100 after deducting underwriting discounts, commissions, fees and offering expenses. As discussed above, the Company used the net cash proceeds from the issuance of its 6.125% Senior Secured Notes due 2025, together with the proceeds of the concurrent sale of 2,100,000 of its common shares, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021. The Company accounted for the redeemed $835,000 of the 7.75% Senior Secured Notes due 2021 as an extinguishment of debt.
The 6.125% Senior Secured Notes due 2025 pay interest on a semi-annual basis at a rate of 6.125% per year and mature on February 1, 2025. Prior to February 1, 2020, the Company may redeem some or all of the 6.125% Senior Secured Notes due 2025 at any time at a make-whole redemption price, and thereafter, the Company may redeem some or all of the 6.125% Senior Secured Notes due 2025 at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the 6.125% Senior Secured Notes due 2025, each holder of the 6.125% Senior Secured Notes due 2025 may require the Company to repurchase some or all of its 6.125% Senior Secured Notes due 2025 at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the indenture, it must offer to repurchase the 6.125% Senior Secured Notes due 2025 at the prices listed in the indenture.
The 6.125% Senior Secured Notes due 2025 are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. (See Note 21.) In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guaranteeing subsidiaries’ total debt less the fair market value of the Company’s cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of December 31, 2017, the Company was in compliance with all debt covenants.
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
7.5% Variable Interest Senior Convertible Notes due 2019:
In November 2012, the Company sold $230,000 of its 7.5% Variable Interest Senior Convertible Notes due 2019 (the “2019 Convertible Notes” or “7.5%” Convertible Notes”) in a public offering registered under the Securities Act. The 2019 Convertible Notes are the Company’s senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2019 Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company’s subsidiaries. The aggregate net proceeds from the sale of the 2019 Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Share Lending Agreement:
In connection with the offering of its 2019 Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, a total of 7,803,187 shares of the Company’s common stock under the Share Lending Agreement. Jefferies was entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
The Share Lending Agreement required that the shares borrowed be returned upon the maturity of the related debt, January 2019, or earlier, including the redemption of the notes or the conversion of the notes to shares of common stock pursuant to the terms of the indenture governing the notes. Borrowed shares are issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares had all of the rights of a holder of the Company’s outstanding shares. However, because the share borrower was required to have returned all borrowed shares (or identical shares) to the Company, the borrowed shares were not considered outstanding for purposes of computing and reporting the Company’s earnings per share in accordance with U.S. GAAP. Jefferies paid the Company an amount equal to any dividends or other distributions that the Company paid on the borrowed shares.
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. During 2012, 2016, and 2017, 3,901,595, 2,242,719, and 1,658,873 shares were returned but no cash was exchanged, respectively. As of December 31, 2017, no shares were outstanding on the Share Lending Agreement and $774 had been amortized to interest expense during the year. The issuance costs associated with the Share Lending Agreement were presented on the balance sheet as a direct deduction from the face amount of the related notes. The unamortized amount of the Share Lending Agreement was $1,366 and $2,140 at December 31, 2017 and December 31, 2016, respectively.
5.5% Variable Interest Senior Convertible Notes due 2020 - Vector:
On March 24, 2014, the Company completed the sale of $258,750 of its 5.5% Variable Interest Convertible Senior Notes due 2020 (the “2020 Convertible Notes” or “5.5% Convertible Notes”). The 2020 Convertible Notes are the Company’s senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 2020 Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company’s subsidiaries.
The aggregate net proceeds from the sale of the 2020 Convertible Notes were approximately $250,300 after deducting underwriting discounts, commissions, fees and offering expenses. The net proceeds were used for general corporate purposes, including for additional investments in real estate and in the Company’s tobacco business.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding are summarized below:

	December 31, 2017		December 31, 2016
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Convertible Notes	$14.50	68.9882	$14.50	68.9882
5.5% Convertible Notes	$22.35	44.7495	$22.35	44.7495

Embedded Derivatives on the Variable Interest Senior Convertible Debt:
The portion of the interest on the Company’s convertible debt which is computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the convertible debt, which the Company is required to separately value. In accordance with authoritative guidance on accounting for derivatives and hedging, the Company has bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability including using a third-party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives are reflected quarterly in the Company’s consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2017	2016	2015
7.5% Convertible Notes	$23,720	$14,294	$8,777
5.5% Convertible Notes	13,490	11,438	9,752
Interest expense associated with embedded derivatives	$37,210	$25,732	$18,529

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2017	2016	2015
7.5% Convertible Notes	$21,734	$19,184	$15,555
5.5% Convertible Notes	14,185	12,526	8,905
Gain on changes in fair value of derivatives embedded within convertible debt	$35,919	$31,710	$24,460

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

	6.75% Note	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2015	$884	$87,638	$80,864	$169,386
Conversion of $25,000 of 6.75% Variable Interest Senior Convertible Note due February 15, 2015	(889)	—	—	(889)
Loss (gain) from changes in fair value of embedded derivatives	5	(15,555)	(8,905)	(24,455)
Balance at December 31, 2015	—	72,083	71,959	144,042
Gain from changes in fair value of embedded derivatives	—	(19,184)	(12,526)	(31,710)
Balance at December 31, 2016	—	52,899	59,433	112,332
Gain from changes in fair value of embedded derivatives	—	(21,734)	(14,185)	(35,919)
Balance at December 31, 2017	$—	$31,165	$45,248	$76,413

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2017	2016	2015
Amortization of beneficial conversion feature:
7.5% Convertible Notes	$15,507	$9,345	$5,738
5.5% Convertible Notes	4,070	3,451	2,943
Interest expense associated with beneficial conversion feature	$19,577	$12,796	$8,681

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2015	$146,634	$98,831	$245,465
Amortization of embedded derivatives	(8,777)	(9,752)	(18,529)
Amortization of beneficial conversion feature	(5,738)	(2,943)	(8,681)
Balance at December 31, 2015	132,119	86,136	218,255
Amortization of embedded derivatives	(14,294)	(11,438)	(25,732)
Amortization of beneficial conversion feature	(9,345)	(3,451)	(12,796)
Balance at December 31, 2016	108,480	71,247	179,727
Amortization of embedded derivatives	(23,720)	(13,490)	(37,210)
Amortization of beneficial conversion feature	(15,507)	(4,070)	(19,577)
Balance at December 31, 2017	$69,253	$53,687	$122,940

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility — Liggett:
On January 14, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) 60% multiplied by Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves against inventory, bank products or other items which Wells Fargo may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. In connection with the issuance of the 6.125% Senior Secured Notes due 2025, in January 2017, Liggett and Maple entered into Amendment No. 1 of the Credit Facility to update certain defined terms of the Credit Facility relating to the Company’s 6.125% Senior Secured Notes due 2025.
The term of the Credit Facility expires on March 31, 2020. Loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2017 and 2016 was 3.82% and 3.02%, respectively.
The Credit Facility, as amended, permits the guaranty of the 6.125% Senior Secured Notes due 2025 by each of Liggett and Maple and the pledging of certain assets of Liggett and Maple on a subordinated basis to secure their guarantees. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 6.125% Senior Secured Notes due 2025 have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with these covenants as of December 31, 2017.

Term Loan under Credit Facility — Liggett:
Within the commitment under the Credit Facility, Wells Fargo holds a mortgage on Liggett’s manufacturing facility through a Term Loan with Maple. The outstanding balance under the Term Loan is $2,704 as of December 31, 2017. The Term Loan bears an interest rate equal to LIBOR + 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance of approximately $2,000 due at maturity on March 1, 2020.
As of December 31, 2017, a total of $34,318 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $20,904 based on eligible collateral at December 31, 2017.
Equipment Loans — Liggett:
Liggett did not enter into any equipment financing arrangements in 2017 and 2016.
In 2015, Liggett entered into two financing agreements for a total of $1,765 related to the purchase of equipment. The weighted average interest rate of the outstanding debt is 4.79% per annum and the interest rates on the two notes are from 4.49% to 4.85%. Total monthly installments are approximately $33.
Each of these equipment loans is collateralized by the purchased equipment.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt are as follows:

	December 31, 2017			December 31, 2016
	Carrying Value		Fair Value	Carrying Value		Fair Value
Notes payable and long-term debt	$1,253,542	(1)	$1,579,616	$1,203,249	(1)	$1,570,732
__________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 18.

Notes payable and long-term debt are carried on the consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2017 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

Scheduled Maturities:
Scheduled maturities of long-term debt are as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2018	$33,820	$—	$33,820
2019	231,444	69,253	162,191
2020	261,217	53,687	207,530
2021	1	—	1
2022	—	—	—
Thereafter	850,000	—	850,000
Total	$1,376,482	$122,940	$1,253,542

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2017 are as follows:

Lease Commitments
Year Ending December 31:
2018	$31,436
2019	31,774
2020	26,664
2021	24,783
2022	21,594
Thereafter	118,216
Total	$254,467

The Company’s rental expense for the years ended December 31, 2017, 2016 and 2015 was $34,858, $27,237 and $24,446, respectively.

11.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2017 and 2016, respectively.
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
At December 31, 2017, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2018 – $0; 2019 – $0; 2020 – $7,111; 2021 – $0; 2022 – $0 and 2023 to 2027 – $51,155. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2017 are

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 167 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 108 active employees and 421 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at January 1	$(132,721)	$(133,506)	$(8,682)	$(8,434)
Service cost	(564)	(547)	(5)	(5)
Interest cost	(5,059)	(5,419)	(368)	(385)
Benefits paid	9,012	9,596	582	695
Expenses paid	297	309	—	—
Actuarial gain	(3,687)	(3,154)	(494)	(553)
Benefit obligation at December 31	$(132,722)	$(132,721)	$(8,967)	$(8,682)
Change in plan assets:
Fair value of plan assets at January 1	$103,781	$106,620	$—	$—
Actual return on plan assets	11,373	6,720	—	—
Expenses paid	(297)	(309)	—	—
Contributions	347	346	582	695
Benefits paid	(9,012)	(9,596)	(582)	(695)
Fair value of plan assets at December 31	$106,192	$103,781	$—	$—
Unfunded status at December 31	$(26,530)	$(28,940)	$(8,967)	$(8,682)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$27,697	$22,273	$—	$—
Other accrued liabilities	(313)	(316)	(639)	(621)
Non-current employee benefit liabilities	(53,914)	(50,897)	(8,328)	(8,061)
Net amounts recognized	$(26,530)	$(28,940)	$(8,967)	$(8,682)

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Service cost — benefits earned during the period	$564	$547	$532	$5	$5	$8
Interest cost on projected benefit obligation	5,059	5,419	4,992	368	385	371
Expected return on assets	(5,424)	(6,076)	(7,378)	—	—	—
Settlement loss	—	—	3,214	—	—	—
Special termination benefit recognized	—	—	3,831	—	—	—
Amortization of net loss (gain)	2,009	1,855	1,083	(54)	(75)	(97)
Net expense	$2,208	$1,745	$6,274	$319	$315	$282

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost for the year ending 2018.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Actuarial loss (gain)	$1,804	$(41)	$1,763

As of December 31, 2017, accumulated other comprehensive (loss) income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2017	$(35,914)	$311	$(35,603)
Amortization of loss (gain)	2,009	(54)	1,955
Net gain (loss) arising during the year	2,262	(494)	1,768
Accumulated other comprehensive loss as of December 31, 2017	$(31,643)	$(237)	$(31,880)

As of December 31, 2016, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2016	$(35,258)	$939	$(34,319)
Amortization of gain (loss)	1,855	(75)	1,780
Net loss arising during the year	(2,511)	(553)	(3,064)
Accumulated other comprehensive (loss) income as of December 31, 2016	$(35,914)	$311	$(35,603)

As of December 31, 2017, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which, in the aggregate, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $54,227, $54,227 and $0, respectively. As of December 31, 2016, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $51,213, $51,213 and $0, respectively.

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Weighted average assumptions:
Discount rates — benefit obligation	3.25% - 3.7%	3.60% - 4.20%	3.75% - 4.50%	3.80%	4.40%	4.75%
Discount rates — service cost	3.6% - 4.2%	3.75% - 4.50%	2.75% - 4.25%	4.40%	4.75%	4.25%
Assumed rates of return on invested assets	5.50%	6.00%	6.00%	N/A	N/A	N/A
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 5.2%, 5.2% and 6.0% for the years ended December 31, 2017, 2016 and 2015, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 7.28%, 7.6% and 6.3% for the years ended December 31, 2017, 2016 and 2015, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2017, Liggett used a 13.81-year period for its Hourly Plan and a 13.66-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
Allowable investment types include equity, investment grade fixed income, high yield fixed income, hedge funds and short term investments. The equity fund is comprised of common stocks and mutual funds of large, medium and small companies, which are predominantly U.S. based. The investment grade fixed income fund includes managed funds investing in fixed income securities issued or guaranteed by the U.S. government, or by its respective agencies, mortgage backed securities, including collateralized mortgage obligations, and corporate debt obligations. The high yield fixed income fund includes a fund which invests in non-investment grade corporate debt securities. The hedge funds invest in both equity, including common and preferred stock, and debt obligations, including convertible debentures, of private and public companies. The Company generally utilizes its short-term investments, including interest-bearing cash, to pay benefits and to deploy in special situations.
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 55.0% equity investments, 35.0% investment grade fixed income, 10.0% high yield fixed income, and 0.0% short-term investments, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations by asset category, were as follows:

	Plan Assets at December 31,
	2017	2016
Asset category:
Equity securities	56%	54%
Investment grade fixed income securities	35%	30%
High yield fixed income securities	9%	10%
Alternative investments	—%	2%
Short-term investments	—%	4%
Total	100%	100%

The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,245	$—	$2,245	$—
Amounts in individually managed investment accounts:
Cash	173	173	—	—
U.S. equity securities	2,149	2,149	—	—
Common collective trusts	91,470	—	91,470	—
Investment partnership	10,155	—	10,028	127
Total	$106,192	$2,322	$103,743	$127

	Fair Value Measurements as of December 31, 2016
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,765	$—	$1,765	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	4,302	4,302	—	—
U.S. equity securities	8,298	8,298	—	—
Common collective trusts	76,969	—	76,969	—
Investment partnership	12,447	—	10,457	1,990
Total	$103,781	$12,600	$89,191	$1,990

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
The changes in the fair value of the Level 3 investments as of December 31, 2017 and 2016 were as follows:

	2017	2016
Balance as of January 1	$1,990	$3,414
Distributions	(1,962)	(1,648)
Unrealized gain on long-term investments	15	16
Realized gain on long-term investments	84	208
Balance as of December 31	$127	$1,990

For 2017 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.73% and 7.28% between 2018 and 2025 and 4.5% thereafter. For 2016 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 0.3% and 18.23% between 2017 and 2024 and 4.5% thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$3	$(3)
Effect on benefit obligation	63	(59)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2018 and ending on December 31, 2018. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2018	$8,693	$639
2019	8,198	638
2020	14,816	620
2021	7,225	616
2022	6,776	615
2023 - 2027	78,959	2,958

Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,736, $1,564 and $1,467 for the years ended December 31, 2017, 2016 and 2015, respectively.

12.
In October 2015, the Company’s Tobacco segment commenced a restructuring by realigning its sales force and adjusting its business model to more efficiently serve its chain and independent accounts. In connection with the restructuring, the segment’s workforce was reduced by 95 employees (or approximately 17% of the Tobacco segment’s workforce).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no restructuring expenses during the year ended December 31, 2017. The following table summarizes amounts expensed for the years ended December 31, 2016 and 2015:

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
The following table presents the activity under the Tobacco segment restructuring plan for the year ended December 31, 2016:

	Employee Severance and Benefits	Contract Termination/Exit Costs	Other	Total
Accrual balance as of January 1, 2016	$422	$48	$20	$490
Restructuring charges	—	41	—	41
Utilized	(422)	(89)	(20)	(531)
Accrual balance as of December 31, 2016	$—	$—	$—	$—

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. Federal	$28,271	$29,185	$40,542
State	3,458	7,407	13,886
	$31,729	$36,592	$54,428
Deferred:
U.S. Federal	$(31,049)	$10,076	$(9,943)
State	(2,262)	2,495	(3,252)
	(33,311)	12,571	(13,195)
Total	$(1,582)	$49,163	$41,233

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Employee benefit accruals	$11,621	$17,335
Impairment of investments	1,834	1,534
Impact of timing of settlement payments	14,367	28,266
Various U.S. state tax loss carryforwards	6,556	6,551
Other	1,110	2,803
	35,488	56,489
Less: Valuation allowance	(3,664)	(4,439)
Net deferred tax assets	$31,824	$52,050

Deferred tax liabilities:
Excess of tax basis over book-basis non-consolidated entities	$(5,388)	$(7,494)
Book/tax differences on fixed and intangible assets	(36,712)	(54,776)
Capitalized interest expense	(6,069)	(8,673)
Book/tax differences on inventory	(11,357)	(16,143)
Book/tax differences on long-term investments	(15,521)	(23,937)
Impact of accounting for convertible debt	(12,776)	(27,362)
Book/tax differences on available for sale securities	(2,802)	(6,750)
	$(90,625)	$(145,135)

Net deferred tax liabilities	$(58,801)	$(93,085)

Vector Tobacco had tax-effected state and local net operating loss carryforwards of $6,556 and $6,551, respectively, at December 31, 2017 and 2016, expiring through tax year 2027. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The valuation allowance of $3,664 and $4,439 at December 31, 2017 and 2016, respectively, primarily relates to a reserve against Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance was decreased in 2017 and 2016, respectively, as a result of changes in estimates in Vector Tobacco’s ability to utilize state tax net operating losses in future years because of changes in state tax apportionment and projected taxable income.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles (“US GAAP”) and income tax laws. The provisional amount of tax benefit related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $28,845.
On December 22, 2017, the Tax Act was enacted and made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and limits interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits disallowed interest expense to be carried forward indefinitely. The Company has calculated its best estimate of the impact of the Tax Act in its year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The Company’s estimate of the provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $28,845 at December 31, 2017. The provisional estimates are based on the Company’s initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit of $28,845 recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate at December 31, 2017.
Deferred federal income tax expense differs in 2017, 2016 and 2015. The deferred tax benefit in 2017 results primarily from the remeasurement of deferred tax assets and liabilities due to the enactment of the Tax Act. The deferred tax expense in 2016 results primarily from the recognition of temporary differences (related to litigation accruals) at the Tobacco segment and from the capitalization of interest expense on the Company’s equity method real estate investments. The deferred tax expense in 2015 results primarily from the capitalization of interest expense on the Company’s equity method real estate investments.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Income before income taxes	$89,168	$126,429	$107,705
Federal income tax expense at statutory rate	31,209	44,250	37,697
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	3,833	6,991	6,862
Impact of non-controlling interest	(2,162)	(2,148)	(2,516)
Non-deductible expenses	2,146	2,569	2,941
Impact of domestic production deduction	(2,960)	(2,603)	(3,436)
Impact of Tax Cuts and Jobs Act of 2017	(28,845)	—	—
Excess tax benefits on stock-based compensation (1)	(1,143)	—	—
Tax credits	(2,683)	(359)	(265)
Other	(155)	(1,202)	152
Inclusion of tax liabilities from unincorporated entities	(47)	1,126	831
Changes in valuation allowance, net of equity and tax audit adjustments	(775)	539	(1,033)
Income tax (benefit) expense	$(1,582)	$49,163	$41,233

(1) Due to the adoption of ASU 2016-09, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Consolidated Statement of Operations. This will result in increased volatility in the Company’s effective tax rate.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2015	$1,744
Additions based on tax positions related to prior years	265
Settlements	(132)
Expirations of the statute of limitations	(354)
Balance at December 31, 2015	1,523
Additions based on tax positions related to prior years	72
Settlements	(119)
Expirations of the statute of limitations	(961)
Balance at December 31, 2016	515
Additions based on tax positions related to prior years	208
Settlements	—
Expirations of the statute of limitations	(95)
Balance at December 31, 2017	$628

In the event the unrecognized tax benefits of $628 and $515 at December 31, 2017 and 2016, respectively, were recognized, such recognition would impact the annual effective tax rates. During 2017, the accrual for potential penalties and interest related to these unrecognized tax benefits was increased by $23, and in total, as of December 31, 2017, a liability for potential penalties and interest of $168 has been recorded. During 2016, the accrual for potential penalties and interest related to these unrecognized tax benefits was decreased by $74, and in total, as of December 31, 2016, a liability for potential penalties and interest of $145 has been recorded.
It is reasonably possible the Company may recognize up to approximately $203 of currently unrecognized tax benefits over the next 12 months, primarily pertaining to expiring statutes of limitations on prior state and local income tax return positions. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

14.	STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company’s stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 7,807,749 shares. The Company may satisfy its obligations under any award granted under the 2014 Plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized compensation expense of $2,207, $2,203 and $1,675 related to stock options in the years ended December 31, 2017, 2016 and 2015, respectively.
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
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the

Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Risk-free interest rate	2.1% - 2.4%	1.5% - 1.7%	1.8% - 2.0%
Expected volatility	18.88% - 21.62%	16.49% - 18.13%	22.18% - 22.25%
Dividend yield	0.0%	0.0%	0.0%
Expected holding period	6.00 – 10.00 years	7.00 – 10.00 years	7.00 – 10.00 years
Weighted-average grant date fair value (1)	$5.39 - $8.17	$5.09 - $6.88	$6.47 - $8.07

(1) Per share amounts have not been adjusted to give effect to the stock dividends in 2017, 2016 and 2015.

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2015	3,808,356	$11.58	6.4	$25,977
Granted	448,580	$19.95
Exercised	(127,373)	$10.90
Canceled	(5)	$—
Outstanding on December 31, 2015	4,129,558	$12.53	5.9	$36,612
Granted	427,219	$21.08
Exercised	(35,176)	$11.30
Canceled	(6)	$—
Outstanding on December 31, 2016	4,521,595	$13.35	5.3	$37,557
Granted	406,875	$21.72
Exercised	—	$—
Canceled	(11)	$—
Outstanding on December 31, 2017	4,928,459	$14.05	4.7	$41,069
Options exercisable at:
December 31, 2015	2,243,968
December 31, 2016	2,217,584
December 31, 2017	3,174,786
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($22.38, $21.66 and $21.40 at December 31, 2017, 2016 and 2015, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2017 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2017			12/31/2017
$8.69	-	$10.86	1,654,743	1.9	$9.55	1,654,743	1.9	$9.55	$—
$10.86	-	$13.03	1,520,043	4.4	$12.50	1,520,043	4.4	$12.50	—
$13.03	-	$15.20	—	—	$—	—	—	$—	—
$15.20	-	$17.38	471,004	6.4	$16.18	—	—	$—	—
$17.38	-	$19.55	—	—	$—	—	—	$—	—
$19.55	-	$21.72	1,282,669	8.1	$20.89	—	—	$—	—
			4,928,459	4.7	$14.05	3,174,786	3.1	$10.96	$36,244

As of December 31, 2017, there was $3,771 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.60 years at December 31, 2017.
As a result of adopting ASU 2016-09, the Company reflects the net excess tax benefits of stock-based compensation in its consolidated financial statements as a component of “Cash Flows from Operating Activities.” Prior to the adoption of ASU 2016-09 as of January 1, 2017, the Company reflected the excess tax benefits of stock-based compensation in its consolidated financial statements as a component of “Cash Flows from Financing Activities.”
Non-qualified options for 406,875 shares of common stock were issued during 2017. The exercise price of the options granted was $21.72 in 2017. The exercise price of the options granted in 2017 was at the fair value on the date of the grants.
Non-qualified options for 427,219 shares of common stock were issued during 2016. The exercise price of the options granted was $21.08 in 2016. The exercise price of the options granted in 2016 was at the fair value on the date of the grants.
Non-qualified options for 448,580 shares of common stock were issued during 2015. The exercise price of the options granted was $19.95 in 2015. The exercise price of the options granted in 2015 was at the fair value on the date of the grants.
The Company has elected to use the long-form method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit or tax deficiency for such award. The Company then compares the fair value expense to the tax deduction received for each grant in order to calculate the related tax benefits and deficiencies. With the adoption of ASU 2016-09 as of January 1, 2017, all excess tax benefits and deficiencies are recognized as a component of income tax expense or benefit on the income statement.
The total intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was $309 and $1,151, respectively. Tax benefits related to option exercises of $116 and $821 were recorded as increases to stockholders’ deficiency for the years ended December 31, 2016 and 2015, respectively. No options were exercised during the year ended December 31, 2017.
Restricted Stock Awards. On April 2016, the Company granted 55,125 restricted shares of the Company’s common stock (the “April 2016 Grant”) pursuant to the 1999 Plan to its five outside directors. The shares vest over three years and the Company will recognize $1,054 of expense over the vesting period of the April 2016 grant. The Company recognized expense of $351 and $236 for the years ended December 31, 2017 and 2016, respectively.
On November 10, 2015, the Company granted its President and Chief Executive Officer an award of 1,323,000 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $28,374 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $5,275, $4,278 and $597 for the years ended December 31, 2017, 2016 and 2015, respectively.
On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,215,506 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company.

The fair market value of the restricted shares on the date of grant was $20,780 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $2,969, $3,122 and $2,992 for the years ended December 31, 2017, 2016 and 2015, respectively.
In May 2013, the Company granted 57,881 restricted shares of the Company’s common stock (the “May 2013 Grant”) pursuant to the 1999 Plan to its five outside directors. The shares vested over three years and the Company recognized $815 of expense over the vesting period of the May 2013 Grant. The Company recognized expense of $111 and $272 for the years ended December 31, 2016 and 2015, respectively.
In October 2013, the President and Chief Executive Officer of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 33,427 shares of Vector’s common stock pursuant to the 1999 Plan. The shares will vest on the earlier of March 15, 2019, contingent upon performance-based targets being achieved by the Company’s Tobacco segment, or October 31, 2020, if the performance-based targets are not achieved. He will receive dividends on the restricted shares as paid. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $458 and is being amortized over the vesting period as a charge to compensation expense. The Company recognized expense of $85, $85 and $86 for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, there was $29,174 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 2.24 years.
As of December 31, 2016, there was $37,853 of total unrecognized compensation costs related to unvested restricted stock awards.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

15. CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2017, 2016 and 2015, Liggett incurred tobacco product liability legal expenses and costs totaling $12,809, $26,611 and $26,987, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of January 31, 2018, to obtain a stay of the judgment pending the appeal of the Ward case, Liggett had secured $491 in bonds.

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other industry defendants in approximately 130 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of December 31, 2017, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. There have been 16 verdicts returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants’ motion for a new trial) and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial). Calloway, Irimi, Cohen and Caprio were subsequently resolved under the Engle Progeny Settlement II, discussed below. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 15 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). In December 2016, Liggett entered into an agreement to settle 124 Engle progeny cases for $17,650 (see Engle Progeny Settlement II below). In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and in September 2017 Liggett entered into an agreement to settle another 20 Engle progeny cases for $4,100. As of December 31, 2017, Liggett (and in certain cases the Company) had, on an individual basis, settled 183 Engle progeny cases for approximately $7,100 in the aggregate, including one settlement in the fourth quarter of 2017.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Individual Actions
As of December 31, 2017, there were 26 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	18
New York	3
Louisiana	2
West Virginia	2
Ohio	1

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
Engle Progeny Settlement I. In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement I”). Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of more than 4,900 plaintiffs, including the claims of all plaintiffs with cases pending in federal court, were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013, the Company recorded a charge of $86,213 of which approximately $25,000 is related to certain payments discounted to their present value using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021. In December 2017, Liggett pre-paid the 2018 and 2019 installment payments.
Engle Progeny Settlement II. In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement II”). Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid on December 7, 2016 with the balance of $3,650 to be paid in equal quarterly payments starting in January 2018, with 5% interest. As a result of the settlement, the Company recorded a charge of $17,650 in the fourth quarter of 2016. In December 2017, Liggett prepaid the balance of this settlement.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 80 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.
As of December 31, 2017, the following Engle progeny cases have resulted in judgments against Liggett:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact, which, among other things, reversed an approximately $3,000 compensatory award against Liggett. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed. In May 2017, the court granted Defendant's Motion for Remittitur and reduced the non-economic damages to $225. Plaintiff rejected the remittitur and a new trial will be conducted on non-economic damages. It is anticipated that the retrial will occur in 2018.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded.

Date	Case Name	County	Liggett Compensatory Damages (as adjusted) (1)	Liggett Punitive Damages	Status (2)
January 2012	Ward v. R.J. Reynolds	Escambia	1	—
Liggett satisfied the merits judgment. Subsequently, the trial court entered a joint and several final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment. Liggett posted a supersedeas bond in the amount of $491. In January 2018, the First District Court of Appeal reversed the attorneys' fee award. Plaintiff moved to certify the issue for appeal to the Florida Supreme Court.

May 2012	Calloway v. R.J. Reynolds	Broward	—	—
A joint and several judgment for $16,100 was entered against R.J. Reynolds, Philip Morris, Lorillard and Liggett. On January 6, 2016, the Fourth District Court of Appeal reversed in part, including the $7,600 punitive damages award against Liggett, and remanded the case to the trial court for a new trial on certain issues. Both sides moved for rehearing and in September 2016, the Fourth District Court of Appeal reversed the judgment in its entirety and remanded the case for a new trial. As a result, the $1,530 compensatory award against Liggett was also reversed. The plaintiff filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. The court declined to accept jurisdiction. Plaintiff filed a petition for writ of certiorari to the United States Supreme Court which was denied. This case was settled in December 2016 as part of Engle Progeny Settlement II and the case in concluded as to Liggett.

December 2012	Buchanan v. R.J. Reynolds	Leon	2,750	—	Liggett satisfied the judgment and the case is concluded.
May 2013	D. Cohen v. R.J. Reynolds	Palm Beach	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II and the case is concluded as to Liggett.
August 2013	Rizzuto v. R.J. Reynolds	Hernando	3,479	—	Liggett settled its portion of the judgment for $1,500 and the case is concluded as to Liggett.
August 2014	Irimi v. R.J. Reynolds	Broward	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II and the case is concluded as to Liggett.
October 2014	Lambert v. R.J. Reynolds	Pinellas	3,600	9,500	Liggett satisfied the judgment and the case is concluded.
November 2014	Boatright v. R.J. Reynolds	Polk	—	300
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was also entered against Liggett for $300 in punitive damages. Defendants appealed and plaintiff cross-appealed. The Second District Court of Appeal reversed the trial court's decision to reduce the judgment by plaintiff's assessed fault and affirmed as to all other issues on that appeal. In a separate appeal, the Second District Court of Appeal also reversed the trial court's ruling that plaintiff's proposals for settlement were invalid and remanded for determination of attorney's fees. Defendants filed notices to invoke the discretionary jurisdiction of the Florida Supreme Court on both appeals. Both appeals are stayed pending resolution of other matters. In January 2018, the Florida Supreme Court ordered defendants to show cause why the court should not decline to exercise jurisdiction over the merits appeal in light of its decision in Schoeff.

					Any potential liability as a result of the pending appeals is included in the amount Liggett will pay under Engle Progeny Settlement II.
June 2015	Caprio v. R.J. Reynolds	Broward	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II and the case is concluded as to Liggett.
March 2017	Santoro v. R.J. Reynolds	Broward	160	15
In April 2017, a joint and several judgment was entered against R.J. Reynolds, Philip Morris and Liggett for $1,027, for compensatory damages. Judgment was also entered against Liggett for $15 in punitive damages. A hearing on post trial motions occurred in October 2017. In December 2017, the court granted the motion as to all claims other than plaintiff's conspiracy claim. Defendants moved for rehearing with respect to that claim and plaintiff moved for entry of an amended final judgment to increase plaintiff’s recovery by the percentage of decedent’s fault in light of the Schoeff decision. A hearing on all remaining motions is scheduled for April 20, 2018.

Total Damages Awarded:			24,505	$10,815
Amounts accrued, paid or compromised:			(24,328)	(10,800)
Damages remaining on Appeal:			$177	$15
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault and only include Liggett's jury allocated share, regardless of whether a judgment was joint and several. The amounts listed above do not include attorneys' fees or statutory interest.

(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

Through December 31, 2017, Liggett has paid $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
Except as disclosed elsewhere in this Note 15, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In April 2015, in Graham, a federal case, a panel of the Eleventh Circuit Court of Appeals held that federal law impliedly preempts use of the res judicata Engle findings to establish claims for strict liability or negligence. In January 2016, the court granted plaintiff’s motion for rehearing en banc. In June 2017, the Eleventh Circuit, sitting en banc, ruled that giving full faith and credit to the Engle findings does not deprive defendants of property without due process. The court further concluded that federal law does not preempt the Engle Phase I negligence and strict liability findings. In September 2017, R.J. Reynolds filed a petition for writ of certiorari to the United States Supreme Court, which declined review in January 2018.
In November 2015, in Schoeff, the Fourth District Court of Appeal affirmed the trial court’s decision to reduce plaintiff’s compensatory damages award by the jury’s assessment of the deceased smoker’s assigned comparative fault despite the jury’s finding in favor of plaintiff on her claims for intentional torts. In December 2017, the Florida Supreme Court ruled that compensatory damages in Engle progeny cases should not be reduced by the smoker’s comparative fault if a jury finds for the plaintiff on intentional tort claims.
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

Liggett Only Cases

There are currently two cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In Hausrath, a New York case, Liggett filed a motion to compel depositions. A hearing occurred on November 15, 2017 and the motion to compel was granted in part. Discovery is ongoing. There has been no recent activity in Cowart, a Florida case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Cases.

Class Actions

As of December 31, 2017, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held. The case has been stayed for a number of years, with the stay renewed every few years. The stay order entered on March 16, 2016 stays the case pending the completion of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from trial of the consolidated action. In May 2013 the jury rejected all but one of the plaintiffs’ claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs had potentially viable claims against the non-Liggett defendants which could be pursued in a second phase of the trial. In October 2017, the trial court vacated the case management orders for the second phase based on notice from the non-Liggett parties of a settlement with those remaining plaintiffs. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. In May 2016, the trial court ruled that the case could proceed against Liggett. Liggett requested that the trial court certify the matter to the West Virginia Supreme Court of Appeals for review, but the trial court refused. A scheduling order was entered governing the

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phase I common issues pre-trial proceedings and discovery is underway. It is estimated that Liggett could be a defendant in approximately 90 individual cases. A status conference occurred on December 14, 2017. The court ordered plaintiffs’ counsel to confirm all remaining plaintiffs with claims against Liggett and provide information detailing smoking history and information regarding the claimed smoking related injuries sustained by each. Plaintiffs’ counsel was directed to dismiss all other plaintiffs from the litigation. The court further directed plaintiffs and Liggett to submit an amended scheduling order with a proposed trial date at the end of 2018 or the beginning of 2019. In addition, the court agreed that it would entertain a renewed motion by Liggett regarding the impact of the final judgment in favor of co-defendants on the claims against Liggett and whether those claims are barred by the doctrine of collateral estoppel. On January 19, 2018, the court held a case management conference at which the scheduling of a mass mediation was discussed. The next case management conference is scheduled for March 23, 2018.
Health Care Cost Recovery Actions
As of December 31, 2017, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is inactive. Other cigarette manufacturers are also named as defendants.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. In October 2017, the defendants reached agreement

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Department of Justice on the timing of the corrective statements the dissemination of which commenced in November 2017. Liggett is not required to comply.
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
Upcoming Trials
As of December 31, 2017, there were no trials scheduled through December 31, 2018, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and cases could be set for trial during this time.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.7% of the total cigarettes sold in the United States in 2017. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 28, 2017, Liggett and Vector Tobacco pre-paid $137,000

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of their approximate $149,000 2017 MSA obligation, the balance of which will be paid in April 2018, subject to any applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2016. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2016, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
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
While the 2003 arbitration was underway, PMs entered into a binding term sheet resolving the NPM Adjustment for 2003 - 2012, agreeing to “transition year” payments for 2013 and 2014, and agreeing to terms to address the NPM Adjustment for 2015 forward. Twenty-seven states joined this binding term sheet. The parties entered into a final settlement agreement in October 2017, which included a “transition year” payment for 2015 as well.
PMs continued to contest the diligence of 15 states relating to the 2003 NPM Adjustment. In September 2013, the arbitration panel found that six of those states did not diligently enforce their MSA escrow statutes in 2003.
Two of the states found non-diligent, Kentucky and Indiana, agreed to settle the dispute and enter into the settlement agreement described above. The remaining four non-diligent states pursued motions in their respective state courts seeking to vacate or reduce the amount of the arbitration award. The Pennsylvania, Maryland, Missouri and New Mexico courts refused to vacate the award, but reduced the PM’s recovery by approximately 50%. All of those decisions are now final.
In October 2015, substantially all PMs settled the NPM Adjustment dispute with the state of New York for 2004 - 2014 and agreed to a mechanism for potential future credits against PMs' MSA payments for 2015 forward.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $21,739 for years 2013 - 2016 and by an additional $2,721 for the twelve months ended December 31, 2017. Liggett and Vector Tobacco may be entitled to further adjustments for 2016 forward. As of December 31, 2017, Liggett and Vector Tobacco had accrued approximately $19,000 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of December 31, 2017, there remains approximately $32,700 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2016 NPM Adjustment disputes with the non-settling states.
Disputes over the NPM Adjustments for 2004 - 2016 remain to be arbitrated (or, for Montana, litigated) with the 25 states and territories that have not settled, although for 2004, six of the 25 states have not been contested. The disputes over the NPM Adjustments for 2016 forward remain to be arbitrated with all states.
The arbitration for the 2004 NPM Adjustment dispute has commenced. All of the states and territories that have not settled are participating in that arbitration except for New Mexico, which has appealed a ruling from its trial court directing it to participate in the arbitration, and Montana, which is the only state in which the courts did not compel arbitration. A common hearing applicable to all states was held in June 2017 and evidentiary hearings for individual states began in November 2017 and are expected to continue through at least November 2018.
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
In January 2016, the Attorney General for Mississippi filed a motion in state Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. The Special Master entered a scheduling order setting a hearing on July 23, 2018 for a determination of damages. A status conference is scheduled for March 29, 2018.
Liggett may be required to make additional payments to Texas and Mississippi which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2017 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2015	$26,322	$3,149	$29,471	$25,809	$25,700	$51,509
Expenses	118,284	20,644	138,928	—	(195)	(195)
NPM Settlement adjustment	1,351	—	1,351	(5,715)	—	(5,715)
Change in MSA obligations capitalized as inventory	1,426	—	1,426	—	—	—
Payments	(118,142)	(5,869)	(124,011)	—	—	—
Reclassification from non-current liabilities	—	3,305	3,305	—	(3,305)	(3,305)
Interest on withholding	—	1,675	1,675	—	2,518	2,518
Balance as of December 31, 2015	29,241	22,904	52,145	20,094	24,718	44,812
Expenses	110,486	16,679	127,165	—	3,650	3,650
Change in MSA obligations capitalized as inventory	1,568	—	1,568	—	—	—
Payments	(122,977)	(39,682)	(162,659)	—	—	—
Reclassification from non-current liabilities	(2,163)	3,252	1,089	2,163	(3,252)	(1,089)
Interest on withholding	37	506	543	—	2,397	2,397
Balance as of December 31, 2016	16,192	3,659	19,851	22,257	27,513	49,770
Expenses	149,355	6,566	155,921	—	—	—
NPM Settlement adjustment	(1,793)	—	(1,793)	(928)	—	(928)
Change in MSA obligations capitalized as inventory	76	—	76	—	—	—
Payments	(151,296)	(17,537)	(168,833)	—	(3,426)	(3,426)
Reclassification from non-current liabilities	(150)	7,143	6,993	150	(7,143)	(6,993)
Interest on withholding	—	429	429	—	2,896	2,896
Balance as of December 31, 2017	$12,384	$260	$12,644	$21,479	$19,840	$41,319

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
In December 2017, Liggett and the Company received a demand for indemnification from Philip Morris in connection with Liggett’s 1998 sales of certain cigarette brands to Philip Morris. The indemnification demand relates to a lawsuit regarding a smoker’s use of L&M cigarettes.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2017.
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

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2017	2016	2015
Cash paid during the period for:
Interest	$117,453	$108,422	$96,958
Income taxes	26,885	46,811	52,040
Non-cash investing and financing activities:
Issuance of stock dividend	644	609	584
Debt retired in conversion to stock	—	—	25,000
Embedded derivative, net retired in conversion to stock	—	—	889

17.	RELATED PARTY TRANSACTIONS
Ladenburg Thalmann Financial Services Inc. As of December 31, 2017, the Company owned 15,191,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS), publicly-traded diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance brokerage, annuity marketing and trust services through its subsidiaries. The Company, through its various investments in LTS, beneficially owned approximately 7.73% and accounts for its investment in LTS under the equity method of accounting.
In September 2006, the Company entered into an agreement with LTS pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President (the “EVP”) to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of income tax returns. LTS paid the Company $850 for each of 2017, 2016 and 2015 under the agreement and pays the Company at a rate of $850 per year in 2018. These amounts are recorded as equity income. LTS paid cash compensation to the President and Chief Executive Officer of the Company, who serves as Vice Chairman of LTS, of $1,425, $1,250 and $1,300 for 2017, 2016 and 2015, respectively, and director fees of $53, $36 and $38 for 2017, 2016 and 2015, respectively. LTS paid cash compensation to the Company EVP, who serves as President and CEO of LTS, of $1,625, $1,450 and $1,450 for 2017, 2016 and 2015, respectively.
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 15.3% of the Company’s common stock as of February 21, 2018 and the EVP that agreed to provide a five-year loan to LTS. Vector’s portion of the loan was $15,000. Interest on the loan, which was due on November 4, 2016, was payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded equity in earnings of $205 and $280 in 2016 and 2015, respectively, related to the interest payments. On October 26, 2016, the Company surrendered the remaining principal amount of $1,680 of its note to pay for the exercise price of 1,000,000 LTS Warrants that were exercised in full on the same date. The LTS warrants had been received in connection with the funding of the five-year loan to LTS.
The Company owns 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) and recorded dividend income from the investment of $480 in each of 2017, 2016 and 2015.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Castle Brands Inc. As of December 31, 2017, the Company owned 12,671,159 common shares of Castle (NYSE American: ROX), a publicly-traded developer and importer of premium branded spirits. The Company accounts for its investment in Castle under the equity method.
In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available to Castle the services of the EVP to serve as the President and Chief Executive Officer of Castle and to provide other financial, accounting and tax services. The Company recognized management fees at a rate of $100 in each of 2017, 2016 and 2015, under the agreement and Castle has agreed to pay it at a rate of $100 per year in 2018. In 2017, Castle paid a retention payment of $400 to the EVP, who serves as President and Chief Executive Officer of Castle.
In 2013, the Company purchased in a private placement $200 of Castle’s convertible debt, which bore interest at 5% per annum and was converted into 223,859 shares of Castle common stock in February 2018. The Castle convertible debt was included in the ending carrying value of the Company’s equity method investment in Castle.
Morgans Hotel Group Co. The Company’s President and Chief Executive Officer served as the Chairman of the Board of Directors of Morgans Hotel Group Co. (NASDAQ: MHGC) in 2015 and 2016. As of November 30, 2016, the Company beneficially owned approximately 2,459,788 (7.03%) and accounted for its investment in MHGC as investment securities available for sale. On December 1, 2016, MHGC merged with another company and, as a result, the common shares of MHGC ceased to be outstanding and were converted into the right to receive $2.25 in cash. The Company received $5,535 for its investment in MHGC and recorded a gain of $2,140, after recognizing an impairment charge of $4,772 in the first quarter of 2016.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $249, $247 and $217 in 2017, 2016 and 2015, respectively, on various insurance policies issued for the Company and its subsidiaries.
Other. In addition to its investment in LTS and Castle, the Company has made investments in entities where Dr. Frost has a relationship. These include the following: (i) three investments in 2006, 2008, 2009, 2011, and 2015 totaling approximately $12,788 in common stock of OPKO Inc. (NASDAQ: OPK) and its predecessor eXegenics Inc., and in January 2013, the Company purchased $5,000 of Opko’s 3.00% convertible senior notes due 2033 which were converted into 726,036 shares of common stock in May 2015 ; (ii) a $500 investment in 2008 in BioCardia, Inc (formerly known as Tiger X Medical Inc. and Cardo Medical Inc.); and (iii) a $250 investment in 2008 in Cocrystal Pharma, Inc. (f/k/a Cocrystal Discovery Inc.). Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities as well as LTS. Additional investments in entities where Dr. Frost has a relationship may be made in the future.
In May 2009, the Company issued in a private placement the 6.75% Note in the principal amount of $50,000. The purchase price was paid in cash ($38,225) and by tendering $11,005 principal amount of the 5% Notes, valued at 107% of principal amount. The purchaser of the 6.75% Note was an entity affiliated with Dr. Frost. In March 2014, the holder of the 6.75% Note elected to convert $25,000 of the principal balance of the Note into 2,578,671 shares of the Company’s common stock. On November 14, 2014, the Note was amended to extend the stated maturity date of the Note from November 15, 2014 to February 15, 2015. On February 3, 2015, the remaining $25,000 of principal of the Note was converted into 2,578,670 shares of the Company’s common stock. Vector made cash interest payments of $1,094 associated with the Note in 2015.
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida. The initial term of the Lease is five years, subject to two optional five-year term extensions. Payments under the lease commenced in May 2013. The Lease provides for payments of $31 per month in the first year increasing to $35 per month in the fifth year, plus applicable sales tax. The rent is inclusive of operating expenses, property taxes and parking. A $220 tenant improvement allowance will be credited to the rent pro-rata over the initial five-year term. In September 2017, the Company exercised the first optional five-year term extension for the period between May 2018 and April 2023. The extension provides for payments of $36 per month in the first year of extension increasing to $41 per month in the fifth year of extension, plus applicable sales tax. In connection with the execution of the Lease, the Company received the advice and opinion of a commercial real estate firm that the Lease terms were fair and that the Company received terms favorable in the market. The Company recorded rental expense of $415 for the year ended December 31, 2017 and $380 for each of the two years ended December, 2016 and 2015, respectively, associated with the lease.
A son of the Company’s President and Chief Executive Officer is an associate broker with Douglas Elliman Realty, LLC and he received commissions and other payments of $787 and $640 in accordance with brokerage activities in 2017 and 2016, respectively. Additionally, the Company’s President and Chief Executive Officer has reserved a unit in a real estate venture for a purchase price of $7,750 in 2017 and may reserve or purchase units in the Company’s real estate ventures in the future.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Money market funds (1)	$166,915	$166,915	$—	$—

Commercial paper (1)	43,781	—	43,781	—

Certificates of deposit (2)	2,497	—	2,497	—

Bonds (2)	2,990	2,990	—	—

Investment securities available for sale
Equity securities	44,634	44,634	—	—
Mutual funds invested in fixed-income securities	21,041	21,041	—	—
Fixed income securities
U.S. government securities	28,502	—	28,502	—
Corporate securities	41,329	—	41,329	—
U.S. government and federal agency	4,564	—	4,564	—
Commercial mortgage-backed securities	426	—	426	—
Commercial paper	7,027	—	7,027	—
Index-linked U.S. bonds	2,316	—	2,316	—
Foreign fixed-income securities	650	—	650	—
Total fixed-income securities	84,814	—	84,814	—

Total investment securities available for sale	150,489	65,675	84,814	—

Total	$366,672	$235,580	$131,092	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$76,413	$—	$—	$76,413

Nonrecurring fair value measurements
Long-term investments (3)	$4,475			$4,475	$(525)
	$4,475			$4,475	$(525)

(1)	Amounts included in cash and cash equivalents on the consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $5,000 were written down to their fair value of $4,475, resulting in an impairment charge of $525, which was included in earnings.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2016
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Money market funds (1)	$248,552	$248,552	$—	$—

Commercial paper (1)	41,247	—	41,247	—

Certificates of deposit (2)	2,982	—	2,982	—

Bonds (2)	4,240	4,240	—	—

Investment securities available for sale
Equity securities	50,843	50,843	—	—
Mutual funds invested in fixed-income securities	20,582	20,582	—	—
Fixed income securities
U.S. government securities	30,642	—	30,642	—
Corporate securities	36,687	—	36,687	—
U.S. government and federal agency	6,500	—	6,500	—
Commercial mortgage-backed securities	1,398	—	1,398	—
Commercial paper	8,980	—	8,980	—
Index-linked U.S. bonds	770	—	770	—
Foreign fixed-income securities	501	—	501	—
Total fixed-income securities	85,478	—	85,478	—

Total investment securities available for sale	156,903	71,425	85,478	—

Total	$453,924	$324,217	$129,707	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$112,332	$—	$—	$112,332

Nonrecurring fair value measurements
Long-term investments (3)	$6,396			$6,396	$(1,203)
	$6,396			$6,396	$(1,203)

(1)	Amounts included in cash and cash equivalents on the consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $7,599 were written down to their fair value of $6,396, resulting in an impairment charge of $1,203, which was included in earnings.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2017	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$76,413	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.38
			Convertible trading price (as a percentage of par value)	115.19%
			Volatility	17.98%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	3.0% - 4.0% (3.5%)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2016	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$112,332	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price (1)	$22.74
			Convertible trading price (of par)	114.69%
			Volatility	19.47%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	4.5% - 5.5% (5.0%)

(1) Amount has not been adjusted to give effect to the stock dividend in 2017.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2017 and 2016, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.    SEGMENT INFORMATION
The Company’s business segments were Tobacco, E-Cigarettes and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The E-Cigarettes segment includes the operations of the Company’s e-cigarette business. The Real Estate segment includes the Company’s investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2017, 2016 and 2015 follows:

				Real		Corporate
	Tobacco		E-Cigarettes	Estate		and Other		Total

2017
Revenues	$1,080,950		$(838)	$727,364		$—		$1,807,476
Operating income (loss)	240,904	(1)	(888)	21,439		(27,767)		233,688
Equity in earnings from real estate ventures	—		—	21,395		—		21,395
Identifiable assets	309,316		277	558,776	(4)	459,909	(5)	1,328,278
Depreciation and amortization	8,826		—	8,511		1,277		18,614
Capital expenditures	3,705		—	16,129		35		19,869

2016
Revenues	$1,011,620		$(776)	$680,105		$—		$1,690,949
Operating income (loss)	238,293	(2)	(1,403)	23,001		(26,894)		232,997
Equity in earnings from real estate ventures	—		—	5,200		—		5,200
Identifiable assets	328,349		68	573,350	(4)	502,268	(5)	1,404,035
Depreciation and amortization	10,224		—	10,485		1,650		22,359
Capital expenditures	6,445		—	20,160		86		26,691

2015
Revenues	$1,017,761		$(1,970)	$641,406		$—		$1,657,197
Operating income (loss)	209,393	(3)	(13,037)	24,087		(20,523)		199,920
Equity in earnings from real estate ventures	—		—	2,001		—		2,001
Identifiable assets	344,033		985	585,098	(4)	350,499	(5)	1,280,615
Depreciation and amortization	11,323		—	12,589		1,742		25,654
Capital expenditures	3,730		—	7,247		—		10,977

_____________________________

(1)	Operating income includes $2,721 of income from MSA Settlement, and $6,591 of litigation judgment expense.

(2)	Operating income includes $247 of expense from MSA Settlement, $20,000 of litigation judgment expense, and $41 of restructuring expense.

(3)	Operating income includes $4,364 of income from MSA Settlement, $20,072 of litigation settlement and judgment expense, $7,257 of restructuring expense, and $1,607 of pension settlement expense.

(4)	Includes real estate investments accounted for under the equity method of accounting of $188,131, $221,258 and $217,168 as of December 31, 2017, 2016 and 2015, respectively.

(5)
Corporate and Other identifiable assets primarily includes cash of $195,053, investment securities of $150,489, long-term investments accounted at cost of $65,450, and long-term investments accounted for under the equity method of accounting of $15,841 as of December 31, 2017. Corporate and other identifiable assets primarily includes cash of $280,691, investment securities of $156,903, long-term investments accounted at cost of $34,975, and long-term investments accounted for under the equity method of accounting of $17,721 as of December 31, 2016. Corporate and other identifiable assets primarily includes cash of $112,130, investment securities of $181,976, long-term investments accounted at cost of $40,730, and long-term investments accounted for under the equity method of accounting of $21,495 as of December 31, 2015.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2017 and 2016 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenues	$435,654	$484,625	$471,989	$415,208
Gross Profit	136,541	146,509	157,095	139,285
Operating income	47,714	59,233	73,810	52,931
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$42,724	$19,264	$26,811	$(4,227)
Per basic common share (1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.31	$0.13	$0.19	$(0.04)
Per diluted common share (1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.27	$0.13	$0.19	$(0.04)
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 28, 2017. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenues	$412,772	$459,104	$438,273	$380,800
Gross Profit	138,923	155,662	154,642	144,378
Operating income	30,754	69,364	70,720	62,159
Net income applicable to common shares attributed to Vector Group Ltd.	$4,599	$23,175	$24,015	$19,338
Per basic common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.03	$0.17	$0.18	$0.14
Per diluted common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.03	$0.17	$0.18	$0.14
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may be issued by the Company and guaranteed by the guarantors, but any such debt securities would not be guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2017 and 2016, the related Condensed Consolidating Statements of Operations for the years ended December 31, 2017, 2016 and 2015, and the related Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$194,719	$17,141	$89,493	$—	$301,353
Investment securities available for sale	121,282	29,207	—	—	150,489
Accounts receivable - trade, net	—	15,736	13,745	—	29,481
Intercompany receivables	29,541	—	—	(29,541)	—
Inventories	—	89,790	—	—	89,790
Income taxes receivable, net	22,661	—	—	(11,444)	11,217
Restricted assets	—	3,052	7,206	—	10,258
Other current assets	20,549	3,429	17,151	(20,008)	21,121
Total current assets	388,752	158,355	127,595	(60,993)	613,709
Property, plant and equipment, net	696	42,493	42,327	—	85,516
Investments in real estate, net	—	—	23,952	—	23,952
Long-term investments	81,291	—	—	—	81,291
Investments in real estate ventures	—	—	188,131	—	188,131
Investments in consolidated subsidiaries	469,436	—	—	(469,436)	—
Restricted assets	1,501	1,987	—	—	3,488
Goodwill and other intangible assets, net	—	107,511	160,197	—	267,708
Prepaid pension costs	—	27,697	—	—	27,697
Other assets	7,843	12,355	16,588	—	36,786
Total assets	$949,519	$350,398	$558,790	$(530,429)	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$53,540	$288	$(20,008)	$33,820
Current portion of employee benefits	—	952	—	—	952
Intercompany payables	—	449	29,092	(29,541)	—
Income taxes payable, net	—	11,542	2	(11,444)	100
Litigation accruals and current payments due under the Master Settlement Agreement	—	12,644	—	—	12,644
Other current liabilities	49,088	62,353	45,682	—	157,123
Total current liabilities	49,088	141,480	75,064	(60,993)	204,639
Notes payable, long-term debt and other obligations, less current portion	1,190,333	3,448	463	—	1,194,244
Fair value of derivatives embedded within convertible debt	76,413	—	—	—	76,413
Non-current employee benefits	45,442	16,800	—	—	62,242
Deferred income taxes, net	695	26,459	31,647	—	58,801
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,467	41,315	20,917	—	63,699
Total liabilities	1,363,438	229,502	128,091	(60,993)	1,660,038
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(413,919)	120,896	348,540	(469,436)	(413,919)
Non-controlling interest	—	—	82,159	—	82,159
Total stockholders' (deficiency) equity	(413,919)	120,896	430,699	(469,436)	(331,760)
Total liabilities and stockholders' deficiency	$949,519	$350,398	$558,790	$(530,429)	$1,328,278

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$279,815	$14,798	$98,917	$—	$393,530
Investment securities available for sale	121,016	35,887	—	—	156,903
Accounts receivable - trade, net	—	11,775	7,026	—	18,801
Intercompany receivables	22,789	—	—	(22,789)	—
Inventories	—	89,834	—	—	89,834
Income taxes receivable, net	18,387	—	—	(2,277)	16,110
Restricted assets	—	6,416	914	—	7,330
Other current assets	517	4,428	18,010	—	22,955
Total current assets	442,524	163,138	124,867	(25,066)	705,463
Property, plant and equipment, net	1,134	48,314	31,000	—	80,448
Investments in real estate, net	—	—	23,640	—	23,640
Long-term investments	52,308	388	501	—	53,197
Investments in real estate ventures	—	—	221,258	—	221,258
Investments in consolidated subsidiaries	501,659	—	—	(501,659)	—
Restricted assets	1,728	2,258	—	—	3,986
Goodwill and other intangible assets,net	—	107,511	154,407	—	261,918
Prepaid pension costs	—	22,273	—	—	22,273
Other assets	7,534	12,118	12,200	—	31,852
Total assets	$1,006,887	$356,000	$567,873	$(526,725)	$1,404,035
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$39,333	$175	$—	$39,508
Current portion of employee benefits	—	937	—	—	937
Intercompany payables	—	24	22,765	(22,789)	—
Income taxes payable, net	—	1,089	1,188	(2,277)	—
Litigation accruals and current payments due under the Master Settlement Agreement	—	19,851	—	—	19,851
Other current liabilities	47,968	49,492	38,392	—	135,852
Total current liabilities	47,968	110,726	62,520	(25,066)	196,148
Notes payable, long-term debt and other obligations, less current portion	1,127,180	5,372	391	—	1,132,943
Fair value of derivatives embedded within convertible debt	112,332	—	—	—	112,332
Non-current employee benefits	42,818	16,140	—	—	58,958
Deferred income taxes, net	7,420	40,136	45,529	—	93,085
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,169	49,861	12,811	—	63,841
Total liabilities	1,338,887	222,235	121,251	(25,066)	1,657,307
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(332,000)	133,765	367,894	(501,659)	(332,000)
Non-controlling interest	—	—	78,728	—	78,728
Total stockholders' (deficiency) equity	(332,000)	133,765	446,622	(501,659)	(253,272)
Total liabilities and stockholders' deficiency	$1,006,887	$356,000	$567,873	$(526,725)	$1,404,035

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,080,590	$727,364	$(478)	$1,807,476
Expenses:
Cost of sales	—	750,768	477,278	—	1,228,046
Operating, selling, administrative and general expenses	37,256	73,601	228,772	(478)	339,151
Litigation settlement and judgment expense	—	6,591	—	—	6,591
Management fee expense	—	11,069	—	(11,069)	—
Operating (loss) income	(37,256)	238,561	21,314	11,069	233,688
Other income (expenses):
Interest expense	(169,910)	(3,740)	(35)	—	(173,685)
Change in fair value of derivatives embedded within convertible debt	35,919	—	—	—	35,919
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	21,395	—	21,395
Equity in losses from investments	(729)	(36)	—	—	(765)
Gain on sale of investment securities available for sale	169	—	—	—	169
Impairment of investment securities available for sale	(465)	—	—	—	(465)
Equity in earnings in consolidated subsidiaries	200,480	—	—	(200,480)	—
Management fee income	11,069	—	—	(11,069)	—
Other, net	4,067	1,631	1,324	—	7,022
Income before provision for income taxes	9,234	236,416	43,998	(200,480)	89,168
Income tax benefit (expense)	75,338	(73,546)	(210)	—	1,582
Net income	84,572	162,870	43,788	(200,480)	90,750
Net income attributed to non-controlling interest	—	—	(6,178)	—	(6,178)
Net income attributed to Vector Group Ltd.	$84,572	$162,870	$37,610	$(200,480)	$84,572
Comprehensive income attributed to non-controlling interest	$—	$—	$(6,178)	$—	$(6,178)
Comprehensive income attributed to Vector Group Ltd.	$83,246	$161,577	$37,610	$(199,187)	$83,246

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,016,279	$641,406	$(488)	$1,657,197
Expenses:
Cost of sales	—	699,440	410,287	—	1,109,727
Operating, selling, administrative and general expenses	29,237	84,437	207,035	(488)	320,221
Litigation settlement and judgment expense	—	20,072	—	—	20,072
Restructuring charges	—	7,257	—	—	7,257
Management fee expense	—	10,250	—	(10,250)	—
Operating (loss) income	(29,237)	194,823	24,084	10,250	199,920
Other income (expenses):
Interest expense	(115,731)	(4,953)	(7)	—	(120,691)
Changes in fair value of derivatives embedded within convertible debt	24,455	—	—	—	24,455
Impairment of investment securities available for sale	(4,859)	(7,987)	—	—	(12,846)
Equity in earnings from real estate ventures	—	—	2,001	—	2,001
(Loss) gain on sale of investment securities available for sale	(2,037)	13,175	—	—	11,138
Equity in losses from investments	(2,640)	(41)	—	—	(2,681)
Equity in earnings in consolidated subsidiaries	125,042	—	—	(125,042)	—
Management fee income	10,250	—	—	(10,250)	—
Other, net	4,016	639	1,754	—	6,409
Income before provision for income taxes	9,259	195,656	27,832	(125,042)	107,705
Income tax benefit (expense)	49,939	(82,282)	(8,890)	—	(41,233)
Net income	59,198	113,374	18,942	(125,042)	66,472
Net income attributed to non-controlling interest	—	—	(7,274)	—	(7,274)
Net income attributed to Vector Group Ltd.	$59,198	$113,374	$11,668	$(125,042)	$59,198
Comprehensive income attributed to non-controlling interest	$—	$—	$(7,274)	$—	$(7,274)
Comprehensive income attributed to Vector Group Ltd.	$52,228	$105,456	$11,668	$(117,124)	$52,228

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$177,259	$164,449	$59,202	$(269,324)	$131,586
Cash flows from investing activities:
Sale of investment securities	28,761	—	—	—	28,761
Maturities of investment securities	101,097	—	—	—	101,097
Purchase of investment securities	(132,654)	—	—	—	(132,654)
Proceeds from sale or liquidation of long-term investments	500	—	466	—	966
Purchase of long-term investments	(31,650)	—	(860)	—	(32,510)
Investments in real estate ventures	—	—	(38,807)	—	(38,807)
Distributions from real estate ventures	—	—	61,718	—	61,718
Increase in cash surrender value of life insurance policies	(318)	(484)	—	—	(802)
Decrease (increase) in restricted assets	227	3,635	(6,148)	—	(2,286)
Issuance of notes receivable	(20,000)	—	(1,633)	20,000	(1,633)
Investments in subsidiaries	(38,458)	—	—	38,458	—
Proceeds from sale of fixed assets	—	76	—	—	76
Purchase of subsidiaries	—	—	(6,569)	—	(6,569)
Capital expenditures	(35)	(3,705)	(16,129)	—	(19,869)
Investments in real estate, net	—	—	(619)	—	(619)
Pay down of investment securities	2,633	—	—	—	2,633
Net cash used in investing activities	(89,897)	(478)	(8,581)	58,458	(40,498)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	20,000	21	(20,000)	850,021
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(1,882)	(323)	—	(837,205)
Borrowings under revolver	—	157,630	—	—	157,630
Repayments on revolver	—	(163,474)	—	—	(163,474)
Capital contributions received	—	2,400	36,058	(38,458)	—
Intercompany dividends paid	—	(176,302)	(93,022)	269,324	—
Dividends and distributions on common stock	(211,488)	—	—	—	(211,488)
Distributions to non-controlling interest	—	—	(2,779)	—	(2,779)
Proceeds from the issuance of Vector stock	43,230	—	—	—	43,230
Net cash used in financing activities	(172,458)	(161,628)	(60,045)	210,866	(183,265)
Net (decrease) increase in cash and cash equivalents	(85,096)	2,343	(9,424)	—	(92,177)
Cash and cash equivalents, beginning of year	279,815	14,798	98,917	—	393,530
Cash and cash equivalents, end of year	$194,719	$17,141	$89,493	$—	$301,353

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2016
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$135,820	$112,562	$60,640	$(211,386)	$97,636
Cash flows from investing activities:
Sale of investment securities	105,815	10,255	—	—	116,070
Maturities of investment securities	10,822	—	—	—	10,822
Purchase of investment securities	(117,211)	—	—	—	(117,211)
Proceeds from sale or liquidation of long-term investments	4,552	—	—	—	4,552
Purchase of long-term investments	—	—	(50)	—	(50)
Investments in real estate ventures	—	—	(44,107)	—	(44,107)
Distributions from real estate ventures	—	—	33,204	—	33,204
Increase in cash surrender value of life insurance policies	—	(484)	—	—	(484)
(Increase) decrease in restricted assets	(15)	9,696	500	—	10,181
Investments in subsidiaries	(19,219)	—	—	19,219	—
Proceeds from sale of fixed assets	—	32	13	—	45
Purchase of subsidiaries	—	—	(250)	—	(250)
Repayments of notes receivable	—	—	4,410	—	4,410
Capital expenditures	(86)	(6,445)	(20,160)	—	(26,691)
Investments in real estate, net	—	—	(245)	—	(245)
Pay downs of investment securities	9,212	—	—	—	9,212
Net cash (used in) provided by investing activities	(6,130)	13,054	(26,685)	19,219	(542)
Cash flows from financing activities:
Proceeds from issuance of debt	243,225	—	395	—	243,620
Deferred financing costs	(6,600)	—	—	—	(6,600)
Repayments of debt	—	(5,226)	(139)	—	(5,365)
Borrowings under revolver	—	144,294	—	—	144,294
Repayments on revolver	—	(110,614)	—	—	(110,614)
Capital contributions received	—	2,800	16,419	(19,219)	—
Intercompany dividends paid	—	(154,447)	(56,939)	211,386	—
Dividends and distributions on common stock	(198,947)	—	—	—	(198,947)
Distributions to non-controlling interest	—	—	(11,545)	—	(11,545)
Contributions from non-controlling interest	—	—	248	—	248
Proceeds from exercise of Vector options	398	—	—	—	398
Tax benefit of options exercised	579	—	—	—	579
Net cash provided by (used in) financing activities	38,655	(123,193)	(51,561)	192,167	56,068
Net increase (decrease) in cash and cash equivalents	168,345	2,423	(17,606)	—	153,162
Cash and cash equivalents, beginning of year	111,470	12,375	116,523	—	240,368
Cash and cash equivalents, end of year	$279,815	$14,798	$98,917	$—	$393,530

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by operating activities	$136,370	$172,065	$45,715	$(209,671)	$144,479
Cash flows from investing activities:
Sale of investment securities	256,161	14,415	—	—	270,576
Maturities of investment securities	5,491	—	—	—	5,491
Purchase of investment securities	(207,822)	(6,324)	—	—	(214,146)
Proceeds from sale or liquidation of long-term investments	1,106	—	197	—	1,303
Purchase of long-term investments	(10,000)	—	—	—	(10,000)
Investments in real estate ventures	—	—	(70,272)	—	(70,272)
Distributions from real estate ventures	—	—	17,563	—	17,563
Increase in cash surrender value of life insurance policies	(1,257)	(485)	—	—	(1,742)
Increase in restricted assets	(6)	(6,883)	—	—	(6,889)
Issuance of notes receivable	—	—	(4,410)	—	(4,410)
Proceeds from sale of fixed assets	—	4	—	—	4
Repayments of notes receivable	—	—	4,000	—	4,000
Investments in subsidiaries	(103,174)	—	—	103,174	—
Capital expenditures	—	(3,730)	(7,247)	—	(10,977)
Proceeds from sale of preferred securities	—	—	1,000	—	1,000
Investments in real estate, net	—	—	(12,603)	—	(12,603)
Pay downs of investment securities	8,739	—	—	—	8,739
Net cash used in investing activities	(50,762)	(3,003)	(71,772)	103,174	(22,363)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,799	306	—	2,105
Repayments of debt	—	(6,362)	(322)	—	(6,684)
Deferred financing costs	—	(624)	—	—	(624)
Borrowings under revolver	—	153,361	—	—	153,361
Repayments on revolver	—	(167,915)	—	—	(167,915)
Capital contributions received	—	33,658	69,516	(103,174)	—
Intercompany dividends paid	—	(181,825)	(29,343)	211,168	—
Dividends and distributions on common stock	(188,151)	—	—	—	(188,151)
Distributions to non-controlling interest	—	—	(3,280)	—	(3,280)
Contributions from non-controlling interest	—	—	813	—	813
Proceeds from exercise of Vector options	1,441	—	—	—	1,441
Tax benefit of options exercised	821	1,497	—	(1,497)	821
Net cash (used in) provided by financing activities	(185,889)	(166,411)	37,690	106,497	(208,113)
Net (decrease) increase in cash and cash equivalents	(100,281)	2,651	11,633	—	(85,997)
Cash and cash equivalents, beginning of year	211,751	9,724	104,890	—	326,365
Cash and cash equivalents, end of year	$111,470	$12,375	$116,523	$—	$240,368

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2017
Allowances for:
Doubtful accounts	$88	$63	$118	$33
Cash discounts	273	27,685	27,593	365
Deferred tax valuation allowance	4,439	—	775	3,664
Sales returns	6,558	3,070	3,996	5,632
Total	$11,358	$30,818	$32,482	$9,694
Year Ended December 31, 2016
Allowances for:
Doubtful accounts	$112	$—	$24	$88
Cash discounts	367	25,237	25,331	273
Deferred tax valuation allowance	3,900	539	—	4,439
Sales returns	7,822	4,962	6,226	6,558
Total	$12,201	$30,738	$31,581	$11,358
Year Ended December 31, 2015
Allowances for:
Doubtful accounts	$37	$75	$—	$112
Cash discounts	415	25,616	25,664	367
Deferred tax valuation allowance	4,933	—	1,033	3,900
Sales returns	7,720	8,516	8,414	7,822
Total	$13,105	$34,207	$35,111	$12,201