Form 10-Q
period 2018-03-31
VECTOR GROUP LTD
filed 2018-05-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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
☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

At May 8, 2018, Vector Group Ltd. had 134,365,424 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$281,986	$301,353
Investment securities at fair value	138,816	150,489
Accounts receivable - trade, net	23,321	29,481
Inventories	91,185	89,790
Income taxes receivable, net	3,576	11,217
Restricted assets	4,480	10,258
Other current assets	28,320	21,121
Total current assets	571,684	613,709
Property, plant and equipment, net	85,478	85,516
Investments in real estate, net	24,228	23,952
Long-term investments ($71,019 and $0 carried at fair value)	87,608	81,291
Investments in real estate ventures	181,011	188,131
Restricted assets	7,001	3,488
Goodwill and other intangible assets, net	267,286	267,708
Prepaid pension costs	28,077	27,697
Other assets	46,749	36,786
Total assets	$1,299,122	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$196,464	$33,820
Current portion of fair value of derivatives embedded within convertible debt	25,061	—
Current payments due under the Master Settlement Agreement	50,111	12,384
Current portion of employee benefits	952	952
Income taxes payable, net	102	100
Litigation accruals	240	260
Other current liabilities	131,407	157,123
Total current liabilities	404,337	204,639
Notes payable, long-term debt and other obligations, less current portion	1,045,433	1,194,244
Fair value of derivatives embedded within convertible debt	40,785	76,413
Non-current employee benefits	62,392	62,242
Deferred income taxes, net	48,421	58,801
Payments due under the Master Settlement Agreement	18,552	21,479
Litigation accruals	20,136	19,840
Other liabilities	53,285	22,380
Total liabilities	1,693,341	1,660,038
Commitments and contingencies (Note 8)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,134,365,424 and 134,365,424 shares issued and outstanding	13,437	13,437
Accumulated deficit	(459,996)	(414,785)
Accumulated other comprehensive loss	(18,357)	(12,571)
Total Vector Group Ltd. stockholders' deficiency	(464,916)	(413,919)
Non-controlling interest	70,697	82,159
Total stockholders' deficiency	(394,219)	(331,760)
Total liabilities and stockholders' deficiency	$1,299,122	$1,328,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Tobacco*	$267,116	$257,454
Real estate	161,850	157,754
Total revenues	428,966	415,208

Expenses:
Cost of sales:
Tobacco*	184,962	175,754
Real estate	109,313	100,169
Total cost of sales	294,275	275,923

Operating, selling, administrative and general expenses	89,076	84,279
Litigation settlement and judgment (income) expense	(2,469)	1,585
Operating income	48,084	53,421

Other income (expenses):
Interest expense	(45,947)	(46,221)
Loss on extinguishment of debt	—	(34,110)
Change in fair value of derivatives embedded within convertible debt	10,567	8,571
Equity in (losses) earnings from real estate ventures	(6,560)	11,113
Equity in earnings (losses) from investments	1,162	(1,061)
Net loss recognized on equity securities	(2,745)	—
Other, net	1,051	1,280
Income (loss) before provision for income taxes	5,612	(7,007)
Income tax expense (benefit)	1,948	(2,782)

Net income (loss)	3,664	(4,225)

Net loss (income) attributed to non-controlling interest	3,547	(2)

Net income (loss) attributed to Vector Group Ltd.	$7,211	$(4,227)

Per basic common share:

Net income (loss) applicable to common share attributed to Vector Group Ltd.	$0.04	$(0.04)

Per diluted common share:

Net income (loss) applicable to common share attributed to Vector Group Ltd.	$0.04	$(0.04)

Dividends declared per share	$0.40	$0.38

* Revenues and cost of sales include federal excise taxes of $112,801 and $109,368, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2018	2017

Net income (loss)	$3,664	$(4,225)

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(692)	(176)
Net unrealized losses (gains) reclassified into net income (loss)	595	(111)
Net unrealized losses on investment securities available for sale	(97)	(287)

Net change in forward contracts	—	1

Net change in pension-related amounts
Amortization of loss	442	488
Net change in pension-related amounts	442	488

Other comprehensive income	345	202

Income tax effect on:
Change in net unrealized losses on investment securities	189	76
Net unrealized losses (gains) reclassified into net income (loss) on investment securities	(163)	45
Forward contracts	—	(1)
Pension-related amounts	(121)	(198)
Income tax provision on other comprehensive income	(95)	(78)

Other comprehensive income, net of tax	250	124

Comprehensive income (loss)	3,914	(4,101)

Comprehensive loss (income) attributed to non-controlling interest	3,547	(2)
Comprehensive income (loss) attributed to Vector Group Ltd.	$7,461	$(4,103)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$82,159	$(331,760)
Impact of adoption of new accounting standards	—	—	—	1,094	(6,036)	(7,915)	(12,857)
Net income	—	—	—	7,211	—	(3,547)	3,664
Total other comprehensive income	—	—	—	—	250	—	250
Total comprehensive income	—	—	—	—	—	—	3,914
Distributions and dividends on common stock	—	—	(2,384)	(53,516)	—	—	(55,900)
Stock-based compensation	—	—	2,384	—	—	—	2,384
Balance as of March 31, 2018	134,365,424	$13,437	$—	$(459,996)	$(18,357)	$70,697	$(394,219)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Net cash provided by operating activities	$40,714	$27,896
Cash flows from investing activities:
Sale of debt securities	1,999	13,456
Maturities of debt securities	7,810	7,174
Purchase of debt securities	(3,366)	(14,974)
Purchase of equity securities	(998)	—
Sale of equity securities	358	—
Maturities of equity securities	302	—
Purchase of long-term investments	—	(22,400)
Investments in real estate ventures	(533)	(1,436)
Distributions from investments in real estate ventures	219	—
Increase in cash surrender value of life insurance policies	(36)	(49)
(Increase) decrease in restricted assets	(4)	2,104
Issuance of notes receivable	—	(1,500)
Proceeds from sale of fixed assets	—	2
Capital expenditures	(3,987)	(4,588)
Repayments of notes receivable	32	—
Pay downs of investment securities	446	864
Investments in real estate, net	(355)	(70)
Net cash provided by (used in) investing activities	1,887	(21,417)
Cash flows from financing activities:
Proceeds from issuance of debt	—	850,000
Deferred financing costs	—	(19,200)
Repayments of debt	(490)	(835,697)
Borrowings under revolver	55,170	39,956
Repayments on revolver	(61,728)	(68,305)
Dividends and distributions on common stock	(57,187)	(52,358)
Proceeds from issuance of Vector common stock	—	43,230
Net cash used in financing activities	(64,235)	(42,374)
Net decrease in cash, cash equivalents and restricted cash	(21,634)	(35,895)
Cash, cash equivalents and restricted cash, beginning of period	310,937	398,608
Cash, cash equivalents and restricted cash, end of period	$289,303	$362,713

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission. The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

Net income (loss) for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended
	March 31,
	2018	2017
Net income (loss) attributed to Vector Group Ltd.	$7,211	$(4,227)
Income attributed to participating securities	(1,772)	(1,483)
Net income (loss) available to common shares attributed to Vector Group Ltd.	$5,439	$(5,710)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2018	2017
Weighted-average shares for basic EPS	132,655,676	131,846,816
Plus incremental shares related to stock options and non-vested restricted stock	322,468	—
Weighted-average shares for diluted EPS	132,978,144	131,846,816

The following were outstanding during the three months ended March 31, 2018 and 2017, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended
	March 31,
	2018	2017
Weighted-average shares of non-vested restricted stock	—	2,057,345
Weighted-average expense per share	$—	$18.23
Weighted-average number of shares issuable upon conversion of debt	27,447,263	27,447,263
Weighted-average conversion price	$17.81	$17.81

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At March 31, 2018, the range of estimated fair values of the Company’s embedded derivatives was between $65,510 and $66,003. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $65,846 as of March 31, 2018. At December 31, 2017, the range of estimated fair values of the Company’s embedded derivatives was between $76,215 and $76,874. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $76,413 as of December 31, 2017. The estimated fair value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)

(e)	Investments in Real Estate Ventures:
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

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2018	2017
Interest and dividend income	$1,922	$1,745
Net periodic benefit cost other than the service costs	(253)	(490)
Impairment of debt securities available for sale	(586)	(39)
Other (expense) income	(32)	64
Other, net	$1,051	$1,280

(g)	Other Current Liabilities:
Other current liabilities consisted of:

	March 31, 2018	December 31, 2017
Accounts payable	$10,325	$18,552
Accrued promotional expenses	22,207	30,691
Accrued excise and payroll taxes payable, net	18,872	11,946
Accrued interest	20,123	33,138
Commissions payable	14,528	14,320
Accrued salary and benefits	13,918	29,639
Other current liabilities	31,434	18,837
Total other current liabilities	$131,407	$157,123

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Goodwill and Other Intangible Assets, Net:
The components of “Goodwill and other intangible assets, net” were as follows:

	March 31, 2018	December 31, 2017
Goodwill	$77,059	$77,059

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	2,716	3,138

Total goodwill and other intangible assets, net	$267,286	$267,708

(i)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the Statement of Cash Flows were as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$281,986	$301,353
Restricted cash and cash equivalents included in current restricted assets	2,832	9,081
Restricted cash and cash equivalents included in non-current restricted assets	4,485	503
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$289,303	$310,937

Amounts included in current restricted assets and restricted assets represent cash and cash equivalents required to be deposited into escrow for bonds required to appeal adverse product liability judgments, amounts required for letters of credit related to office leases, and certain deposit requirements for banking arrangements. The restrictions related to the appellate bonds will remain in place until the appeal process has been completed. The restrictions related to the letters of credit will remain in place for the duration of the respective lease. The restrictions related to the banking arrangements will remain in place for the duration of the arrangement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(j)    New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2018:

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted ASU 2017-07 during the first quarter of 2018 using a retrospective adoption method. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 did not have a material impact on the Company’s condensed consolidated financial statements.

	Three Months Ended
	March 31, 2017
	As Previously Reported	Adoption of ASU 2017-07	As Revised
Operating, selling, administrative and general expenses	$84,769	$(490)	$84,279
Operating income	52,931	490	53,421
Other, net	1,770	(490)	1,280
Loss before provision for income taxes	(7,007)	—	(7,007)

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018 using a retrospective adoption method. Other than the changes in presentation within the statement of cash flows, the adoption of ASU 2016-18 did not have a material impact on the Company’s condensed consolidated financial statements. See Note 1. item (j) for a reconciliation of cash, cash equivalents, and restricted cash from the condensed consolidated balance sheet to the condensed consolidated statement of cash flows.

	Three Months Ended
	March 31, 2017
	As Previously Reported	Adoption of ASU 2016-18	As Revised
Decrease in restricted assets	$1,156	$948	$2,104
Net cash used in investing activities	(22,365)	948	(21,417)
Net decrease in cash, cash equivalents and restricted cash	(36,843)	948	(35,895)
Cash, cash equivalents and restricted cash, beginning of period	393,530	5,078	398,608
Cash, cash equivalents and restricted cash, end of period	356,687	6,026	362,713

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity-method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 was effective for the Company’s

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

fiscal year beginning January 1, 2018. Other than the changes in presentation within the statement of cash flows, the adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The new revenue standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard contains principles to determine the measurement of revenue and timing of when it is recognized. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach with a cumulative-effect adjustment to beginning stockholders’ deficiency at January 1, 2018. The Comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.
See Note 2 - Revenue Recognition, for additional accounting policy and transition disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (“ASU 2018-03”), which amends the guidance in ASU 2016-01 by replacing the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted the new guidance during the first quarter of 2018 using a modified-retrospective method for equity securities measured at fair value and early adopted the amendments for equity securities without readily determinable fair values that do not qualify for the practical expedient. The adoption of the guidance resulted in a cumulative-effect adjustment that increased beginning stockholders’ deficiency by $14,874. The adjustment consisted of $6,036, net of tax related to the reclassification from accumulated other comprehensive income (“AOCI”) into accumulated deficit of the net unrealized gains and related tax impact pertaining to investment securities that were previously classified as equity securities available for sale and fixed-income securities available for sale. The remaining $8,838 of the total cumulative-effect adjustment related to the change in accounting treatment for equity securities previously classified as cost-method long-term investments.

ASUs to be adopted in future periods:

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Act to be reclassified to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2018-02 will have on the Company’s condensed consolidated financial statements.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.	REVENUE RECOGNITION

Revenue Recognition Accounting Pronouncement Adoption

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the FASB Accounting Standard Codification Topic 605 (“Topic 605”) in effect for the prior periods and are, therefore, not comparative.
The following practical expedients and optional disclosure exemptions available under Topic 606 have been applied:

1.	The Company applied the practical expedient in paragraph 606-10-65-1(h) of Topic 606, and did not restate contracts that were completed as of the date of initial application i.e. January 1, 2018.

2.
The Company applied the practical expedient in paragraph 606-10-65-1(f)(4) of Topic 606, and did not separately evaluate the effects of contract modifications. Instead, the Company reflected the aggregate effect of all the modifications that occurred before the initial application date, i.e. January 1, 2018.

3.
The Company applied the optional exemption in paragraph 606-10-50-14 of Topic 606, and has not disclosed the amount of the transaction price allocated to the remaining performance obligations for the Real Estate property management business because the contracts to provide property management services are typically annual contracts and provide cancellation rights to customers.

4.
The Company applied the optional exemption in paragraph 606-10-50-14A of Topic 606, and has not disclosed the amount of the transaction price allocated to the remaining performance obligations for the Real Estate development marketing business because the transaction prices in these contracts are comprised entirely of variable consideration based on the ultimate selling price of each unit in the subject property. The total contract transaction price is allocated to each unit in the subject property and recognized when the performance obligation, i.e. the sale of each unit, is satisfied. Accordingly, the transaction price allocated to the remaining performance obligations for the development marketing business represents variable consideration allocated entirely to wholly unsatisfied performance obligations.

The details of the significant changes and quantitative impact of the changes resulting in the adoption of Topic 606 are set out below.
Tobacco: The adoption of the new revenue standard had no impact on the timing of Tobacco revenue recognition. However, certain amounts previously classified as revenue, cost of sales and operating, selling, administrative and general expenses in the condensed consolidated statement of operations are classified differently beginning January 1, 2018. Certain amounts previously classified as other current liabilities on the condensed consolidated balance sheet as of January 1, 2018 and March 31, 2018 were also reclassified.
Upon adoption of the new revenue standard, the Company elected to account for shipping and handling expenses that occur after the customer has obtained control of cigarettes as a fulfillment activity in cost of sales. Prior to the adoption of Topic 606, these costs were recorded as operating, selling, administrative and general expenses. In addition, the Company determined that payments to customers attributed to the sharing of sales data that were previously presented as operating, selling, administrative and general expenses do not constitute a distinct service under the new standard and are now presented as a reduction in Tobacco revenue.
Prior to the adoption of Topic 606, the Company’s allowance for expected sales returns, net of expected federal excise tax recoveries was presented in other current liabilities. Changes in the allowance for expected returns were reflected as a change in Tobacco revenue. Upon adoption of Topic 606, the Company records an allowance for goods estimated to be returned in other current liabilities and an associated receivable for anticipated federal excise tax refunds in other current assets on the condensed consolidated balance sheet. Changes in the liability for sales returns continue to be reflected in Tobacco revenue, while changes in the receivable associated with expected federal excise tax refunds on returns are reflected in Tobacco cost of sales.
Real Estate. Certain services and advanced payments in the Company’s Real Estate development marketing business do not meet the requirements for revenue recognition as a separate performance obligation. Accordingly, these revenues, previously recognized, have been deferred under the new standard until the performance obligation is met. In addition, certain direct fulfillment

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

costs in its Real Estate development marketing business that were previously expensed upon payment, have now been deferred under the new standard until the performance obligation is met. Certain expense reimbursements, previously recorded as a reduction of operating expense, are now presented as revenue under Topic 606 as the Company is the principal in the related transaction.
Some real estate brokerage commercial leasing contracts specify extended payment terms for commission payments. Under Topic 606, revenue is recognized at the time the performance obligation is satisfied, including any amounts of future payments for extended payment terms. Accordingly, these future payments, previously recognized as revenue upon receipt, have been accrued under the new standard when the performance obligation is satisfied.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Impacts on Financial Statements on January 1, 2018:
The Company recorded an adjustment of $21,695 due to the cumulative impact of adopting Topic 606 which resulted in an increase to opening stockholders’ deficiency, allocated to increases in accumulated deficit and decreases in non-controlling interest as of January 1, 2018. The following tables summarize the impacts of Topic 606 adoption on the Company’s condensed consolidated balance sheet as of January 1, 2018.

	As Previously Reported	Adjustments				As Revised
	December 31, 2017	Tobacco		Real Estate		January 1, 2018
ASSETS:
Accounts receivable - trade, net	$29,481	$—		$4,514	(2)	$33,995
Other current assets	21,121	2,525	(1)	623	(3)	24,269
Total current assets	613,709	2,525		5,137		621,371
Other assets	36,786	—		3,740	(3)	40,526
Total assets	$1,328,278	$2,525		$8,877		$1,339,680
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Other current liabilities	$157,123	$2,525	(1)	$7,806	(2)(4)	$167,454
Total current liabilities	204,639	2,525		7,806		214,970
Deferred income taxes, net	58,801	—		(5,217)	(5)	53,584
Other liabilities	22,380	—		27,983	(4)	50,363
Total liabilities	1,660,038	2,525		30,572		1,693,135
Accumulated deficit	(414,785)	—		(13,780)		(428,565)
Total Vector Group Ltd. stockholders' deficiency	(413,919)	—		(13,780)	(6)	(427,699)
Non-controlling interest	82,159	—		(7,915)	(6)	74,244
Total stockholders' deficiency	(331,760)	—		(21,695)		(353,455)
Total liabilities and stockholders' deficiency	$1,328,278	$2,525		$8,877		$1,339,680

(1)
Adjustments to other current assets and other current liabilities for $2,525 relates to the presentation as a receivable the component of the allowance for sales returns representing the federal excise tax refunds expected for future returned product as a receivable in other current assets, which was previously presented as a reduction to the allowance for sales returns liability in other current liabilities.

(2)
Adjustments of $4,514 to accounts receivable and $3,139 to other current liabilities relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve-months.

(3)
Adjustments of $623 to other current assets and $3,740 to other assets represents the current and noncurrent portions, respectively, of deferred contract costs relating to direct fulfillment costs incurred in advance of the satisfaction of performance obligations for Development Marketing arrangements.

(4)
Adjustments of $4,667 to other current liabilities and $27,983 to other liabilities relate to the current and long term portions, respectively, of contract liabilities representing payments received from customers in advance of the performance obligations being satisfied under contracts for Real Estate development marketing.

(5)
Adjustment reflects the tax effect of the adoption of Topic 606 which was estimated to result in a decrease in net deferred income tax liability of $5,217 based on a recalculation of the income tax provision using the current annual effective tax rate of approximately 38.10% and the Company’s deferred rate of approximately 27.46%.

(6)	The allocation of the net impact of the adoption of Topic 606 between accumulated deficit and non-controlling interest is based on relative ownership interest of 70.59% and 29.41%, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Impacts on Financial Statements at March 31, 2018:
The following table compares the reported condensed consolidated balance sheet as of March 31,2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)

ASSETS:
Accounts receivable - trade, net	$23,321	$18,666	$4,655	(1)
Income taxes receivable, net	3,576	4,606	(1,030)	(6)
Other current assets	28,320	25,208	3,112	(2)(3)
Total current assets	571,684	564,947	6,737
Other assets	46,749	42,270	4,479	(4)
Total assets	$1,299,122	$1,287,906	$11,216
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:			—
Other current liabilities	$131,407	$120,731	$10,676	(1)(2)(4)
Total current liabilities	404,337	393,661	10,676
Deferred income taxes, net	48,421	54,070	(5,649)	(5)
Other liabilities	53,285	22,578	30,707	(4)
Total liabilities	1,693,341	1,657,607	35,734
Stockholders' deficiency:			—
Accumulated deficit	(459,996)	(444,048)	(15,948)	(6)
Total Vector Group Ltd. stockholders' deficiency	(464,916)	(448,968)	(15,948)
Non-controlling interest	70,697	79,267	(8,570)	(6)
Total stockholders' deficiency	(394,219)	(369,701)	(24,518)
Total liabilities and stockholders' deficiency	$1,299,122	$1,287,906	$11,216

(1)
Adjustments of $4,655 to accounts receivable and $3,333 to other current liabilities relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve-months.

(2)
Adjustments to other current assets and other current liabilities for $2,390 relates to the presentation of the component of the allowance for sales returns representing the federal excise tax refunds expected for future returned product as a receivable in other current assets, which was previously presented as a reduction to the allowance for sales returns liability in other current liabilities.

(3)
Adjustments of $722 to other current assets and $4,479 to other assets represents the current and noncurrent portions, respectively, of deferred contract costs relating to direct fulfillment costs incurred in advance of the satisfaction of performance obligations for Development Marketing arrangements.

(4)
Adjustments of $4,953 to other current liabilities and $30,707 to other liabilities relate to the current and long term portions, respectively, of contract liabilities representing payments received from customers in advance of the performance obligations being satisfied under contracts for Real Estate development marketing.

(5)
Adjustments reflect the tax effect of the adoption of Topic 606 based on a recalculation of the income tax provision using the current annual effective tax rate of approximately 38.10% and the Company’s deferred rate approximately 27.46%.

(6)	The allocation of the net impact of the adoption of Topic 606 between accumulated deficit and non-controlling interest is based on relative ownership interest of 70.59% and 29.41%, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table compares the reported condensed consolidated statement of operations for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)
Revenues:
Tobacco	$267,116	$267,489	$(373)
Real estate	161,850	163,805	(1,955)
Total revenues	428,966	431,294	(2,328)	(1)

Expenses:
Cost of sales:
Tobacco	184,962	183,475	1,487
Real estate	109,313	108,674	639
Total cost of sales	294,275	292,149	2,126	(2)

Operating, selling, administrative and general expenses	89,076	91,305	(2,229)	(3)
Operating income	48,084	50,309	(2,225)
Other income (expenses):
Income before provision for income taxes	5,612	7,837	(2,225)
Income tax expense	1,948	2,546	(598)	(4)

Net income	3,664	5,291	(1,627)

Net loss attributed to non-controlling interest	3,547	2,892	655

Net income attributed to Vector Group Ltd.	$7,211	$8,183	$(972)

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.04	$0.05

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.04	$0.05

(1)
The impact to revenue for the three months ended March 31, 2018 was a decrease of $2,328 primarily due to a $2,751 decrease to revenue from the Real Estate Development Marketing business representing advance payments for services and commissions that are deferred since they do not constitute satisfied performance obligations under Topic 606, and which would have been previously recognized as revenue upon receipt.

(2)
The impact to cost of sales was an increase of $2,126 primarily related to the reclassification of $1,352 of Tobacco shipping and handling costs from operating, selling, administrative and general expenses to costs of sales as a result of adopting Topic 606.

(3)	The impact to operating, selling, administrative and general expenses was a decrease of $2,229 primarily due to:

•	The reclassification of $1,352 Tobacco shipping and handling costs to cost of sales,

•
The deferral of $1,212 of direct costs in the Real Estate Development Marketing business related to performance obligations not satisfied as discussed above, offset by the amortization of previously deferred contract costs of $374.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(4)
The net impact of the adoption of Topic 606 was estimated to result in a decrease in income taxes of $598 based on a recalculation of the income tax provision using the current annual effective tax rate of approximately 38.10% and the Company’s deferred rate approximately 27.46%.

The adoption of the standard did not have a material impact to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2018.

Revenue Recognition Policies
Revenue is measured based on a consideration specified in a contract with a customer and excludes any sales incentives. Revenue is recognized when (a) an enforceable contract with a customer exists, that has commercial substance, and collection of substantially all consideration for services is probable; and (b) the performance obligations to the customer are satisfied either over time or at a point in time.
Tobacco sales:  Prior to the adoption of Topic 606 revenues from cigarette sales, which included federal excise taxes billed to customers, were recognized upon the shipment of finished goods when title and risk of loss had passed to the customer, there was persuasive evidence of an arrangement, the sale price was fixed or determinable and collectability was reasonably assured. The Company provided an allowance for expected sales returns, net of any related cost recoveries (e.g. federal excise taxes). Certain sales incentives, including promotional price discounts, were presented as reductions of net sales. Shipping and handling fees related to sales transactions were recorded as operating, selling, administrative and general expenses.
After the adoption of Topic 606, revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records an allowance for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the condensed consolidated balance sheet. The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on the Company’s condensed consolidated balance sheet. The Company accounts for shipping and handling costs as fulfillment costs as part of cost of sales.
Real estate sales: Prior to the adoption of Topic 606, revenue was recognized only when persuasive evidence of an arrangement existed, the price was fixed or determinable, the transaction had been completed and collectability of the resulting receivable was reasonably assured. Real estate commissions earned by the Company’s real estate brokerage businesses were recorded as revenue upon the closing of a real estate sale or leasing transaction, as evidenced when the escrow or similar account was closed, the transaction documents have been recorded and funds were distributed to all appropriate parties. Agents’ commissions expense was recognized as cost of sales concurrently with related revenues. Property management fees were recorded as revenue when the related services were performed and the earnings process was complete. Title insurance commission fee revenue is earned when the sale of the title insurance policy is completed, which corresponds to the point in time when the underlying real estate sale transaction closes and the payment is received.
After the adoption of Topic 606, real estate commissions earned by the Company’s real estate brokerage businesses are recognized as revenue at the point in time that the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as cost of sales concurrently with related revenues. The accounting for these commissions and other brokerage income under Topic 606 are largely consistent with the previous accounting for these transactions under Topic 605, except for customer arrangements in the development marketing business and extended payments terms that exist in some commercial leasing contracts.
The Company’s Real Estate revenue contracts with customers do not have multiple material performance obligations to customers under Topic 606, except for contracts in the Company’s development marketing business. Contracts in the development marketing business provide the Company with the exclusive right to sell units in a subject property for a commission fee per unit sold calculated as a percentage of the sales price of each unit. Accordingly, a performance obligation exists for each unit in the development marketing property under contract, and a portion of the total contract transaction price is allocated to and recognized at the time each unit is sold.
Under development marketing service arrangements, dedicated administrative staff are required for a subject property and these costs are typically reimbursed from the customer through advance payments that sometimes are recoupable from future commission earnings. Advance payments received and associated direct costs paid are deferred, allocated to each unit in the subject property, and recognized consistent with the pattern of value transferred to the customer, which is at the time of the completed sale of each unit. Under Topic 605 any advance payments received that were non-refundable were recognized as revenue when

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

received. Similarly, under Topic 605 any non-refundable advance payments made of commission expenses and other direct costs were expensed when paid.
Development marketing service arrangements also include direct fulfillment costs incurred in advance of the satisfaction of the performance obligation. The Company capitalizes costs incurred in fulfilling a contract with a customer if the fulfillment costs 1) relate directly to an existing contract or anticipated contract, 2) generate or enhance resources that will be used to satisfy performance obligations in the future, and 3) are expected to be recovered. These costs are amortized over the estimated customer relationship period which is the contract term. The Company uses an amortization method that is consistent with the pattern of transfer of goods or services to its customers by allocating these costs to each unit the subject property and expensing these costs as each unit is sold. Under Topic 605, these direct costs were expensed as incurred.
Revenue is recognized at the time the performance obligation is met for commercial leasing contracts, which is when the lease agreement is executed, as there are no further performance obligations, including any amounts of future payments under extended payment terms. Under Topic 605, these future payments were recognized as revenue upon receipt because collectibility might not have been reasonably assured at the time the performance obligation was met.
Property management revenue arrangements consist of providing operational and administrative services to manage a subject property. Fees for these services are typically billed and collected monthly. Property management service fees are recognized as revenue over time using the output method as the performance obligations under the customer arrangement are satisfied each month, which are largely consistent with the accounting practices under Topic 605.

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended
	March 31, 2018	March 31, 2017
Tobacco Segment Revenues:
Core Discount Brands - Pyramid, Grand Prix, Liggett Select, Eve and EAGLE 20’s	$241,531	$227,572
Other Brands	25,585	29,882
Total tobacco revenues	$267,116	$257,454

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended March 31, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$138,896	$60,408	$32,678	$24,398	$21,412
Development marketing	11,220	10,610	123	293	194
Property management income	8,338	8,138	200	—	—
Title fees	989	—	989	—	—
Total Douglas Elliman Realty revenue	159,443	79,156	33,990	24,691	21,606
Other real estate revenues	2,407	—	—	—	2,407
Total real estate revenues	$161,850	$79,156	$33,990	$24,691	$24,013

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended March 31, 2017
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$134,504	$80,819	$23,630	$22,928	$7,127
Development marketing	12,389	9,014	79	3,095	201
Property management income	7,783	7,613	170	—	—
Title fees	861	—	861	—	—
Total Douglas Elliman Realty revenue	155,537	97,446	24,740	26,023	7,328
Other real estate revenues	2,217	—	—	—	2,217
Total real estate revenues	$157,754	$97,446	$24,740	$26,023	$9,545

The majority of the Company’s consolidated revenues are recognized at point in time. A small portion of revenues from contracts with customers are earned by providing services, such as property management, and these performance obligations are satisfied over time.

Contract Balances
The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	March 31, 2018	At Adoption

Receivables, which are included in accounts receivable, net	$4,655	$4,514
Contract costs, net, which are included in other current assets	722	623
Payables, which are included in other current liabilities	3,333	3,139
Contract liabilities, which are included in other current liabilities	4,953	4,667
Contract costs, net, which are included in other assets	4,479	3,740
Contract liabilities, which are included in other liabilities	30,707	27,983

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve-months.

Contract costs relate to direct fulfillment costs incurred in advance of the satisfaction of the performance obligation for Development Marketing arrangements. The Company capitalizes costs incurred in fulfilling a contract with a customer if the fulfillment costs 1) relate directly to an existing contract or anticipated contract, 2) generate or enhance resources that will be used to satisfy performance obligations in the future, and 3) are expected to be recovered. These costs are amortized over the estimated customer relationship period consistent with the pattern of transfer of goods or services to its customers.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span 4 to 6 years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of March 31, 2018, the Company estimates approximately $4,950 of contract liabilities will be recognized as revenue within the next twelve months.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract liabilities increased by $3,010 during the three months ended March 31, 2018 due to $3,961 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the quarter. Revenue recognized during the current reporting period that was included in the contract liabilities balance at January 1, 2018 was $951.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). For the three months ended March 31, 2018, there was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods.

3.	INVENTORIES

Inventories consist of:

	March 31, 2018	December 31, 2017
Leaf tobacco	$44,177	$45,801
Other raw materials	3,508	3,272
Work-in-process	551	358
Finished goods	65,953	63,363
Inventories at current cost	114,189	112,794
LIFO adjustments	(23,004)	(23,004)
	$91,185	$89,790

All of the Company’s inventories at March 31, 2018 and December 31, 2017 are reported under the LIFO method. The $23,004 LIFO adjustment as of March 31, 2018 decreases the current cost of inventories by $16,442 for Leaf tobacco, $123 for Other raw materials, $18 for Work-in-process and $6,421 for Finished goods. The $23,004 LIFO adjustment as of December 31, 2017 decreased the current cost of inventories by $16,442 for Leaf tobacco, $123 for Other raw materials, $18 for Work-in-process and $6,421 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At March 31, 2018, Liggett had tobacco purchase commitments of approximately $5,175. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,587 and $17,440 at March 31, 2018 and December 31, 2017, respectively. Federal excise tax in inventory was $26,356 and $25,151 at March 31, 2018 and December 31, 2017, respectively.

4.	INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	March 31, 2018	December 31, 2017
Debt securities available for sale	$77,279	$84,814
Equity securities available for sale	—	65,675
Equity securities at fair value	61,537	—
Total investment securities at fair value	$138,816	$150,489

On January 1, 2018, the Company adopted the amendments in ASU 2016-01 which required all equity securities to be measured at fair value with changes in fair value recognized in net income. Therefore, all of the Company’s equity investments that were classified as equity securities available for sale at December 31, 2017 are now classified as equity securities at fair value. These equity securities include marketable equity securities and mutual funds invested in fixed-income securities that had fair values of $44,634 and $21,041 at December 31, 2017, respectively, as shown below.
Prior to the adoption of ASU 2016-01, equity securities were measured at fair value with unrealized gains and losses reported

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

as a separate component of AOCI, net of tax. At December 31, 2017, $9,681 of net unrealized gains related to equity securities had been recognized in AOCI. After the adoption of ASU 2016-01, these unrealized gains and losses were reclassified out of AOCI and into opening stockholders’ deficiency with subsequent changes in fair value being recognized in net income.

(a) Debt Securities Available for Sale
The components of debt securities available for sale at March 31, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$77,273	$6	$—	$77,279
Total debt securities available for sale	$77,273	$6	$—	$77,279

The table below summarizes the maturity dates of debt securities available for sale at March 31, 2018.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,347	$4,333	$24,014	$—
Corporate securities	40,869	9,401	31,468	—
U.S. mortgage-backed securities	4,081	678	3,403	—
Commercial mortgage-backed securities	417	—	417	—
Index-linked U.S. bonds	2,326	—	2,326	—
Foreign fixed-income securities	1,239	354	885	—
Total debt securities available for sale by maturity dates	$77,279	$14,766	$62,513	$—

The components of debt and equity securities available for sale at December 31, 2017 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$35,020	$10,994	$(1,380)	$44,634
Mutual funds invested in fixed income securities	20,977	93	(29)	21,041
Marketable debt securities	84,708	106	—	84,814
Total debt and equity securities available for sale	$140,705	$11,193	$(1,409)	$150,489

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

Unrealized losses from marketable equity securities were due to market price movements. Unrealized losses from mutual funds invested in fixed-income securities were primarily attributable to changes in interest rates.

Gross realized gains and losses on debt and equity securities available for sale were as follows:

	Three Months Ended
	March 31,
	2018	2017
Gross realized gains on sales	$—	$215
Gross realized losses on sales	(9)	(65)
Net (losses) gains on sale of debt and equity securities available for sale	$(9)	$150

Gross realized losses on other-than-temporary impairments	$(586)	$(39)

The Company recorded an “Other-than-temporary impairment” charge of $586 and $39 during the three months ended March 31, 2018 and 2017, respectively.
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
Proceeds from sales of debt and equity securities available for sale totaled $1,999 and $13,456 and proceeds from early redemptions by issuers totaled $8,256 and $8,038 in the three months ended March 31, 2018 and 2017, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

March 31, 2018
Marketable equity securities	$40,561
Mutual funds invested in fixed income securities	20,976
Total equity securities at fair value	$61,537

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value after the adoption of 2016-01 during the three months ended March 31, 2018:

	Three Months Ended
	March 31,
	2018
Net losses recognized on equity securities	$(2,745)	(1)
Less: Net gains recognized on equity securities sold	130
Net unrealized losses recognized on equity securities still held at the reporting date	$(2,875)

(1)
Includes $1,731 of net gains recognized on equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 5.

The Company’s marketable equity securities and mutual funds invested in fixed-income securities are classified as Level 1 under the fair value hierarchy disclosed in Note 11. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in the common stock of a reinsurance company and a residential real estate company. At December 31, 2017, prior to the adoption of ASU 2016-01 and ASU 2018-03, these investments were classified as cost-method long-term investments and had a total carrying value of $5,428. On January 1, 2018, upon the adoption of the new guidance, the Company classified these investments as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient and valued them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. At March 31, 2018, the total carrying value of these investments was $5,428, and it was included in “Other assets” on the condensed consolidated balance sheet. No impairment or other adjustments related to observable price changes in orderly transactions for the identical or a similar investment were identified as of the three months ended March 31, 2018.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	March 31, 2018	December 31, 2017
Equity securities at fair value that qualify for the NAV practical expedient	$71,019	$—
Investments accounted at cost	—	65,450
Equity-method investments	16,589	15,841
	$87,608	$81,291

(a) Equity Securities at Fair Value That Qualify for the NAV Practical Expedient

The amendments of ASU 2016-01 adopted on January 1, 2018 triggered a change in the accounting classification and accounting treatment of the Company’s long-term investments accounted at cost at December 31, 2017. Under the new guidance, certain investments are now measured at fair value and are classified as equity securities at fair value that qualify for the NAV practical expedient. The Company, using the practical expedient, estimates the fair value of these equity securities within the scope of ASC 820-10-15-4 through 15-5 using the per share NAV, which represents the amount of net assets attributable to each share of capital stock outstanding at the close of the period. These investments qualify for the NAV practical expedient because they do not have readily determinable fair values and are investment companies within the scope of Topic 946. The adoption of the guidance as it relates to these investments resulted in a cumulative-effect adjustment that increased opening stockholders’ deficiency by $8,838.
The Company’s equity securities at fair value that qualify for the NAV practical expedient are classified as Level 2 under the fair value hierarchy disclosed in Note 11 because they are measured at NAV per share. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
$5,000 of the 2017 long-term investment balance of $65,450 is now classified as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient. Refer to Note 4 for disclosures related to this investment.

(b) Cost-Method Investments:

Long-term investments accounted at cost consisted of the following:

	December 31, 2017
	Carrying	Fair
	Value	Value
Investment partnerships	$65,450	$74,111
	$65,450	$74,111

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company has accounted for these investments using the cost method of accounting because the investments did not meet the requirements for equity-method accounting.
The Company invested $21,400 in five new investments and made an additional contribution of $1,000 to one of its existing investments during the three months ended March 31, 2017. The Company received cash distributions of $466 from limited partnerships for the three months ended March 31, 2017.
The long-term investments were carried on the condensed consolidated balance sheet at cost. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 11 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair value determinations disclosed above were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of their investment portfolio.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	March 31, 2018	December 31, 2017
Indian Creek Investors LP (“Indian Creek”)	$5,484	$4,498
Boyar Value Fund (“Boyar”)	8,927	9,026
Ladenburg Thalmann Financial Services Inc. (“LTS”)	2,178	2,317
Castle Brands, Inc. (“Castle”)	—	—
	$16,589	$15,841

At March 31, 2018, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 22.87%, 33.16%, 7.69% and 7.82%, respectively.
The value of Boyar, based on the quoted market price as of March 31, 2018, was $8,927, equal to its carrying value. At March 31, 2018, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $49,675 and $15,990, respectively.
The Company received cash distributions of $414 and $240 from the Company’s equity-method investments for the three months ended March 31, 2018 and 2017, respectively. The Company recognized equity in earnings from equity-method investments of $1,162 for the three months ended March 31, 2018 and equity in losses from equity-method investments of $1,061 for the three months ended March 31, 2017. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
If it is determined that an other-than-temporary decline in fair value exists in equity-method investments, the Company records an impairment charge with respect to such investment in its condensed consolidated statements of operations. The Company will continue to perform additional assessments to determine the impact, if any, on the Company’s condensed consolidated financial statements. Thus, future impairment charges may occur.
The equity-method investments are carried on the condensed consolidated balance sheet at cost under the equity method of accounting. The fair values disclosed above for Boyar, LTS and Castle would be classified as Level 1 under the fair value hierarchy disclosed in Note 11 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
The fair value determination disclosed above for Indian Creek would be classified as Level 2 under the fair value hierarchy disclosed in Note 11 if it were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s investment represents the NAV per share and was provided by the partnership based on the indicated market value of the underlying assets or investment portfolio. The investment is illiquid and its ultimate realization is subject to the performance of the underlying partnership and its management by the general partners.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.	NEW VALLEY LLC

Investments in real estate ventures:

New Valley holds equity investments in various real estate projects domestically and internationally. The majority of New Valley’s investment in real estate ventures were located in the New York City Standard Metropolitan Statistical Area (“SMSA”). New Valley aggregates the disclosure of its investments in real estate ventures by property type and operating characteristics.

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	March 31, 2018	December 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$91,912	$96,386
All other U.S. areas	15.0% - 48.5%	29,144	28,763
		121,056	125,149
Apartment Buildings:
New York City SMSA	45.4%	9,344	10,910
All other U.S. areas	7.6% - 16.3%	42	257
		9,386	11,167
Hotels:
New York City SMSA	5.2%	18,802	19,616
International	49.0%	2,375	2,800
		21,177	22,416
Commercial:
New York City SMSA	49.0%	2,170	2,437
All other U.S. areas	1.9%	15,657	15,642
		17,827	18,079

Other	15.0% - 50.0%	11,565	11,320
Investments in real estate ventures		$181,011	$188,131

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Three Months Ended March 31,
	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$533	$91
All other U.S. areas	—	1,345
Total contributions	$533	$1,436

New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2018 and March 31, 2017. New Valley’s direct investment percentage for these ventures did not change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Three Months Ended March 31,
	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$2,868	$6,200
	2,868	6,200
Apartment Buildings:
All other U.S. areas	201	152
	201	152
Commercial:
New York City SMSA	—	101
All other U.S. areas	215	—
	215	101

Other	18	550
Total distributions	$3,302	$7,003

Of the distributions received by New Valley from its investment in real estate ventures, $3,083 and $7,003 were from distributions of earnings for the three months ended March 31, 2018 and March 31, 2017, respectively, and $219 were a return of capital for the three months ended March 31, 2018. Distributions from earnings are included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended March 31,
	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$(3,462)	$12,180
All other U.S. areas	(505)	(292)
	(3,967)	11,888
Apartment Buildings:
All other U.S. areas	(1,580)	77
	(1,580)	77
Hotels:
New York City SMSA	(814)	(687)
International	(425)	(550)
	(1,239)	(1,237)
Commercial:
New York City SMSA	(267)	(245)
All other U.S. areas	230	—
	(37)	(245)

Other	263	630
Equity in (losses) earnings from real estate ventures	$(6,560)	$11,113

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Condominium and Mixed Use Development venture was less than its carrying value as of March 31, 2018. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $7,474 of which $6,354 was attributed to the Company for the three months ended March 31, 2018.
VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $7,033 and $14,548 as of March 31, 2018 and December 31, 2017, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of March 31, 2018 and December 31, 2017. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consists of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

March 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	$94,714
All other U.S. areas	41,644
136,358
Apartment Buildings:
All other U.S. areas	9,386
9,386
Hotels:
New York City SMSA	18,802
International	2,375
21,177
Commercial:
New York City SMSA	2,170
All other U.S. areas	15,657
17,827
Other	16,365
Total maximum exposure to loss	$201,113

New Valley capitalized $2,209 of interest expense into the carrying value of its ventures whose projects were currently under development for the three months ended March 31, 2018. New Valley capitalized $446 of interest expense into the carrying value of its ventures whose projects were currently under development for the three months ended March 31, 2017.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $3,759 and $3,310 from these projects for the three months ended March 31, 2018 and March 31, 2017, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
The following summarized financial data for certain unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for the  following: Condominium and Mixed Use Developments (10 Madison Square West, 215 Chrystie Street and 11 Beach Street). New Valley has elected a one-month lag reporting period for 10 Madison Square West, 215 Chrystie Street and 11 Beach Street.

Condominium and Mixed Use Development:

	Three Months Ended March 31,
	2018	2017
Income Statement
Revenue	$159,492	$128,278
Cost of sales	115,182	102,195
Other expenses	23,775	2,769
Income from continuing operations	$20,535	$23,314

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	March 31, 2018	December 31, 2017
Escena, net	$10,406	$10,485
Sagaponack	13,822	13,467
Investments in real estate, net	$24,228	$23,952

Escena.  The assets of “Escena, net” were as follows:

	March 31, 2018	December 31, 2017
Land and land improvements	$8,911	$8,907
Building and building improvements	1,891	1,891
Other	2,131	2,111
	12,933	12,909
Less accumulated depreciation	(2,527)	(2,424)
	$10,406	$10,485

New Valley recorded operating income of $800 and $559 for the three months ended March 31, 2018 and 2017, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of March 31, 2018, the assets of Sagaponack consisted of land and land improvements of $13,822.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consist of:

	March 31, 2018	December 31, 2017
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $55,900 and $69,253*	174,100	160,747
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $48,847 and $53,687*	209,903	205,063
Liggett:
Revolving credit facility	25,130	31,614
Term loan under credit facility	2,630	2,704
Equipment loans	2,248	2,662
Other	683	752
Notes payable, long-term debt and other obligations	1,264,694	1,253,542
Less:
Debt issuance costs	(22,797)	(25,478)
Total notes payable, long-term debt and other obligations	1,241,897	1,228,064
Less:
Current maturities	(196,464)	(33,820)
Amount due after one year	$1,045,433	$1,194,244
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($25,061 at March 31, 2018 and $31,164 at December 31, 2017, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($40,785 at March 31, 2018 and $45,249 at December 31, 2017, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of March 31, 2018, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:
As of March 31, 2018, a total of $27,760 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $26,600 based on eligible collateral at March 31, 2018.
Non-Cash Interest Expense and Loss on Extinguishment of Debt - Vector:

	Three Months Ended
	March 31,
	2018	2017
Amortization of debt discount, net	$18,193	$11,836
Amortization of debt issuance costs	2,681	1,970
Loss on extinguishment of 7.75% Senior Secured Notes	—	1,754	(1)
	$20,874	$15,560
______________________
(1) The non-cash loss on extinguishment of the 7.75% Senior Secured Notes is a component of the $34,110 loss on the extinguishment of debt.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2018			December 31, 2017
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,264,694	(1)	$1,493,445	$1,253,542	(1)	$1,579,616

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 11.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2018 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

8.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2018 and 2017, Liggett incurred tobacco product liability legal expenses and costs totaling $1,508 and $3,137, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of March 31, 2018, to obtain a stay of the judgment pending the appeal of the Ward case, Liggett had secured $491 in bonds.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as disclosed in this Note 8: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other industry defendants in approximately 140 Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of March 31, 2018, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. There have been 16 verdicts returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants’ motion for a new trial) and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial and, in Santoro, the trial court set aside the punitive award). Calloway, Irimi, Cohen and Caprio were subsequently resolved under the Engle Progeny Settlement II, discussed below. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 8 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members (non-class members’ claims are generally time-barred), the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future, including with respect to the remaining Engle progeny cases. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). In December 2016, Liggett entered into an agreement to settle 124 Engle progeny cases for $17,650 (see Engle Progeny Settlement II below). In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and in September 2017 Liggett entered into an agreement to settle another 20 Engle progeny cases for $4,100. As of March 31, 2018, Liggett (and in certain cases the Company) had, on an individual basis, settled 183 Engle progeny cases for approximately $7,100 in the aggregate.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of March 31, 2018, there were 28 Individual Actions pending against Liggett and, in certain cases, the Company, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	18
New York	3
Illinois	2
Louisiana	2
West Virginia	2
Ohio	1

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
Engle Progeny Settlement II. In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement II”). Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid on December 7, 2016 with the balance of $3,650 to be paid in equal quarterly payments starting in January 2018, with 5% interest. As a result of the settlement, the Company recorded a charge of $17,650 in the fourth quarter of 2016. In December 2017, Liggett prepaid the remaining settlement payments.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 80 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.
As of March 31, 2018, the following Engle progeny cases have resulted in judgments against Liggett:

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
In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact, which, among other things, reversed an approximately $3,000 compensatory award against Liggett. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed. In May 2017, the court granted Defendant's Motion for Remittitur and reduced the non-economic damages to $225. Plaintiff rejected the remittitur and a new trial will be conducted on non-economic damages. Re-trial is scheduled for the period 09/24/18 - 12/13/18.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—
Liggett satisfied the merits judgment. Subsequently, the trial court entered a joint and several final judgment on attorneys' fees and costs for $981 and defendants appealed that judgment. Liggett posted a supersedeas bond in the amount of $491. In January 2018, the First District Court of Appeal reversed the attorneys' fee award. Plaintiff moved to certify the issue for appeal to the Florida Supreme Court, which was denied. The case is concluded.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Date	Case Name	County	Liggett Compensatory Damages (as adjusted) (1)	Liggett Punitive Damages	Status (2)
March 2017	Santoro v. R.J. Reynolds	Broward	160	—
In April 2017, a joint and several judgment was entered against R.J. Reynolds, Philip Morris and Liggett for $1,027, for compensatory damages. Judgment was also entered against Liggett for $15 in punitive damages. A hearing on post trial motions occurred in October 2017. In December 2017, the court granted the motion to set aside the verdict. Defendants moved for rehearing with respect to that claim and plaintiff moved for entry of an amended final judgment to increase plaintiff’s recovery by the percentage of decedent’s fault in light of the Schoeff decision. The court denied defendants' remaining post trial motions and the motion for rehearing and granted, in part, plaintiff’s motion to amend the final judgment. The parties agreed that plaintiff is not entitled to punitive damages. An amended final joint and several judgment in the amount of $1,605,000 will be entered. Defendants intend to appeal.

Total Damages Awarded:			24,505	10,800
Amounts accrued, paid or compromised:			(24,328)	(10,800)
Damages remaining on Appeal:			$177	$0
(1) Compensatory damages are adjusted to reflect the jury's allocation of comparative fault and only include Liggett's jury allocated share, regardless of whether a judgment was joint and several. The amounts listed above do not include attorneys' fees or statutory interest.

(2) See Exhibit 99.1 for a more complete description of the cases currently on appeal.

Through March 31, 2018, Liggett has paid $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
Except as disclosed elsewhere in this Note 8, the Company is unable to determine a range of loss related to the remaining Engle progeny cases. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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

Liggett Only Cases

There are currently two cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In Hausrath, a New York case, mediation is set for September 7, 2018 and trial is set for March 28, 2019. Discovery is ongoing. There has been no recent activity in Cowart, a Florida case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Cases.

Class Actions

As of March 31, 2018, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from trial of the consolidated action. In May 2013 the jury rejected all but one of the plaintiffs’ claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The issue of damages was reserved for further proceedings. The court entered judgment in October 2013, dismissing all claims except the ventilated filter claim. In July 2015, the trial court ruled on the scope of the ventilated filter claim and determined that only 30 plaintiffs had potentially viable claims against the non-Liggett defendants which could be pursued in a second phase of the trial. In October 2017, the trial court vacated the case management orders for the second phase based on notice from the non-Liggett parties of a settlement with those remaining plaintiffs. With respect to Liggett, the trial court requested that Liggett and plaintiffs brief whether any claims against Liggett survive given the outcome of the first phase of the trial. In May 2016, the trial court ruled that the case could proceed against Liggett. Liggett requested that the trial court certify the matter for review by the West Virginia Supreme Court of Appeals, but the trial court refused. A scheduling order was entered governing the Phase I common issues pre-trial proceedings and discovery is underway. In December 2017, the court ordered plaintiffs’ counsel to confirm all remaining plaintiffs with claims against Liggett and provide information detailing smoking history and information regarding the claimed smoking related injuries sustained by each. Plaintiffs’ counsel was directed to dismiss all other plaintiffs from the litigation. The court further directed plaintiffs and Liggett to submit an amended scheduling order with a proposed trial date at the end of 2018 or the beginning of 2019. In addition, the court agreed that it would entertain a renewed motion by Liggett regarding the impact of the final judgment in favor of co-defendants on the claims against Liggett and whether those claims are barred by the doctrine of collateral estoppel. In March and April 2017, Liggett moved to dismiss a number of plaintiffs’ claims on various grounds.  The court granted the motions as to approximately 25 plaintiffs and reserved ruling as to other claims until additional information is provided by plaintiffs.  The parties have been ordered to mediate, but a date has not been selected. It is estimated that Liggett could be a defendant in approximately 65 individual cases.
Health Care Cost Recovery Actions
As of March 31, 2018, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages based on various theories of recovery as a result of alleged sales of tobacco products to minors. Other cigarette manufacturers are also named as defendants. The case is dormant.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the defendants and the Department of Justice regarding the “corrective statements” to be issued by the defendants. In October 2017, the defendants reached agreement with the Department of Justice on the timing of the corrective statements, the dissemination of which commenced in November 2017. In April 2018, the defendants reached agreement with the Department of Justice regarding language for “corrective statements” to be posted on the defendants’ websites and cigarette pack onserts. Liggett is not required to comply with the foregoing.
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
Upcoming Trials
As of March 31, 2018, there were two Engle progeny trials scheduled through March 31, 2019, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and cases could be set for trial during this time.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 3.7% of the total cigarettes sold in the United States in 2017. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 28, 2017, Liggett and Vector Tobacco pre-paid $137,000 of their approximate $148,000 2017 MSA obligation, the balance of which was paid in April 2018.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2017. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2017, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.

In June 2010, after the PMs prevailed in 48 of 49 motions to compel arbitration, the parties commenced the arbitration for the 2003 NPM Adjustment. That arbitration concluded in September 2013. It was followed by various challenges filed in state courts by states that did not prevail in the arbitration. Those challenges resulted in reductions, but not elimination of, the amounts awarded. The arbitration for the 2004 NPM Adjustment started in 2016, and hearings in that arbitration are underway. Separate proceedings in state courts are also underway for one state that is not required to arbitrate the NPM Adjustment (Montana) and for another that is appealing an order compelling arbitration (New Mexico).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The PMs have now settled most of the disputed NPM Adjustment years with 36 states representing approximately 70% of the MSA share. The 2004 arbitration and separate court proceedings continue for states with which the PMs have not settled.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $24,460 for years 2013 - 2017 and by an additional $3,490 for the three months ended March 31, 2018. Liggett and Vector Tobacco may be entitled to further adjustments. As of March 31, 2018, Liggett and Vector Tobacco had accrued approximately $16,300 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of March 31, 2018, there remains approximately $32,700 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2016 NPM Adjustment disputes with the non-settling states.
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
In January 2016, the Attorney General for Mississippi filed a motion in state Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. The Special Master entered a scheduling order setting a hearing on July 23, 2018 for a determination of damages, if any. Liggett filed a demand for arbitration regarding certain of the issues that remain in dispute and moved in Chancery Court to compel arbitration and stay the proceedings pending before the special master.  A hearing is scheduled on that motion on May 31, 2018.  The arbitration proceedings will proceed unless and until the Chancery Court orders otherwise.
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
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note 8, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2018 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2018	$12,385	$260	$12,645	$21,479	$19,840	$41,319
Expenses	38,142	—	38,142	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(2,895)	—	(2,895)
Change in MSA obligations capitalized as inventory	147	—	147	—	—	—
Payments	—	(250)	(250)	—	—	—
Reclassification to/(from) non-current liabilities	32	218	250	(32)	(218)	(250)
Interest on withholding	—	12	12	—	514	514
Balance as of March 31, 2018	$50,111	$240	$50,351	$18,552	$20,136	$38,688

The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2017 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2017	$16,192	$3,659	$19,851	$22,257	$27,513	$49,770
Expenses	31,928	1,610	33,538	—		—
NPM Settlement adjustment	33	—	33	(928)	—	(928)
Change in MSA obligations capitalized as inventory	189	—	189	—	—	—
Payments		(3,891)	(3,891)	—	—	—
Reclassification to/(from) non-current liabilities		4,266	4,266		(4,266)	(4,266)
Interest on withholding		63	63	—	670	670
Balance as of March 31, 2017	$48,342	$5,707	$54,049	$21,329	$23,917	$45,246

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
In December 2017, Liggett and the Company received a demand for indemnification from Philip Morris in connection with Eve Holdings’ 1998 sale of certain cigarette brands to Philip Morris. The indemnification demand relates to a lawsuit regarding a smoker’s use of L&M cigarettes.
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2018.
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

9.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Service cost — benefits earned during the period	$147	$141	$1	$1
Interest cost on projected benefit obligation	1,122	1,266	82	92
Expected return on assets	(1,393)	(1,356)	—	—
Amortization of net loss (gain)	452	501	(10)	(13)
Net expense	$328	$552	$73	$80

In accordance with the adoption of ASU 2017-07, the components of net periodic benefit cost other than the service cost component are included in Other, net in the Condensed Consolidated Statement of Operations.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.	INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense (benefit), adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. Based on available guidance for the Tax Cuts and Jobs Act (the “Tax Act”), the Company does not expect to receive an income tax deduction for any stock-based compensation granted in 2018 but does expect to receive an income tax deduction for any stock-based compensation granted prior to December 31, 2017. Additionally, the Company expects a portion of its interest expense to be disallowed as a deduction in 2018 and does not expect any of this disallowed interest expense to be available for future use. As such, the Company established a valuation allowance for any disallowed interest. The Company’s annual effective tax rate has been computed using these expectations. As additional guidance is issued related to the Tax Act, the Company’s expectations may change which could result in additional uncertainty in the Company’s annual effective tax rate.
The Company’s income tax expense (benefit) consisted of the following:

	Three Months Ended
	March 31,
	2018	2017
Income (loss) before provision for income taxes	$5,612	$(7,007)
Income tax expense (benefit) using estimated annual effective income tax rate	2,056	(2,639)
Impact of discrete items, net	(108)	(143)
Income tax expense (benefit)	$1,948	$(2,782)

The discrete item for the three months ended March 31, 2018 is related to an income tax deduction for stock-based compensation. The discrete item for the three months ended March 31, 2017 is primarily related to an income tax deduction as a result of adopting ASU 2016-09.
On December 22, 2017, the Tax Act was enacted and made significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and limits interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits disallowed interest expense to be carried forward indefinitely. The Company has calculated its best estimate of the impact of the Tax Act in its 2017 year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The Company’s estimate of the provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $28,845 at December 31, 2017. The provisional estimates are based on the Company’s initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company continues to analyze the Tax Act and, at December 31, 2017, had determined that the deferred tax benefit of $28,845 recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate. No changes were made to the estimate as of March 31, 2018.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$148,446	$148,446	$—	$—

Commercial paper (1)	51,029	—	51,029	—

Certificates of deposit (2)	2,501	—	2,501	—

Money market funds securing legal bonds (2)	490	490	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	40,561	40,561	—	—
Mutual funds invested in fixed-income securities	20,976	20,976	—	—
Total equity securities at fair value	61,537	61,537	—	—
Debt securities available for sale
U.S. government securities	28,347	—	28,347	—
Corporate securities	40,869	—	40,869	—
U.S. government and federal agency	4,081	—	4,081	—
Commercial mortgage-backed securities	417	—	417	—
Index-linked U.S. bonds	2,326	—	2,326	—
Foreign fixed-income securities	1,239	—	1,239	—
Total debt securities available for sale	77,279	—	77,279	—

Total investment securities at fair value	138,816	61,537	77,279	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient	71,019	—	71,019	—

Total	$412,301	$210,473	$201,828	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$65,846	$—	$—	$65,846

(1)
Amounts included in cash and cash equivalents on the condensed consolidated balance sheet, except for $2,570 that is included in current restricted assets and $3,980 that is included in restricted assets.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$166,915	$166,915	$—	$—

Commercial paper (1)	43,781	—	43,781	—

Certificates of deposit (2)	2,497	—	2,497	—

Money market funds securing legal bonds (2)	2,990	2,990	—	—

Investment securities at fair value
Equity securities	44,634	44,634	—	—
Mutual funds invested in fixed-income securities	21,041	21,041	—	—
Fixed-income securities
U.S. government securities	28,502	—	28,502	—
Corporate securities	41,329	—	41,329	—
U.S. government and federal agency	4,564	—	4,564	—
Commercial mortgage-backed securities	426	—	426	—
Commercial paper	7,027	—	7,027	—
Index-linked U.S. bonds	2,316	—	2,316	—
Foreign fixed income securities	650	—	650	—
Total fixed-income securities	84,814	—	84,814	—

Total investment securities at fair value	150,489	65,675	84,814	—

Total	$366,672	$235,580	$131,092	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$76,413	$—	$—	$76,413

Nonrecurring fair value measurements
Long-term investments (3)	$4,475			$4,475	$(525)
	$4,475			$4,475	$(525)

(1)	Amounts included in cash and cash equivalents on the condensed consolidated balance sheet.

(2)	Amounts included in current restricted assets and restricted assets on the condensed consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $5,000 were written down to their fair value of $4,475, resulting in an impairment charge of $525, which was included in earnings.

The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution. The fair value of investment securities at fair value included in Level 1 is base

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

d on quoted market prices from various stock exchanges. The Level 2 investment securities at fair value are based on quoted market prices of securities that are thinly traded, quoted prices for identical or similar assets in markets that are not active or inputs other than quoted prices such as interest rates and yield curves. The Level 2 long-term investments are based on NAV per share provided by the partnerships based on the indicated market value of the underlying assets or investment portfolio.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2018	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$65,846	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$20.39
			Convertible trading price (as a percentage of par value)	109.71%
			Volatility	17.51%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	4.0% - 5.0% (4.5%)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2017	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$76,413	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$22.38
			Convertible trading price (as a percentage of par value)	115.19%
			Volatility	17.98%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	3.0% - 4.0% (3.5%)

12.	SEGMENT INFORMATION

The Company’s business segments for the three months ended March 31, 2018 and 2017 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The Real Estate segment includes the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the reduction in e-cigarette activities, results from the Company’s E-cigarette operations are now included in the Corporate and Other Segment and 2017 information has been recast to conform to the 2018 presentation. This change did not have an impact to the Company’s historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2018 and 2017 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended March 31, 2018
Revenues	$267,116		$161,850		$—	$428,966
Operating income (loss)	63,411	(1)	(8,760)	(3)	(6,567)	48,084
Equity in losses from real estate ventures	—		(6,560)		—	(6,560)
Depreciation and amortization	2,037		2,289		261	4,587
Capital expenditures	911		3,071		5	3,987

Three months ended March 31, 2017
Revenues	$257,454		$157,754		$—	$415,208
Operating income (loss)	59,644	(2)	620		(6,843)	53,421
Equity in earnings from real estate ventures	—		11,113		—	11,113
Depreciation and amortization	2,420		2,222		387	5,029
Capital expenditures	1,096		3,486		6	4,588

(1)	Operating income includes $3,490 of income from MSA Settlement.

(2)	Operating income includes $895 of income from MSA Settlement, and $1,585 of litigation judgment expense.

(3)	Operating income includes $2,469 of litigation judgment income.

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
Presented herein are Condensed Consolidating Balance Sheets as of March 31, 2018 and December 31, 2017, the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2018 and 2017, and the related Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2018 and 2017 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$182,150	$26,830	$73,006	$—	$281,986
Investment securities at fair value	114,015	24,801	—	—	138,816
Accounts receivable - trade, net	—	9,701	13,620	—	23,321
Intercompany receivables	32,563	—	—	(32,563)	—
Inventories	—	91,185	—	—	91,185
Income taxes receivable, net	11,237	—	1,901	(9,562)	3,576
Restricted assets	—	992	3,488	—	4,480
Other current assets	527	6,059	21,734	—	28,320
Total current assets	340,492	159,568	113,749	(42,125)	571,684
Property, plant and equipment, net	642	41,194	43,642	—	85,478
Investments in real estate, net	—	—	24,228	—	24,228
Long-term investments ($71,019 at fair value)	87,608	—	—	—	87,608
Investments in real estate ventures	—	—	181,011	—	181,011
Investments in consolidated subsidiaries	447,686	—	—	(447,686)	—
Restricted assets	1,505	1,516	3,980	—	7,001
Goodwill and other intangible assets, net	—	107,511	159,775	—	267,286
Prepaid pension costs	—	28,077	—	—	28,077
Other assets	12,832	12,529	21,388	—	46,749
Total assets	$890,765	$350,395	$547,773	$(489,811)	$1,299,122
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$169,135	$27,006	$323	$—	$196,464
Current portion of fair value of derivatives embedded within convertible debt	25,061	—	—	—	25,061
Current portion of employee benefits	—	952	—	—	952
Intercompany payables	—	762	31,801	(32,563)	—
Income taxes payable, net	—	9,664	—	(9,562)	102
Litigation accruals and current payments due under the Master Settlement Agreement	—	50,351	—	—	50,351
Other current liabilities	31,987	54,956	44,464	—	131,407
Total current liabilities	226,183	143,691	76,588	(42,125)	404,337
Notes payable, long-term debt and other obligations, less current portion	1,042,071	3,002	360	—	1,045,433
Fair value of derivatives embedded within convertible debt	40,785	—	—	—	40,785
Non-current employee benefits	45,872	16,520	—	—	62,392
Deferred income taxes, net	(711)	24,244	24,888	—	48,421
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,481	38,688	51,804	—	91,973
Total liabilities	1,355,681	226,145	153,640	(42,125)	1,693,341
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(464,916)	124,250	323,436	(447,686)	(464,916)
Non-controlling interest	—	—	70,697	—	70,697
Total stockholders' (deficiency) equity	(464,916)	124,250	394,133	(447,686)	(394,219)
Total liabilities and stockholders' deficiency	$890,765	$350,395	$547,773	$(489,811)	$1,299,122

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$194,719	$17,141	$89,493	$—	$301,353
Investment securities at fair value	121,282	29,207	—	—	150,489
Accounts receivable - trade, net	—	15,736	13,745	—	29,481
Intercompany receivables	29,541	—	—	(29,541)	—
Inventories	—	89,790	—	—	89,790
Income taxes receivable, net	22,661	—	—	(11,444)	11,217
Restricted assets	—	3,052	7,206	—	10,258
Other current assets	20,549	3,429	17,151	(20,008)	21,121
Total current assets	388,752	158,355	127,595	(60,993)	613,709
Property, plant and equipment, net	696	42,493	42,327	—	85,516
Investments in real estate, net	—	—	23,952	—	23,952
Long-term investments	81,291	—	—	—	81,291
Investments in real estate ventures	—	—	188,131	—	188,131
Investments in consolidated subsidiaries	469,436	—	—	(469,436)	—
Restricted assets	1,501	1,987	—	—	3,488
Goodwill and other intangible assets, net	—	107,511	160,197	—	267,708
Prepaid pension costs	—	27,697	—	—	27,697
Other assets	7,843	12,355	16,588	—	36,786
Total assets	$949,519	$350,398	$558,790	$(530,429)	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$53,540	$288	$(20,008)	$33,820
Current portion of employee benefits	—	952	—	—	952
Intercompany payables	—	449	29,092	(29,541)	—
Income taxes payable, net	—	11,542	2	(11,444)	100
Litigation accruals and current payments due under the Master Settlement Agreement	—	12,644	—	—	12,644
Other current liabilities	49,088	62,353	45,682	—	157,123
Total current liabilities	49,088	141,480	75,064	(60,993)	204,639
Notes payable, long-term debt and other obligations, less current portion	1,190,333	3,448	463	—	1,194,244
Fair value of derivatives embedded within convertible debt	76,413	—	—	—	76,413
Non-current employee benefits	45,442	16,800	—	—	62,242
Deferred income taxes, net	695	26,459	31,647	—	58,801
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,467	41,315	20,917	—	63,699
Total liabilities	1,363,438	229,502	128,091	(60,993)	1,660,038
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(413,919)	120,896	348,540	(469,436)	(413,919)
Non-controlling interest	—	—	82,159	—	82,159
Total stockholders' (deficiency) equity	(413,919)	120,896	430,699	(469,436)	(331,760)
Total liabilities and stockholders' deficiency	$949,519	$350,398	$558,790	$(530,429)	$1,328,278

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$267,235	$161,850	$(119)	$428,966
Expenses:
Cost of sales	—	184,962	109,313	—	294,275
Operating, selling, administrative and general expenses	9,096	16,275	63,824	(119)	89,076
Litigation settlement and judgment income	—	—	(2,469)	—	(2,469)
Management fee expense	—	2,877	—	(2,877)	—
Operating (loss) income	(9,096)	63,121	(8,818)	2,877	48,084
Other income (expenses):
Interest expense	(45,231)	(667)	(49)	—	(45,947)
Change in fair value of derivatives embedded within convertible debt	10,567	—	—	—	10,567
Equity in losses from real estate ventures	—	—	(6,560)	—	(6,560)
Equity in earnings from investments	1,162	—	—	—	1,162
Equity in earnings in consolidated subsidiaries	34,421	—	—	(34,421)	—
Net gain (loss) recognized on equity securities	1,661	(4,406)	—	—	(2,745)
Management fee income	2,877	—	—	(2,877)	—
Other, net	(68)	777	342	—	1,051
(Loss) income before provision for income taxes	(3,707)	58,825	(15,085)	(34,421)	5,612
Income tax benefit (expense)	10,918	(15,860)	2,994	—	(1,948)
Net income (loss)	7,211	42,965	(12,091)	(34,421)	3,664
Net loss attributed to non-controlling interest	—	—	3,547	—	3,547
Net income (loss) attributed to Vector Group Ltd.	$7,211	$42,965	$(8,544)	$(34,421)	$7,211
Comprehensive loss attributed to non-controlling interest	$—	$—	$3,547	$—	$3,547
Comprehensive income (loss) attributed to Vector Group Ltd.	$7,461	$43,103	$(8,544)	$(34,559)	$7,461

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$257,573	$157,754	$(119)	$415,208
Expenses:
Cost of sales	—	175,754	100,169	—	275,923
Operating, selling, administrative and general expenses	9,235	18,152	57,011	(119)	84,279
Litigation settlement and judgment expense	—	1,585	—	—	1,585
Management fee expense	—	2,767	—	(2,767)	—
Operating (loss) income	(9,235)	59,315	574	2,767	53,421
Other income (expenses):
Interest expense	(45,347)	(868)	(6)	—	(46,221)
Change in fair value of derivatives embedded within convertible debt	8,571	—	—	—	8,571
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	11,113	—	11,113
Equity in losses from investments	(1,049)	(12)	—	—	(1,061)
Equity in earnings in consolidated subsidiaries	43,451	—	—	(43,451)	—
Management fee income	2,767	—	—	(2,767)	—
Other, net	439	462	379	—	1,280
(Loss) income before provision for income taxes	(34,513)	58,897	12,060	(43,451)	(7,007)
Income tax benefit (expense)	30,286	(22,551)	(4,953)	—	2,782
Net (loss) income	(4,227)	36,346	7,107	(43,451)	(4,225)
Net income attributed to non-controlling interest	—	—	(2)	—	(2)
Net (loss) income attributed to Vector Group Ltd.	$(4,227)	$36,346	$7,105	$(43,451)	$(4,227)
Comprehensive income attributed to non-controlling interest	$—	$—	$(2)	$—	$(2)
Comprehensive (loss) income attributed to Vector Group Ltd.	$(4,103)	$36,381	$7,105	$(43,486)	$(4,103)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$18,670	$74,867	$(9,669)	$(43,154)	$40,714
Cash flows from investing activities:
Sale of debt securities	1,999	—	—	—	1,999
Maturities of debt securities	7,810	—	—	—	7,810
Purchase of debt securities	(3,366)	—	—	—	(3,366)
Purchase of equity securities	(998)	—	—	—	(998)
Sale of equity securities	358	—	—	—	358
Maturities of equity securities	302	—	—	—	302
Investments in real estate ventures	—	—	(533)	—	(533)
Distributions from investments in real estate ventures	—	—	219	—	219
Increase in cash surrender value of life insurance policies	11	(47)	—	—	(36)
Increase in restricted assets	(4)	—	—	—	(4)
Investments in subsidiaries	(605)	—	—	605	—
Capital expenditures	(5)	(911)	(3,071)	—	(3,987)
Repayments of notes receivable	20,000	—	32	(20,000)	32
Pay downs of investment securities	446	—	—	—	446
Investments in real estate, net	—	—	(355)	—	(355)
Net cash provided by (used in) investing activities	25,948	(958)	(3,708)	(19,395)	1,887
Cash flows from financing activities:
Repayments of debt	—	(20,422)	(68)	20,000	(490)
Borrowings under revolver	—	55,170	—	—	55,170
Repayments on revolver	—	(61,728)	—	—	(61,728)
Capital contributions received	—	350	255	(605)	—
Intercompany dividends paid	—	(40,119)	(3,035)	43,154	—
Dividends and distributions on common stock	(57,187)	—	—	—	(57,187)
Net cash used in financing activities	(57,187)	(66,749)	(2,848)	62,549	(64,235)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,569)	7,160	(16,225)	—	(21,634)
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$182,150	$27,335	$79,818	$—	$289,303

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash (used in) provided by operating activities	$(28,282)	$95,873	$7,962	$(47,657)	$27,896
Cash flows from investing activities:
Sale of investment securities	13,456	—	—	—	13,456
Maturities of investment securities	7,174	—	—	—	7,174
Purchase of investment securities	(14,974)	—	—	—	(14,974)
Purchase of long-term investments	(22,400)	—	—	—	(22,400)
Investments in real estate ventures	—	—	(1,436)	—	(1,436)
Investments in real estate, net	—	—	(70)	—	(70)
Increase in cash surrender value of life insurance policies	—	(49)	—	—	(49)
(Increase) decrease in restricted assets	(3)	1,355	752	—	2,104
Issuance of notes receivable	—	—	(1,500)	—	(1,500)
Pay downs of investment securities	864	—	—	—	864
Proceeds from sale of fixed assets	—	2	—	—	2
Investments in subsidiaries	(535)	—	—	535	—
Capital expenditures	(6)	(1,096)	(3,486)	—	(4,588)
Net cash (used in) provided by investing activities	(16,424)	212	(5,740)	535	(21,417)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	—	—	—	850,000
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(654)	(43)	—	(835,697)
Borrowings under revolver	—	39,956	—	—	39,956
Repayments on revolver	—	(68,305)	—	—	(68,305)
Capital contributions received	—	100	435	(535)	—
Intercompany dividends paid	—	(45,646)	(2,011)	47,657	—
Dividends and distributions on common stock	(52,358)	—	—	—	(52,358)
Proceeds from issuance of Vector stock	43,230	—	—	—	43,230
Net cash used in financing activities	(13,328)	(74,549)	(1,619)	47,122	(42,374)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,034)	21,536	603	—	(35,895)
Cash, cash equivalents and restricted cash, beginning of period	279,815	19,684	99,109	—	398,608
Cash, cash equivalents and restricted cash, end of period	$221,781	$41,220	$99,712	$—	$362,713

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2017 and Notes thereto, included in our 2017 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period and three months ended March 31, 2018 and 2017.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
the real estate business through our New Valley LLC (“New Valley”) subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman”), which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut, Aspen, and Boston.

Recent Developments
Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in state Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. The Special Master entered a scheduling order setting a hearing on July 23, 2018 for a determination of damages, if any. Liggett filed a demand for arbitration regarding certain of the issues that remain in dispute and moved in Chancery Court to compel arbitration and stay the proceedings pending before the special master.  A hearing is scheduled on that motion on May 31, 2018.  The arbitration proceedings will proceed unless and until the Chancery Court orders otherwise.
20 Times Square. On April 30, 2018, the closing occurred for the sale of the underlying real estate of our 20 Times Square venture. We received an initial distribution of $27,300. In addition, after completion of the development, we will receive a percentage of any residual proceeds after repayment of debt and closing costs in accordance with our ownership interest. The venture agreed that upon closing of this real estate sale it would enter into an agreement that would require it to complete the construction of 20 Times Square. In addition, we agreed, as a partner in Witkoff GP Partners to fund $3,643 of the $650,000 senior mortgage associated with the property, which has an initial term of four months and bears interest at a blended rate of 9.65%.
Douglas Elliman Realty, LLC Settlement. In March 2018, Douglas Elliman Realty, LLC settled outstanding litigation and recorded litigation, settlement and judgment income of $2,469. Douglas Elliman Realty, LLC received the proceeds from the settlement in April 2018.

Recent Developments in Smoking-Related Litigation

There are no material changes from the Recent Developments in Smoking-Related Litigation set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2017.

Critical Accounting Policies

There are no material changes except for the items listed below from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2017. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Revenue Recognition. We have updated our revenue recognition policies in conjunction with our adoption of Accounting Standards Updates (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”) and ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09. Upon the adoption of Topic 606, revenue is measured based on a consideration specified in a contract with a customer and excludes any sales incentives. Revenue is recognized when (a) an enforceable contract with a customer exists, that has commercial substance, and collection of substantially all consideration for services is probable; and (b) the performance obligations to the customer are satisfied either over time or at a point in time.
Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time cigarettes are shipped to the customer. We record an allowance for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the condensed consolidated balance sheet. The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on our condensed consolidated balance sheet. We account for shipping and handling costs as fulfillment costs as part of cost of sales.
Real estate commissions earned by our Real Estate brokerage businesses are recognized as revenue at the point in time that the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as cost of sales concurrently with related revenues.
Contracts in our development marketing business provide us with the exclusive right to sell units in a subject property for a commission fee per unit sold calculated as a percentage of the sales price of each unit. Accordingly, a performance obligation exists for each unit in the Development Marketing property under contract, and a portion of the total contract transaction price is allocated to and recognized at the time each unit is sold.
Under development marketing service arrangements, dedicated administrative staff are required for a subject property and these costs are typically reimbursed from the customer through advance payments that sometimes are recoupable from future commission earnings. Advance payments received and associated direct costs paid are deferred, allocated to each unit in the subject property, and recognized consistent with the pattern of value transferred to the customer, which is at the time of the completed sale of each unit. .
Development marketing service arrangements also include direct fulfillment costs incurred in advance of the satisfaction of the performance obligation. We capitalize costs incurred in fulfilling a contract with a customer if the fulfillment costs 1) relate directly to an existing contract or anticipated contract, 2) generate or enhance resources that will be used to satisfy performance obligations in the future, and 3) are expected to be recovered. These costs are amortized over the estimated customer relationship period which is the contract term. We use an amortization method that is consistent with the pattern of transfer of goods or services to its customers by allocating these costs to each unit in the subject property and expensing these costs as each unit is sold.
Revenue is recognized at the time the performance obligation is met for our Real Estate commercial leasing contracts, which is when the lease agreement is executed, as there are no further performance obligations, including any amounts of future payments under extended payment terms.
Our Real Estate property management revenue arrangements consist of providing operational and administrative services to manage a subject property. Fees for these services are typically billed and collected monthly. Property management service fees are recognized as revenue over time using the output method as the performance obligations under the customer arrangement are satisfied each month. Our Real Estate title insurance commission fee revenue is earned when the sale of the title insurance is completed, which corresponds to the point in time when the underlying real estate sale transaction closes and the payment is received.
Long-Term Investments and Impairments. Upon the adoption of ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10), we had long-term investments of $87,608, of which $71,019 were accounted for at fair value that qualify for the net asset valuation (“NAV”) practical expedient and $16,589 were accounted for under the equity method at March 31, 2018. Our investments accounted for at fair value consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the NAV. The change in the fair value of the investments based upon the NAV practical expedient is recognized as income or loss during the period in our condensed consolidated statement of operations.
Our investments accounted for under the equity method included interests in a partnership and various companies in which we have the ability to exercise significant influence over their operating and financial policies. The carrying value of the investments is either provided by the partnership based on the NAV or is calculated internally based on the number of shares owned and the equity in earnings and interest income we recognize on the investment.

Results of Operations

The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our condensed consolidated financial statements included elsewhere in this report. The condensed consolidated financial statements include the accounts of Liggett, Vector Tobacco, Liggett Vector Brands, New Valley and other less significant subsidiaries.

For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2018 and 2017 were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. As a result of the reduction in e-cigarette activities, results from our E-cigarette operations are now included in the Corporate and Other Segment and 2017 information has been recast to conform to the 2018 presentation.

	Three Months Ended
	March 31,
	2018		2017
Revenues:
Tobacco	$267,116		$257,454
Real estate	161,850		157,754
Total revenues	$428,966		$415,208
Operating income (loss):
Tobacco	$63,411	(1)	$59,644	(3)
Real estate	(8,760)	(2)	620
Corporate and other	(6,567)		(6,843)
Total operating income	$48,084		$53,421
____________________

(1)	Operating income includes $3,490 of income from MSA Settlements.

(2)	Operating income includes $2,469 of litigation judgment income.

(3)	Operating income includes $895 of income from MSA Settlement and $1,585 of litigation judgment expense.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues. Total revenues were $428,966 for the three months ended March 31, 2018 compared to $415,208 for the three months ended March 31, 2017. The $13,758 (3.3%) increase in revenues was primarily due to a $9,662 increase in Tobacco revenues and a $4,096 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues.
Cost of sales. Total cost of sales were $294,275 for the three months ended March 31, 2018 compared to $275,923 for the three months ended March 31, 2017. The $18,352 (6.7%) increase in cost of sales was primarily due to a $9,208 increase in Tobacco cost of sales primarily related to increased sales volume and an $9,144 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions.
Expenses. Operating, selling, general and administrative expenses were $89,076 for the three months ended March 31, 2018 compared to $84,279 for the same period last year. The $4,797 (5.7%) increase was due to a $6,801 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $1,728 decline in Tobacco operating, selling, general and administrative expenses. This was offset by a $276 decline in Corporate and Other expense.
Operating income. Operating income was $48,084 for the three months ended March 31, 2018 compared to $53,421 for the same period last year, a decline of $5,337 (10.0%). Tobacco operating income increased by $3,767. Real Estate operating income declined by $9,380 primarily related to Douglas Elliman’s operations. Corporate and Other expenses decline by $276.
Other income (expenses). Other expenses were $42,472 and $60,428 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, other expenses primarily consisted of interest expense of $45,947, net loss recognized on equity securities of $2,745, and equity in losses from real estate ventures of $6,560. This was offset by income of $10,567 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $1,162, and other income of $1,051. For the three months ended March 31, 2017, other expenses primarily consisted of interest expense of $46,221, loss on extinguishment of debt of $34,110, and equity in losses from investments of $1,061. This was offset by income of $8,571 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $11,113, and other income of $1,280.
Income (loss) before provision for income taxes. Income before income taxes was $5,612 for the three months ended March 31, 2018 compared to loss before income taxes of $7,007 for the three months ended March 31, 2017.
Income tax expense (benefit). Income tax expense was $1,948 for the three months ended March 31, 2018 compared to income tax benefit of $2,782 for the three months ended March 31, 2017. Our provision for income taxes in interim periods is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense (benefit), adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Based on our assessment of available guidance for the Tax Cuts and Jobs Act (the “Tax Act”), we do not expect to receive an income tax deduction for any stock-based compensation granted in 2018 but do expect to receive an income tax deduction for any stock-based compensation granted prior to December 31, 2017. Additionally, we expect a portion of our interest expense to be disallowed as a deduction in 2018 and do not expect any of this disallowed interest expense to be available for future use. As such, we established a valuation allowance for any disallowed interest. Our annual effective tax rate has been computed using these expectations. As additional guidance is issued related to the Tax Act, our expectations may change which could result in additional uncertainty in our annual effective tax rate. For the three months ended March 31, 2018, our income tax expense was lower than our estimated annual effective rate by $108 due to stock-based compensation.

Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.90 per carton in March 2018, $1.00 per carton in September 2017 and $0.80 per carton in March 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in November 2017.
All of our Tobacco sales were in the discount category in 2018 and 2017. For the three months ended March 31, 2018, Tobacco revenues were $267,116 compared to $257,454 for the three months ended March 31, 2017. Revenues increased by $9,662 (3.8%) due primarily to a 3.0% (65.8 million units) increase in unit sales volume. We believe that first quarter 2018 unit volume may have increased as a result of wholesalers purchasing product in advance of the March 2018 price increase and, as a result, we believe this dynamic could lower unit sales for the three months ended June 30, 2018. The increase in sales volume created a favorable volume variance of $7,804 combined with a favorable net price variance of $1,858 as a result of price increases in March 2018 and March, September and November 2017.
Tobacco cost of sales. The Tobacco segment’s MSA expense is included in cost of sales. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of March 31, 2018, we estimate taxable shipments in the U.S. will decline by 4.00% in 2018. Our annual MSA expense changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2018		2017

Manufacturing overhead, raw materials and labor	$30,552		$30,230
Customer shipping and handling	1,352		—
Federal Excise Taxes, net	112,801		109,368
FDA expense	5,605		5,123
MSA expense, net of market share exemption	34,652	(1)	31,033	(2)
Total cost of sales	$184,962		$175,754

(1)	Includes $3,490 reduction in expense from MSA Settlements.

(2)	Includes $895 reduction in expense from MSA Settlements.

Tobacco gross profit was $82,154 for the three months ended March 31, 2018 compared to $81,700 for the three months ended March 31, 2017. The $454 (0.6%) increase in gross profit was due primarily to the favorable volume and net pricing variances discussed above offset by higher MSA unit costs and the initial inclusion of shipping and handling costs charged to cost of sales in the current period as a result of the adoption of Topic 606. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 53.2% in the 2018 period and 55.2% in the 2017 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $18,743 for the three months ended March 31, 2018 compared to $20,471 for the three months ended March 31, 2017. The $1,728 (8.4%) decline was due primarily to certain shipping and handling costs and payments to customers to incentivize sharing of sales data being classified as cost of sales or reductions of revenue in 2018 as a result of the adoption of Topic 606. Tobacco product liability legal expenses, including settlements and judgments, were $1,508 and $3,137 for the three months ended March 31, 2018 and 2017, respectively.
Tobacco operating income. Tobacco operating income was $63,411 for the three months ended March 31, 2018 compared to $59,644 for the same period last year. The Tobacco operating income increase of $3,767 (6.3%) was primarily due to higher gross profit margins and lower Tobacco expenses discussed above.
Real Estate.
Real Estate revenues. Real Estate revenues were $161,850 and $157,754 for the three months ended ended March 31, 2018 and 2017, respectively. Real Estate revenues increased by $4,096 (2.6%), which was primarily related to an increase of $3,223 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was related to increased commission and other brokerage income from Douglas Elliman’s existing-home sales offset by declines from the development marketing division.

Real Estate revenues and cost of sales for the three months ended ended March 31, 2018 and 2017, respectively, were as follows:

	Three Months Ended
	March 31,
	2018	2017
Real Estate Revenues:
Commission and other brokerage income	$150,116	$146,893
Property management income	8,338	7,783
Title fees	989	861
Sales on facilities primarily from Escena	2,407	2,217
Total real estate revenues	$161,850	$157,754

Real Estate Cost of Sales:
Real estate agent commissions	$108,026	$98,903
Cost of sales on facilities primarily from Escena	1,092	1,120
Title fees	195	146
Total real estate cost of sales	$109,313	$100,169
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $9,123 primarily as a result of an increase in sales volume generated from markets with traditionally lower gross margins.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses, excluding settlements and judgments, were $63,766 and $56,965 for the three months ended March 31, 2018 and 2017, respectively.
Real Estate operating (loss) income. The Real Estate segment had operating loss of $8,760 for the three months ended March 31, 2018 and operating income of $620 for the three months ended March 31, 2017. The decline in operating income was $9,380. For the three months ended March 31, 2018, operating loss was increased by $2,225 as a result of the adoption of Topic 606. The remaining decline primarily related to decreased operating income at Douglas Elliman which was the result of a higher percentage of revenue generated from markets with traditionally lower gross margins in addition to continued investment expense in Douglas Elliman’s expansion markets.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $6,567 for the three months ended March 31, 2018 compared to $6,843 for the same period in 2017. The decline of $276 was primarily due to decreased stock-based compensation expense for the three months ended March 31, 2018.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2018:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2018	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$13,822	$—	$13,822	$—	TBD		N/A		1		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,780	7,626	10,406	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$16,602	$7,626	$24,228	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	1,954	2,882	4,836	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	9,735	14,525	—	97,000	SF	—		27	R	May 2014	July 2018
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	19,515	5,964	25,479	—	252,000	SF	80,000	SF	452	H	September 2013	August 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	2,083	(1,047)	1,036	—	330,000	SF	1,700	SF	157	R	September 2014	February 2019
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	1,114	3,220	4,334	—	130,000	SF	—		57	R	Fall 2015	September 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		11 367	R H	June 2014	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	980	124	1,104		65,000	SF	—		86	R	September 2014	May 2018
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	19,630	2,178	21,808	—	160,000	SF	TBD		70	R	October 2015	September 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	5,992	(3,292)	2,700	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	185	(1,367)	—	210,000	SF	—		20 190	R H	May 2015	November 2018
The Eleventh (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	4,804	21,804	—	630,000	SF	85,000	SF	241 137	R H	September 2016	November 2019
Monad Terrace	Miami Beach, FL	May 2015	18.6%	7,635	1,068	8,703	—	160,000	SF	—		59	R	May 2016	September 2020
Takanasee	Long Branch, NJ	December 2015	22.8%	5,290	1,349	6,639	—	63,000	SF	—		13	R	June 2017	TBD
Dime	Brooklyn, NY	November 2017	19.8%	8,650	365	9,015	—	100,000	SF	150,000	SF	177	R	May 2017	September 2019
New Brookland	Brooklyn, NY	April 2017	9.8%	402	38	440	—	24,000	SF	—		33	R	August 2017	March 2019
Condominium and Mixed Use Development				$45,261	$75,795	$121,056	$—

1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	$14,711	$(5,367)	$9,344	$—	260,000	SF	50,000	SF	391	R	March 2014	June 2018
Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	910	(910)	—	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio		November 2013	16.3%	(1,584)	1,626	42	—	N/A		N/A		N/A		N/A	N/A
Apartment Buildings				$14,037	$(4,651)	$9,386	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$30,845	$(12,043)	$18,802	$—	446,000	SF	—		628	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,673)	2,375	—	52	Acres	—		101	H	N/A	N/A
Hotels				$36,893	$(15,716)	$21,177	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,826	$(2,656)	$2,170	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.9%	15,024	633	15,657	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$19,850	$(2,023)	$17,827	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$9,895	$(472)	$9,423	$4,800	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$9,895	$(472)	$9,423	$4,800

Investments in real estate ventures				$125,936	$52,933	$178,869	$4,800

Total Carrying Value				$142,538	$60,559	$203,097

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

(2) Carrying value as of March 31, 2018, includes non-controlling interest of $2,021 and $587 respectively.
(3) The Witkoff GP Partner venture consisted of a $1,650 investment in 500 Broadway, a $7,314 investment in Fontainebleau Las Vegas, and a $460 investment in 1568 Broadway debt.
N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $2,142 as of March 31, 2018. New Valley has capitalized $29,700 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of March 31, 2018. This amount is included in the “Cumulative Earnings (Losses)” column in the table above.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased by $21,634 and $35,895 for the three months ended March 31, 2018 and 2017, respectively.
Cash provided from operations was $40,714 and $27,896 for the three months ended March 31, 2018 and 2017, respectively. The increase primarily related to increased accruals under the Master Settlement Agreement due to increased unit sales, declines in cash interest expense and the absence of the redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021. These were offset by a decline in operating income and decreases in distributions from investments in real estate ventures.
Cash provided by investing activities was $1,887 for the three months ended March 31, 2018 and cash used in investing activities was $21,417 for the three months ended March 31, 2017. In the first three months of 2018, cash provided by investing activities was from the sale of debt securities available for sale of $1,999, pay downs of debt securities available for sale of $446, maturities of debt securities available for sale of $7,810, distributions from investments in real estate ventures of $219, repayments of notes receivable of $32, maturity of equity securities at fair value of $302, and sale of equity securities at fair value of $358. This was offset by the purchase of debt securities available for sale of $3,366, investments in real estate ventures of $533, capital expenditures of $3,987, investments in real estate, net of $355, an increase in cash surrender value of corporate-owned life insurance policies of $36, an increase in restricted assets of $4, and purchase of equity securities at fair value of $998. In the first three months of 2017, cash used in investing activities was for the purchase of investment securities of $14,974, investments in real estate ventures of $1,436, capital expenditures of $4,588, investments in real estate, net of $70, an increase in cash surrender value of corporate-owned life insurance policies of $49, issuance of notes receivable of $1,500 and purchase of long-term investments of $22,400. This was offset by the sale of investment securities of $13,456, pay downs of investment securities of $864, the maturities of investment securities of $7,174, a decrease in restricted assets of $2,104, and proceeds from the sale of fixed assets of $2.
Cash used in financing activities was $64,235 and $42,374 for the three months ended March 31, 2018 and 2017, respectively. In the first three months of 2018, cash was used for the dividends and distributions on common stock of $57,187, repayments of debt of $490, and net repayments of debt under the revolver of $6,558. In the first three months of 2017, cash was used for the dividends and distributions on common stock of $52,358, repayments of debt of $835,697, net repayments of debt under the revolver of $28,349 and payment of deferred financing costs of $19,200. This was offset by proceeds from debt issuance of $850,000, and proceeds of issuance of our common stock of $43,230.
Corporate Impact of the Tax Act. The Tax Act limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which would increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We continue to analyze the impact of the nondeductible interest on our operations and capital structure.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of March 31, 2018, $27,760 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was $26,639 based on eligible collateral at March 31, 2018. At March 31, 2018, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $252,308 for the last twelve months ended March 31, 2018.
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

	Indenture	March 31, 2018
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$352,439
Leverage ratio, as defined	<3.0 to 1	2.09 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.0 to 1

As of March 31, 2018 and December 31, 2017, we were in compliance with all debt covenants in place at those times.

We and our subsidiaries have significant indebtedness and debt service obligations. At March 31, 2018, we and our subsidiaries had total outstanding indebtedness of $1,369,441, of which $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $850,000 of our 6.125% Senior Secured Notes mature in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. Our 7.5% convertible notes mature on January 15, 2019 and have a conversion price of $14.50 per common share and, based on current stock prices, we believe the notes will convert into approximately 15,867,000 shares of our common stock; however, there can be no guarantee that these notes will convert into shares of common stock, and depending on the prevailing market prices of our common stock, we may be required to pay the full principal amount of these notes in cash at maturity, which could materially and adversely affect our liquidity and cash flow. Further, if we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $282,000, investment securities at fair value of approximately $138,800, long-term investments with an estimated value of approximately $151,095 and availability under Liggett’s credit facility of approximately $26,600 at March 31, 2018. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
On a quarterly basis, we evaluate our debt securities available for sale and equity securities without readily determinable fair values that do not qualify for the NAV practical expedient to determine whether an impairment has occurred. If so, we also make a determination if such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. However, among the matters that are considered in making such a determination are the period of time the investment has remained below its cost or carrying value, the likelihood of recovery given the reason for the decrease in market value and our original expected holding period of the investment.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of March 31, 2018, approximately $27,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2018, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $278.
In addition, as of March 31, 2018, $384,003 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $499 with approximately $99 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $400 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $9,800 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $66,003 and $65,510. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $65,846 as of March 31, 2018. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

Equity Security Price Risk

As of March 31, 2018, we held various investments in equity securities with a fair value of $132,556. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.

Upon our adoption of the Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, we now record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of March 31, 2018, under the new standard, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $13,256.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes other than those set forth below from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2017.

In July 2017, FDA announced a comprehensive approach regarding the regulation of cigarettes and other tobacco products. As part of the comprehensive approach, FDA announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. FDA issued this ANPR on March 21, 2018, seeking comments, data, research results, or other information about, among other things, how flavors attract youth to initiate tobacco product use and about whether and how certain flavors may help adult cigarette smokers reduce cigarette use and switch to potentially less harmful products. In the ANPR, FDA stated that potential regulatory actions include, but are not limited to, tobacco product standards and restrictions on the sale and distribution of tobacco products with flavors.

In addition, as part of the comprehensive approach announced in July 2017, FDA announced a plan to prioritize nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). On March 16, 2018, FDA issued an ANPR to obtain information for consideration in developing a tobacco product standard to set the maximum nicotine level for cigarettes. FDA stated that it is considering taking this action to reduce the level of nicotine in cigarettes so they are minimally addictive or non-addictive, using the best available science to determine a level that is appropriate for the protection of the public health. In the ANPR, FDA seeks comments on a number of issues regarding the development of a tobacco product standard that would limit the amount of nicotine in cigarettes, including: (i) product categories that should be covered by a tobacco product standard; (ii) the appropriate maximum nicotine level and how the nicotine level should be measured; (iii) whether a standard should be implemented through a gradual stepped-down approach or all at once; (iv) the technical achievability of nicotine reduction; and (v) potential countervailing effects, such as the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the TPSAC for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

On April 5, 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. These are the substantial equivalence applications for the subset of tobacco products introduced into commercial distribution after February 15, 2007 and before March 22, 2011, that have been permitted to remain on the market since 2011 because a substantial equivalence application for them was submitted on or before March 22, 2011. Both Liggett and Vector Tobacco submitted provisional substantial equivalence applications before the deadline for all of their respective cigarette brand styles. FDA announced that it will continue to review the approximately 1,000 pending provisional applications that were determined to have the greatest potential to raise different questions of public health and will remove from review the approximately 1,500 provisional applications that were determined less likely to do so.

As a result, Vector Tobacco received a letter from FDA in April 2018, advising that FDA does not intend to conduct further review of Vector Tobacco’s remaining substantial equivalence applications that have not yet received a substantial equivalence determination unless one of the following occurs: (i) the new tobacco product that is the subject of the provisional application is also the subject of another pending application submitted by the same manufacturer; (ii) FDA receives new information (e.g., from inspectional findings) suggesting that the new tobacco product that is the subject of a provisional application is more likely to have the potential to raise different questions of public health than previously determined; or (iii) FDA has reason to believe that the new tobacco product was not introduced or delivered for introduction into interstate commerce for commercial distribution in the United States after February 15, 2007, and prior to March 22, 2011 ((i), (ii) and (iii) are collectively, the “Conditions”).

Liggett also received a letter from FDA requesting additional information on certain products subject to provisional applications. The letter requested that Liggett certify the date on which each listed product was introduced or delivered for introduction into interstate commerce for commercial distribution in the United States between February 15, 2007 and March 22, 2011. On April 12, 2018, Liggett provided the requested certification for all of the products identified in the FDA letter. In public presentations, FDA has indicated that as long as certifications with a valid first commercial marketing date are provided to the agency, such products will also be removed from review unless one of the Conditions occurs.

To Liggett’s knowledge, the applications not addressed in FDA’s April 2018 letter will proceed through FDA review. We cannot predict whether FDA will deem Liggett’s outstanding applications, including its responses to “Preliminary Finding” letters for pending substantial equivalence applications, to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.

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

Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission.
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

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2017, except as follows (which information in the risk factor below supplements the existing risk factor with the same heading in the 10-K):

The Family Smoking Prevention and Tobacco Control Act may adversely affect our sales and operating profit

In July 2017, FDA announced a comprehensive approach regarding the regulation of cigarettes and other tobacco products. As part of the comprehensive approach, FDA announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. FDA issued this ANPR on March 21, 2018, seeking comments, data, research results, or other information about, among other things, how flavors attract youth to initiate tobacco product use and about whether and how certain flavors may help adult cigarette smokers reduce cigarette use and switch to potentially less harmful products. In the ANPR, FDA stated that potential regulatory actions include, but are not limited to, tobacco product standards and restrictions on the sale and distribution of tobacco products with flavors.

In addition, as part of the comprehensive approach announced in July 2017, FDA announced a plan to prioritize nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). On March 16, 2018, FDA issued an ANPR to obtain information for consideration in developing a tobacco product standard to set the maximum nicotine level for cigarettes. FDA stated that it is considering taking this action to reduce the level of nicotine in cigarettes so they are minimally addictive or non-addictive, using the best available science to determine a level that is appropriate for the protection of the public health. In the ANPR, FDA seeks comments on a number of issues regarding the development of a tobacco product standard that would limit the amount of nicotine in cigarettes, including: (i) product categories that should be covered by a tobacco product standard; (ii) the appropriate maximum nicotine level and how the nicotine level should be measured; (iii) whether a standard should be implemented through a gradual stepped-down approach or all at once; (iv) the technical achievability of nicotine reduction; and (v) potential countervailing effects, such as the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the TPSAC for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

On April 5, 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. These are the substantial equivalence applications for the subset of tobacco products introduced into commercial distribution after February 15, 2007 and before March 22, 2011, that have been permitted to remain on the market since 2011 because a substantial equivalence application for them was submitted on or before March 22, 2011. Both Liggett and Vector Tobacco submitted provisional substantial equivalence applications before the deadline for all of their respective cigarette brand styles. FDA announced that it will continue to review the approximately 1,000 pending provisional applications that were determined to have the greatest potential to raise different questions of public health and will remove from review the approximately 1,500 provisional applications that were determined less likely to do so.

As a result, Vector Tobacco received a letter from FDA in April 2018, advising that FDA does not intend to conduct further review of Vector Tobacco’s remaining substantial equivalence applications that have not yet received a substantial equivalence determination unless one of the following occurs: (i) the new tobacco product that is the subject of the provisional application is also the subject of another pending application submitted by the same manufacturer; (ii) FDA receives new information (e.g., from inspectional findings) suggesting that the new tobacco product that is the subject of a provisional application is more likely to have the potential to raise different questions of public health than previously determined; or (iii) FDA has reason to believe that the new tobacco product was not introduced or delivered for introduction into interstate commerce for commercial distribution in the United States after February 15, 2007, and prior to March 22, 2011 ((i), (ii) and (iii) are collectively, the “Conditions”).

Liggett also received a letter from FDA requesting additional information on certain products subject to provisional applications. The letter requested that Liggett certify the date on which each listed product was introduced or delivered for introduction into interstate commerce for commercial distribution in the United States between February 15, 2007 and March 22, 2011. On April 12, 2018, Liggett provided the requested certification for all of the products identified in the FDA letter. In public presentations, FDA has indicated that as long as certifications with a valid first commercial marketing date are provided to the agency, such products will also be removed from review unless one of the following Conditions occurs.

To Liggett’s knowledge, the applications not addressed in FDA’s April 2018 letter will proceed through FDA review. We cannot predict whether FDA will deem Liggett’s outstanding applications, including its responses to “Preliminary Finding” letters for pending substantial equivalence applications, to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended March 31, 2018.

Item 6.    Exhibits:

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2017 and for each of the three months within the periods ended March 31, 2018 and 2017.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 10, 2018