Form 10-Q
period 2018-06-30
VECTOR GROUP LTD
filed 2018-08-07
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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
☐ Yes ☒ No

At August 3, 2018, Vector Group Ltd. had 134,204,971 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$322,414	$301,353
Investment securities at fair value	145,226	150,489
Accounts receivable - trade, net	30,836	29,481
Inventories	86,176	89,790
Income taxes receivable, net	9,126	11,217
Restricted assets	5,135	10,258
Other current assets	30,099	21,121
Total current assets	629,012	613,709
Property, plant and equipment, net	85,833	85,516
Investments in real estate, net	24,781	23,952
Long-term investments ($72,524 and $0 carried at fair value)	93,536	81,291
Investments in real estate ventures	151,364	188,131
Restricted assets	6,356	3,488
Goodwill and other intangible assets, net	267,455	267,708
Prepaid pension costs	28,458	27,697
Other assets	47,116	36,786
Total assets	$1,333,911	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$214,641	$33,820
Current portion of fair value of derivatives embedded within convertible debt	18,930	—
Current payments due under the Master Settlement Agreement	81,144	12,384
Current portion of employee benefits	952	952
Income taxes payable, net	137	100
Litigation accruals	772	260
Other current liabilities	147,531	157,123
Total current liabilities	464,107	204,639
Notes payable, long-term debt and other obligations, less current portion	1,053,023	1,194,244
Fair value of derivatives embedded within convertible debt	36,199	76,413
Non-current employee benefits	62,526	62,242
Deferred income taxes, net	56,637	58,801
Payments due under the Master Settlement Agreement	16,423	21,479
Litigation accruals	20,670	19,840
Other liabilities	53,045	22,380
Total liabilities	1,762,630	1,660,038
Commitments and contingencies (Note 8)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,134,397,090 and 134,365,424 shares issued and outstanding	13,440	13,437
Accumulated deficit	(495,637)	(414,785)
Accumulated other comprehensive loss	(18,038)	(12,571)
Total Vector Group Ltd. stockholders' deficiency	(500,235)	(413,919)
Non-controlling interest	71,516	82,159
Total stockholders' deficiency	(428,719)	(331,760)
Total liabilities and stockholders' deficiency	$1,333,911	$1,328,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Tobacco*	$274,833	$272,177	$541,949	$529,631
Real estate	206,655	199,812	368,505	357,566
Total revenues	481,488	471,989	910,454	887,197

Expenses:
Cost of sales:
Tobacco*	192,761	186,907	377,723	362,661
Real estate	140,005	127,987	249,318	228,156
Total cost of sales	332,766	314,894	627,041	590,817

Operating, selling, administrative and general expenses	86,336	82,693	175,412	166,972
Litigation settlement and judgment expense (income)	525	102	(1,944)	1,687
Operating income	61,861	74,300	109,945	127,721

Other income (expenses):
Interest expense	(48,421)	(46,691)	(94,368)	(92,912)
Loss on extinguishment of debt	—	—	—	(34,110)
Change in fair value of derivatives embedded within convertible debt	10,717	8,134	21,284	16,705
Equity in (losses) earnings from real estate ventures	(2,112)	15,291	(8,672)	26,404
Equity in earnings (losses) from investments	4,813	(1,459)	5,975	(2,520)
Net gain recognized on equity securities	3,236	—	491	—
Other, net	1,662	798	2,713	2,078
Income before provision for income taxes	31,756	50,373	37,368	43,366
Income tax expense	12,760	18,827	14,708	16,045

Net income	18,996	31,546	22,660	27,321

Net (income) loss attributed to non-controlling interest	(1,178)	(4,735)	2,369	(4,737)

Net income attributed to Vector Group Ltd.	$17,818	$26,811	$25,029	$22,584

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.12	$0.19	$0.16	$0.15

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.12	$0.19	$0.16	$0.15

Dividends declared per share	$0.40	$0.38	$0.80	$0.76

* Revenues and cost of sales include federal excise taxes of $115,970, $115,194, $228,771 and $224,562, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$18,996	$31,546	$22,660	$27,321

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(230)	(3,043)	(922)	(3,219)
Net unrealized losses (gains) reclassified into net income	229	50	824	(61)
Net unrealized losses on investment securities available for sale	(1)	(2,993)	(98)	(3,280)

Net change in forward contracts	—	1	—	2

Net change in pension-related amounts
Amortization of loss	441	489	883	977
Net change in pension-related amounts	441	489	883	977

Other comprehensive income (loss)	440	(2,503)	785	(2,301)

Income tax effect on:
Change in net unrealized losses on investment securities	63	1,235	252	1,311
Net unrealized losses (gains) reclassified into net income on investment securities	(63)	(20)	(226)	25
Forward contracts	—	1	—	—
Pension-related amounts	(121)	(198)	(242)	(396)
Income tax (provision) benefit on other comprehensive income (loss)	(121)	1,018	(216)	940

Other comprehensive income (loss), net of tax	319	(1,485)	569	(1,361)

Comprehensive income	19,315	30,061	23,229	25,960

Comprehensive (income) loss attributed to non-controlling interest	(1,178)	(4,735)	2,369	(4,737)
Comprehensive income attributed to Vector Group Ltd.	$18,137	$25,326	$25,598	$21,223

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$82,159	$(331,760)
Impact of adoption of new accounting standards	—	—	—	1,094	(6,036)	(7,915)	(12,857)
Net income	—	—	—	25,029	—	(2,369)	22,660
Total other comprehensive income	—	—	—	—	569	—	569
Total comprehensive income	—	—	—	—	—	—	23,229
Distributions and dividends on common stock	—	—	(4,837)	(106,975)	—	—	(111,812)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Stock-based compensation	—	—	4,840	—	—	—	4,840
Distributions to non-controlling interest	—	—	—	—	—	(359)	(359)
Balance as of June 30, 2018	134,397,090	$13,440	$—	$(495,637)	$(18,038)	$71,516	$(428,719)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$122,426	$117,611
Cash flows from investing activities:
Sale of investment securities	2,647	22,396
Maturities of investment securities	10,598	93,368
Purchase of investment securities	(12,402)	(109,891)
Proceeds from sale or liquidation of long-term investments	—	466
Purchase of long-term investments	—	(26,000)
Investments in real estate ventures	(4,343)	(8,454)
Distributions from investments in real estate ventures	27,134	23,338
Increase in cash surrender value of life insurance policies	(809)	(854)
Decrease in restricted assets	262	2,545
Issuance of notes receivable	—	(1,500)
Proceeds from sale of fixed assets	—	75
Capital expenditures	(8,616)	(8,346)
Repayments of notes receivable	32	—
Acquisition of a business	(403)	—
Pay downs of investment securities	928	1,620
Investments in real estate, net	(1,009)	(205)
Net cash provided by (used in) investing activities	14,019	(11,442)
Cash flows from financing activities:
Proceeds from issuance of debt	—	850,020
Deferred financing costs	—	(19,200)
Repayments of debt	(987)	(836,145)
Borrowings under revolver	134,310	110,979
Repayments on revolver	(137,877)	(129,479)
Dividends and distributions on common stock	(112,462)	(104,750)
Distributions to non-controlling interest	(359)	(165)
Proceeds from issuance of Vector common stock	—	43,230
Net cash used in financing activities	(117,375)	(85,510)
Net increase in cash, cash equivalents and restricted cash	19,070	20,659
Cash, cash equivalents and restricted cash, beginning of period	310,937	398,578
Cash, cash equivalents and restricted cash, end of period	$330,007	$419,237

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributed to Vector Group Ltd.	$17,818	$26,811	$25,029	$22,584
Income attributed to participating securities	(1,692)	(1,501)	(3,464)	(2,984)
Net income applicable to common shares attributed to Vector Group Ltd.	$16,126	$25,310	$21,565	$19,600

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average shares for basic EPS	132,668,397	132,489,537	132,662,072	132,169,951
Plus incremental shares related to stock options and non-vested restricted stock	319,835	372,306	320,273	333,441
Weighted-average shares for diluted EPS	132,988,232	132,861,843	132,982,345	132,503,392

The following were outstanding during the three and six months ended June 30, 2018 and 2017, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted-average number of shares issuable upon conversion of debt	27,447,263	27,447,263	27,447,263	27,447,263
Weighted-average conversion price	$17.81	$17.81	$17.81	$17.81

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At June 30, 2018, the range of estimated fair values of the Company’s embedded derivatives was between $54,897 and $55,252. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $55,129 as of June 30, 2018. At December 31, 2017, the range of estimated fair values of the Company’s embedded derivatives was between $76,215 and $76,874. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $76,413 as of December 31, 2017. The estimated fair value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)

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

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income	$2,145	$1,625	$4,067	$3,370
Gain on long-term investment	—	197	—	162
Net periodic benefit cost other than the service costs	(254)	(490)	(507)	(980)
Impairment of debt securities available for sale	(225)	(87)	(811)	(126)
Impairment of long-term investments	—	(525)	—	(525)
Other (expense) income	(4)	78	(36)	177
Other, net	$1,662	$798	$2,713	$2,078

(g)	Other Current Liabilities:
Other current liabilities consisted of:

	June 30, 2018	December 31, 2017
Accounts payable	$9,088	$18,552
Accrued promotional expenses	21,424	30,691
Accrued excise and payroll taxes payable, net	15,880	11,946
Accrued interest	33,139	33,138
Commissions payable	15,366	14,320
Accrued salary and benefits	19,866	29,639
Other current liabilities	32,768	18,837
Total other current liabilities	$147,531	$157,123

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Goodwill and Other Intangible Assets, Net:
The components of “Goodwill and other intangible assets, net” were as follows:

	June 30, 2018	December 31, 2017
Goodwill	$77,568	$77,059

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	2,376	3,138

Total goodwill and other intangible assets, net	$267,455	$267,708

(i)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the Statement of Cash Flows were as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$322,414	$301,353
Restricted cash and cash equivalents included in current restricted assets	3,077	9,081
Restricted cash and cash equivalents included in non-current restricted assets	4,516	503
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$330,007	$310,937

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(j)    New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2018:

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 requires disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete at the time of filing the financial statements and disclosure upon completion of measurement of the effects. Additionally, the Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118 on a provisional basis as the Company has determined reasonable estimates for those effects and has recorded the provisional amounts in its condensed consolidated financial statements as of June 30, 2018 and December 31, 2017.
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

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	As Previously Reported	Adoption of ASU 2017-07	As Revised	As Previously Reported	Adoption of ASU 2017-07	As Revised
Operating, selling, administrative and general expenses	$83,183	$(490)	$82,693	$167,952	$(980)	$166,972
Operating income	73,810	490	74,300	126,741	980	127,721
Other, net	1,288	(490)	798	3,058	(980)	2,078
Loss before provision for income taxes	$50,373	$—	$50,373	43,366	—	43,366

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended
	June 30, 2017
	As Previously Reported	Adoption of ASU 2016-18	As Revised
Decrease in restricted assets	$(1,235)	$3,780	$2,545
Net cash used in investing activities	(15,222)	3,780	(11,442)
Net increase in cash, cash equivalents and restricted cash	16,879	3,780	20,659
Cash, cash equivalents and restricted cash, beginning of period	393,530	5,048	398,578
Cash, cash equivalents and restricted cash, end of period	410,409	8,828	419,237

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity-method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 was effective for the Company’s fiscal year beginning January 1, 2018. Other than the changes in presentation within the statement of cash flows, the adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 had the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The new revenue standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard contains principles to determine the measurement of revenue and timing of when it is recognized. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (“ASU 2018-03”), which amends the guidance in ASU 2016-01 by replacing the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted the new guidance during the first quarter of 2018 using a modified-retrospective method for equity securities measured at fair value and early adopted the amendments for equity securities without readily determinable fair values that do not qualify for the practical expedient. The adoption of the guidance resulted in a cumulative-effect adjustment that decreased beginning accumulated deficit by $14,874. The adjustment consisted of $6,036, net of tax related to the reclassification from accumulated other comprehensive income (“AOCI”) into accumulated deficit of the net unrealized

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

gains and related tax impact pertaining to investment securities that were previously classified as equity securities available for sale and fixed-income securities available for sale. The net impact of $8,838 to stockholder’s deficiency related to the change in accounting treatment for equity securities previously classified as cost-method long-term investments. In March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”), which incorporate into the Accounting Standards Codification (“ASC”) recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting guidance, such as Topic 321, and SEC rules and regulations. The guidance also amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments - Debt Securities and ASC 980, Regulated Operations. The Company indirectly adopted this guidance upon the adoption of ASU 2016-01 during the first quarter of 2018. There was no additional impact on the Company’s condensed consolidated financial statements other than those resulting from the adoption of ASU 2016-01.

ASUs to be adopted in future periods:

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. The Company is currently assessing the impact the adoption of ASU 2018-09 will have on the Company’s condensed consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. ASU 2018-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2018-07 will have on the Company’s condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s condensed consolidated financial statements.

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
Tobacco: The adoption of the new revenue standard had no impact on the timing of Tobacco revenue recognition. However, certain amounts previously classified as revenue, cost of sales and operating, selling, administrative and general expenses in the condensed consolidated statement of operations are classified differently beginning January 1, 2018. Certain amounts previously classified as other current liabilities on the condensed consolidated balance sheet as of January 1, 2018 and June 30, 2018 were also reclassified.
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
Real Estate. Certain services and advanced payments in the Company’s Real Estate development marketing business do not meet the requirements for revenue recognition as a separate performance obligation. Accordingly, these revenues, previously recognized, have been deferred under the new standard until the performance obligation is met. In addition, certain direct fulfillment costs in its Real Estate development marketing business that were previously expensed upon payment, have now been deferred under the new standard until the performance obligation is met. Certain expense reimbursements, previously recorded as a reduction of operating expense, are now presented as revenue under Topic 606 as the Company is the principal in the related transaction.
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

(5)
Adjustment reflects the tax effect of the adoption of Topic 606 which was estimated to result in a decrease in net deferred income tax liability of $5,217 based on a recalculation of the income tax provision using the Company’s deferred rate of approximately 27.46%.

(6)	The allocation of the net impact of the adoption of Topic 606 between accumulated deficit and non-controlling interest is based on relative ownership interest of 70.59% and 29.41%, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Impacts on Financial Statements at June 30, 2018:
The following table compares the reported condensed consolidated balance sheet as of June 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)

ASSETS:
Accounts receivable - trade, net	$30,836	$28,888	$1,948	(1)
Income taxes receivable, net	9,126	11,526	(2,400)	(6)
Other current assets	30,099	26,225	3,874	(2)(3)
Total current assets	629,012	625,590	3,422
Other assets	47,116	43,299	3,817	(3)
Total assets	$1,333,911	$1,326,672	$7,239
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Other current liabilities	$147,531	$135,699	$11,832	(1)(2)(4)
Total current liabilities	464,107	452,275	11,832
Deferred income taxes, net	56,637	62,843	(6,206)	(5)
Other liabilities	53,045	23,231	29,814	(4)
Total liabilities	1,762,630	1,727,190	35,440
Stockholders' deficiency:			—
Accumulated deficit	(495,637)	(476,849)	(18,788)	(6)
Total Vector Group Ltd. stockholders' deficiency	(500,235)	(481,447)	(18,788)
Non-controlling interest	71,516	80,929	(9,413)	(6)
Total stockholders' deficiency	(428,719)	(400,518)	(28,201)
Total liabilities and stockholders' deficiency	$1,333,911	$1,326,672	$7,239

(1)
Adjustments of $1,948 to accounts receivable and $1,365 to other current liabilities relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve-months.

(2)
Adjustments to other current assets and other current liabilities for $2,189 relates to the presentation of the component of the allowance for sales returns representing the federal excise tax refunds expected for future returned product as a receivable in other current assets, which was previously presented as a reduction to the allowance for sales returns liability in other current liabilities.

(3)
Adjustments of $1,685 to other current assets and $3,817 to other assets represents the current and noncurrent portions, respectively, of deferred contract costs relating to direct fulfillment costs incurred in advance of the satisfaction of performance obligations for Development Marketing arrangements.

(4)
Adjustments of $8,278 to other current liabilities and $29,814 to other liabilities relate to the current and long term portions, respectively, of contract liabilities representing payments received from customers in advance of the performance obligations being satisfied under contracts for Real Estate development marketing.

(5)
Adjustments reflect the tax effect of the adoption of Topic 606 based on a recalculation of the income tax provision using the estimated annual effective tax rate of approximately 39.23% and the Company’s deferred rate approximately 27.46%.

(6)	The allocation of the net impact of the adoption of Topic 606 between accumulated deficit and non-controlling interest is based on relative ownership interest of 70.59% and 29.41%, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table compares the reported condensed consolidated statement of operations for the three months ended June 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)
Revenues:
Tobacco	$274,833	$275,144	$(311)
Real estate	206,655	212,528	(5,873)
Total revenues	481,488	487,672	(6,184)	(1)

Expenses:
Cost of sales:
Tobacco	192,761	191,242	1,519
Real estate	140,005	142,418	(2,413)
Total cost of sales	332,766	333,660	(894)	(2)

Operating, selling, administrative and general expenses	86,336	88,756	(2,420)	(3)
Operating income	61,861	64,731	(2,870)
Other income (expenses):
Income before provision for income taxes	31,756	34,626	(2,870)
Income tax expense	12,760	13,573	(813)	(4)

Net income	18,996	21,053	(2,057)

Net income attributed to non-controlling interest	(1,178)	(2,021)	843

Net income attributed to Vector Group Ltd.	$17,818	$19,032	(1,214)

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.12	$0.13

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.12	$0.12

(1)
The impact to revenue for the three months ended June 30, 2018 was a decrease of $6,184 primarily due to $1,352 of commission revenue payments received in the current period for the Real Estate Commercial Leasing business relating to performance obligations satisfied and accrued for in prior periods under Topic 606, and $6,370 in advance commission and services payments received in the current period for the Real Estate Development Marketing business that are deferred since they do not constitute satisfied performance obligations under Topic 606, offset by revenue recognized for performance obligations satisfied in the current period. Commission payments for these businesses would have been previously recognized as revenue upon receipt.

(2)
The impact to cost of sales was a decrease of $894 primarily related to the decrease in Real Estate business of $2,413 related primarily to commission expense payments made in the current period that relate to performance obligations satisfied and accrued for in prior periods or deferred until the performance obligation is satisfied, offset by the reclassification of $1,318 of Tobacco shipping and handling costs from operating, selling, administrative and general expenses to costs of sales as a result of adopting Topic 606.

(3)	The impact to operating, selling, administrative and general expenses was a decrease of $2,420 primarily due to:

•	The reclassification of $1,318 Tobacco shipping and handling costs to cost of sales,

•	The reclassification of $512 sales returns reserve provision to revenue for the Tobacco business,

•
The deferral of $626 of direct costs in the Real Estate Development Marketing business related to performance obligations not satisfied as discussed above, offset by the amortization of previously deferred contract costs of $325.

(4)
The net impact of the adoption of Topic 606 was estimated to result in an increase in income taxes of $813 based on a recalculation of the income tax provision using the estimated annual effective tax rate of approximately 39.23% and the Company’s deferred rate approximately 27.46%.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table compares the reported condensed consolidated statement of operations for the six months ended June 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)
Revenues:
Tobacco	$541,949	$542,633	$(684)
Real estate	368,505	376,333	(7,828)
Total revenues	910,454	918,966	(8,512)	(1)

Expenses:
Cost of sales:
Tobacco	377,723	374,717	3,006
Real estate	249,318	251,092	(1,774)
Total cost of sales	627,041	625,809	1,232	(2)

Operating, selling, administrative and general expenses	175,412	180,061	(4,649)	(3)
Operating income	109,945	115,040	(5,095)
Other income (expenses):
Income before provision for income taxes	37,368	42,463	(5,095)
Income tax expense	14,708	16,119	(1,411)	(4)

Net income	22,660	26,344	(3,684)

Net loss attributed to non-controlling interest	2,369	871	1,498

Net income attributed to Vector Group Ltd.	$25,029	$27,215	$(2,186)

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.16	$0.18

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.16	$0.18

(1)
The impact to revenue for the six months ended June 30, 2018 was a decrease of $8,512 primarily due to $3,161 of commission revenue payments received in the current period for the Real Estate Commercial Leasing business relating to performance obligations satisfied and accrued for in prior periods under Topic 606, and $10,277 in advance commission and services payments received in the current period for the Real Estate Development Marketing business that are deferred since they do not constitute satisfied performance obligations under Topic 606, offset by revenue recognized for performance obligations satisfied in the current period. Commission payments for these businesses would have been previously recognized as revenue upon receipt.

(2)
The impact to cost of sales was an increase of $1,232 primarily related to the reclassification of $2,670 of Tobacco shipping and handling costs from operating, selling, administrative and general expenses to costs of sales as a result of adopting Topic 606, offset by a $1,774 decrease from the Real Estate business related primarily to commission expense payments made in the current period that relate to performance obligations satisfied and accrued for in prior periods or deferred until the performance obligation is satisfied.

(3)	The impact to operating, selling, administrative and general expenses was a decrease of $4,649 primarily due to:

•	The reclassification of $2,670 Tobacco shipping and handling costs to cost of sales,

•	The reclassification of $1,020 sales returns reserve provision to revenue for the Tobacco business,

•
The deferral of $1,731 of direct costs in the Real Estate Development Marketing business related to performance obligations not satisfied as discussed above, offset by the amortization of previously deferred contract costs of $592.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(4)
The net impact of the adoption of Topic 606 was estimated to result in an increase in income taxes of $1,411 based on a recalculation of the income tax provision using the estimated annual effective tax rate of approximately 39.23% and the Company’s deferred rate approximately 27.46%.

The adoption of the standard did not have a material impact to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018.

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
Tobacco sales:  Prior to the adoption of Topic 606, revenues from cigarette sales, which included federal excise taxes billed to customers, were recognized upon the shipment of finished goods when title and risk of loss had passed to the customer, there was persuasive evidence of an arrangement, the sale price was fixed or determinable and collectability was reasonably assured. The Company provided an allowance for expected sales returns, net of any related cost recoveries (e.g. federal excise taxes). Certain sales incentives, including promotional price discounts, were presented as reductions of net sales. Shipping and handling fees related to sales transactions were recorded as operating, selling, administrative and general expenses.
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

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tobacco Segment Revenues:
Core Discount Brands - Pyramid, Grand Prix, Liggett Select, Eve and EAGLE 20’s	$248,370	$244,941	$489,901	$472,513
Other Brands	26,463	27,236	52,048	57,118
Total tobacco revenues	$274,833	$272,177	$541,949	$529,631

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended June 30, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$179,411	$76,175	$43,228	$31,909	$28,099
Development marketing	15,525	10,559	129	4,788	49
Property management income	8,741	8,560	181	—	—
Title fees	1,922	—	1,922	—	—
Total Douglas Elliman Realty revenue	205,599	95,294	45,460	36,697	28,148
Other real estate revenues	1,056	—	—	—	1,056
Total real estate revenues	$206,655	$95,294	$45,460	$36,697	$29,204

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30, 2017
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$175,769	$92,213	$55,211	$20,897	$7,448
Development marketing	12,705	8,203	17	3,066	1,419
Property management income	8,573	8,390	183	—	—
Title fees	1,661	—	1,661	—	—
Total Douglas Elliman Realty revenue	198,708	108,806	57,072	23,963	8,867
Other real estate revenues	1,102	—	—	—	1,102
Total real estate revenues	$199,810	$108,806	$57,072	$23,963	$9,969

	Six Months Ended June 30, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$318,307	$136,583	$75,906	$56,307	$49,511
Development marketing	26,745	21,169	252	5,081	243
Property management income	17,079	16,698	381	—	—
Title fees	2,911	—	2,911	—	—
Total Douglas Elliman Realty revenue	365,042	174,450	79,450	61,388	49,754
Other real estate revenues	3,463	—		—	3,463
Total real estate revenues	$368,505	$174,450	$79,450	$61,388	$53,217

	Six Months Ended June 30, 2017
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$310,273	$173,032	$78,841	$43,825	$14,575
Development marketing	25,094	17,217	96	6,161	1,620
Property management income	16,356	16,003	353	—	—
Title fees	2,522	—	2,522	—	—
Total Douglas Elliman Realty revenue	354,245	206,252	81,812	49,986	16,195
Other real estate revenues	3,319	—	—	—	3,319
Total real estate revenues	$357,564	$206,252	$81,812	$49,986	$19,514

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	June 30, 2018	At Adoption

Receivables, which are included in accounts receivable, net	$1,948	$4,514
Contract costs, net, which are included in other current assets	1,685	623
Payables, which are included in other current liabilities	1,365	3,139
Contract liabilities, which are included in other current liabilities	8,278	4,667
Contract costs, net, which are included in other assets	3,817	3,740
Contract liabilities, which are included in other liabilities	29,814	27,983

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables decreased $2,566 for the six-month period ended June 30, 2018 primarily due to cash collections of $3,161, offset by additional revenue accrued as performance obligations are satisfied. Correspondingly, payables decreased $1,774 primarily due to cash payments of $1,989, offset by additional expense accruals as performance obligations are satisfied.

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
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span 4 to 6 years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of June 30, 2018, the Company estimates approximately $8,278 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $5,442 during the six months ended June 30, 2018 due to $10,277 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the quarter. Revenue recognized during the current reporting period that was included in the contract liabilities balance at January 1, 2018 was $4,149.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). For the three and six months ended June 30, 2018, there was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	INVENTORIES

Inventories consisted of:

	June 30, 2018	December 31, 2017
Leaf tobacco	$38,049	$45,801
Other raw materials	3,775	3,272
Work-in-process	283	358
Finished goods	66,373	63,363
Inventories at current cost	108,480	112,794
LIFO adjustments	(22,304)	(23,004)
	$86,176	$89,790

All of the Company’s inventories at June 30, 2018 and December 31, 2017 are reported under the LIFO method. The $22,304 LIFO adjustment as of June 30, 2018 decreases the current cost of inventories by $15,742 for Leaf tobacco, $123 for Other raw materials, $18 for Work-in-process and $6,421 for Finished goods. The $23,004 LIFO adjustment as of December 31, 2017 decreased the current cost of inventories by $16,442 for Leaf tobacco, $123 for Other raw materials, $18 for Work-in-process and $6,421 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At June 30, 2018, Liggett had tobacco purchase commitments of approximately $36,360. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,166 and $17,440 at June 30, 2018 and December 31, 2017, respectively. Federal excise tax in inventory was $26,413 and $25,151 at June 30, 2018 and December 31, 2017, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	June 30, 2018	December 31, 2017
Debt securities available for sale	$81,880	$84,814
Equity securities available for sale	—	65,675
Equity securities at fair value	63,346	—
Total investment securities at fair value	$145,226	$150,489

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
Prior to the adoption of ASU 2016-01, equity securities were measured at fair value with unrealized gains and losses reported as a separate component of AOCI, net of tax. At December 31, 2017, $9,681 of net unrealized gains related to equity securities had been recognized in AOCI. After the adoption of ASU 2016-01, these unrealized gains and losses were reclassified out of AOCI and into opening stockholders’ deficiency with subsequent changes in fair value being recognized in net income.
Sales of investment securities totaled $2,647 and $22,396 and proceeds from early redemptions by issuers totaled $11,526 and $94,988 in the six months ended June 30, 2018 and 2017, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

(a) Debt and Equity Securities Available for Sale
The components of debt securities available for sale at June 30, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$81,875	$5	$—	$81,880
Total debt securities available for sale	$81,875	$5	$—	$81,880

The table below summarizes the maturity dates of debt securities available for sale at June 30, 2018.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,324	$9,190	$19,134	$—
Corporate securities	41,748	9,931	31,817	—
U.S. mortgage-backed securities	3,576	452	3,124	—
Commercial mortgage-backed securities	412	—	412	—
Commercial paper	3,985	3,985	—	—
Index-linked U.S. bonds	2,335	1,568	767	—
Foreign fixed-income securities	1,500	355	1,145	—
Total debt securities available for sale by maturity dates	$81,880	$25,481	$56,399	$—

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

Gross realized gains and losses on debt and equity securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gross realized gains on sales	$2	$90	$2	$295
Gross realized losses on sales	(7)	(53)	(15)	(108)
Net (losses) gains on sale of debt and equity securities available for sale	$(5)	$37	$(13)	$187

Gross realized losses on other-than-temporary impairments	$(225)	$(87)	$(811)	$(126)

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

June 30, 2018
Marketable equity securities	$42,338
Mutual funds invested in fixed income securities	21,008
Total equity securities at fair value	$63,346

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value after the adoption of ASU 2016-01 during the three and six months ended June 30, 2018:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Net gains recognized on equity securities (1)	$3,236	$491
Less: Net gains recognized on equity securities sold	53	183
Net unrealized gains recognized on equity securities still held at the reporting date	$3,183	$308

(1)
Includes $1,505 and $3,236 of net gains recognized on equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient during the three and six months ended June 30, 2018, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 5.

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

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in the common stock of a reinsurance company and a residential real estate company. At December 31, 2017, prior to the adoption of ASU 2016-01 and ASU 2018-03, these investments were classified as cost-method long-term investments and had a total carrying value of $5,428. On January 1, 2018, upon the adoption of the new guidance, the Company classified these investments as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient and valued them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. At June 30, 2018, the total carrying value of these investments were $5,428, and it was included in “Other assets” on the condensed consolidated balance sheet. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the six months ended June 30, 2018.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	June 30, 2018	December 31, 2017
Equity securities at fair value that qualify for the NAV practical expedient	$72,524	$—
Investments accounted at cost	—	65,450
Equity-method investments	21,012	15,841
	$93,536	$81,291

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
The Company invested $25,000 in five new investments and made an additional contribution of $1,000 to one of its existing investments during the six months ended June 30, 2017. The Company received cash distributions of $663 from the Company’s investments in long-term investments under the cost method for the six months ended June 30, 2017.
The long-term investments were carried on the condensed consolidated balance sheet at cost at December 31, 2017. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 11 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair value determinations disclosed above were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of their investment portfolio.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	June 30, 2018	December 31, 2017
Indian Creek Investors LP (“Indian Creek”)	$10,090	$4,498
Boyar Value Fund (“Boyar”)	8,975	9,026
Ladenburg Thalmann Financial Services Inc. (“LTS”)	1,947	2,317
Castle Brands, Inc. (“Castle”)	—	—
	$21,012	$15,841

At June 30, 2018, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 22.83%, 33.47%, 7.61% and 7.78%, respectively.
The value of Boyar, based on the quoted market price as of June 30, 2018, was $8,975, equal to its carrying value. At June 30, 2018, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $51,650 and $15,345, respectively.
The Company received cash distributions of $779 and $480 from the Company’s equity-method investments for the six months ended June 30, 2018 and 2017, respectively. The Company recognized equity in earnings from equity-method investments of $4,813 for the three months ended June 30, 2018 and equity in losses from equity-method investments of $1,459 for the three months ended June 30, 2017. The Company recognized equity in earnings from equity-method investments of $5,975 for the six months ended June 30, 2018 and equity in losses from equity-method investments of $2,520 for the six months ended June 30, 2017. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	June 30, 2018	December 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$60,238	$96,386
All other U.S. areas	15.0% - 48.5%	29,753	28,763
		89,991	125,149
Apartment Buildings:
New York City SMSA	45.4%	7,627	10,910
All other U.S. areas	7.6% - 16.3%	42	257
		7,669	11,167
Hotels:
New York City SMSA	5.2%	18,333	19,616
International	49.0%	2,232	2,800
		20,565	22,416
Commercial:
New York City SMSA	49.0%	2,049	2,437
All other U.S. areas	1.9%	16,444	15,642
		18,493	18,079

Other	15.0% - 50.0%	14,646	11,320
Investments in real estate ventures		$151,364	$188,131

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Six Months Ended June 30,
	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$533	$675
All other U.S. areas	—	6,242
	533	6,917
Hotels:
New York City SMSA	167	1,537
	167	1,537

Other	3,643	—
Total contributions	$4,343	$8,454

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the six months ended June 30, 2018 and June 30, 2017. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Six Months Ended June 30,
	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$34,490	$31,280
All other U.S. areas	—	17,949
	34,490	49,229
Apartment Buildings:
All other U.S. areas	201	182
	201	182
Hotels:
International	—	239
	—	239
Commercial:
New York City SMSA	—	101
All other U.S. areas	341	92
	341	193

Other	644	1,150
Total distributions	$35,676	$50,993

Of the distributions received by New Valley from its investment in real estate ventures, $8,542 and $27,655 were from distributions of earnings for the six months ended June 30, 2018 and June 30, 2017, respectively, and $27,134 and $23,338 were a return of capital for the six months ended June 30, 2018 and June 30, 2017, respectively. Distributions from earnings are included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$(152)	$17,116	$(3,613)	$29,296
All other U.S. areas	(321)	(863)	(826)	(1,155)
	(473)	16,253	(4,439)	28,141
Apartment Buildings:
All other U.S. areas	(1,717)	(724)	(3,297)	(647)
	(1,717)	(724)	(3,297)	(647)
Hotels:
New York City SMSA	(636)	(519)	(1,450)	(1,206)
International	(143)	254	(568)	(296)
	(779)	(265)	(2,018)	(1,502)
Commercial:
New York City SMSA	(121)	(124)	(388)	(369)
All other U.S. areas	913	(64)	1,143	(64)
	792	(188)	755	(433)

Other	65	215	327	845
Equity in (losses) earnings from real estate ventures	$(2,112)	$15,291	$(8,672)	$26,404

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Condominium and Mixed Use Development venture was less than its carrying value as of June 30, 2018. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $2,700 and $10,174 of which $2,113 and $8,467, respectively, were attributed to the Company for the three and six months ended June 30, 2018.
VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $4,264 and $14,548 as of June 30, 2018 and December 31, 2017, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of June 30, 2018 and December 31, 2017. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

June 30, 2018
Condominium and Mixed Use Development:
New York City SMSA	$63,598
All other U.S. areas	42,253
105,851
Apartment Buildings:
All other U.S. areas	7,669
7,669
Hotels:
New York City SMSA	18,333
International	2,232
20,565
Commercial:
New York City SMSA	2,049
All other U.S. areas	16,444
18,493
Other	19,446
Total maximum exposure to loss	$172,024

New Valley capitalized $4,303 of interest expense into the carrying value of its ventures whose projects were currently under development for the six months ended June 30, 2018. New Valley recognized $3,766 of interest expense into the carrying value of its ventures whose projects were currently under development for the six months ended June 30, 2017.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $8,145 and $5,371 from these projects for the six months ended June 30, 2018 and June 30, 2017, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
The following summarized financial data for certain unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for the 10 Madison Square West and 125 Greenwich Street investments. New Valley has elected a one-month lag reporting period for both investments.

Condominium and Mixed Use Development:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income Statement
Revenue	$61	$102,049	$28,045	$162,384
Cost of sales	(9,351)	49,037	16,671	101,879
Other expenses	1,497	1,974	147,379	4,682
Income from continuing operations	$7,915	$51,038	$(136,005)	$55,823

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	June 30, 2018	December 31, 2017
Escena, net	$10,305	$10,485
Sagaponack	14,476	13,467
Investments in real estate, net	$24,781	$23,952

Escena.  The assets of “Escena, net” were as follows:

	June 30, 2018	December 31, 2017
Land and land improvements	$8,911	$8,907
Building and building improvements	1,891	1,891
Other	2,133	2,111
	12,935	12,909
Less accumulated depreciation	(2,630)	(2,424)
	$10,305	$10,485

New Valley recorded operating losses of $290 and $345 for the three months ended June 30, 2018 and 2017, respectively, from Escena. New Valley recorded operating income of $510 and $207 for the six months ended June 30, 2018 and 2017, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of June 30, 2018, the assets of Sagaponack consisted of land and land improvements of $14,476.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	June 30, 2018	December 31, 2017
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $40,618 and $69,253*	189,382	160,747
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $43,743 and $53,687*	215,007	205,063
Liggett:
Revolving credit facility	28,194	31,614
Term loan under credit facility	2,557	2,704
Equipment loans	1,831	2,662
Other	606	752
Notes payable, long-term debt and other obligations	1,287,577	1,253,542
Less:
Debt issuance costs	(19,913)	(25,478)
Total notes payable, long-term debt and other obligations	1,267,664	1,228,064
Less:
Current maturities	(214,641)	(33,820)
Amount due after one year	$1,053,023	$1,194,244
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($18,930 at June 30, 2018 and $31,164 at December 31, 2017, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($36,199 at June 30, 2018 and $45,249 at December 31, 2017, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of June 30, 2018, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:
As of June 30, 2018, a total of $30,751 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $18,900 based on eligible collateral at June 30, 2018.
Non-Cash Interest Expense and Loss on Extinguishment of Debt - Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization of debt discount, net	$20,386	$13,426	$38,579	$25,262
Amortization of debt issuance costs	2,914	2,233	5,625	4,233
Loss on extinguishment of 7.75% Senior Secured Notes	—	—	—	1,754	(1)
	$23,300	$15,659	$44,204	$31,249
______________________
(1) The non-cash loss on extinguishment of the 7.75% Senior Secured Notes is a component of the $34,110 loss on the extinguishment of debt.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2018			December 31, 2017
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,287,577	(1)	$1,461,578	$1,253,542	(1)	$1,579,616

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 11.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2018 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

8.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2018 and 2017, Liggett incurred tobacco product liability legal expenses and costs totaling $3,584 and $4,820, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of June 30, 2018, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in this Note 8: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
Except as discussed in this Note 8 regarding the cases where an adverse verdict against Liggett remains on appeal, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of June 30, 2018, 25 Engle progeny cases where Liggett was a defendant resulted in verdicts. There have been 16 verdicts returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants’ motion for a new trial) and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial and, in Santoro, the trial court set aside the punitive award). Calloway, Irimi, Cohen and Caprio were subsequently resolved under the Engle Progeny Settlement II, discussed below. In certain cases, judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). In December 2016, Liggett entered into an agreement to settle 124 Engle progeny cases (see Engle Progeny Settlement II below). In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and, in September 2017, Liggett entered into an agreement to settle 20 Engle progeny cases for $4,100. As of June 30, 2018, Liggett (and in certain cases the Company) had, on an individual basis, settled 183 Engle progeny cases for approximately $7,100 in the aggregate.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of June 30, 2018, there were 29 Individual Actions pending against Liggett where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	19
New York	3
Illinois	2
Louisiana	2
West Virginia	2
Ohio	1

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
Engle Progeny Settlement II. In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement II”). Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid on December 7, 2016 with the balance of $3,650 to be paid in equal quarterly payments starting in January 2018, with 5% interest. As a result of the settlement, the Company recorded a charge of $17,650 in the fourth quarter of 2016. In December 2017, Liggett prepaid all remaining Engle Progeny Settlement II payments.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 75 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.
As of June 30, 2018, the following Engle progeny cases have resulted in judgments against Liggett:

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
In June 2013, the Fourth District Court of Appeal reversed and remanded the case for further proceedings regarding the amount of the award. Both sides sought discretionary review from the Florida Supreme Court. In February 2016, the Florida Supreme Court reinstated the jury's verdict. The defendants moved for clarification of that order. The court clarified that it reversed the district court's decision regarding the statute of repose only, leaving the remaining portions of the decision intact, which, among other things, reversed an approximately $3,000 compensatory award against Liggett. The case was remanded to the trial court for proceedings consistent with those portions of the district court's decision that were not reversed. In May 2017, the court granted Defendant's Motion for Remittitur and reduced the non-economic damages to $225. Plaintiff rejected the remittitur and a new trial was scheduled on non-economic damages. In connection with court ordered mediation, Liggett settled this matter in July 2018 and this case is now concluded.

April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the judgment and the case is concluded.
May 2012	Calloway v. R.J. Reynolds	Broward	—	—
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
In November 2014, the jury awarded compensatory damages in the amount of $15,000 with 15% fault apportioned to plaintiff and 85% to Philip Morris.  A joint and several judgment was entered in the amount of $12,750 on the compensatory damages. Judgment was also entered against Liggett for $300 in punitive damages. The Second District Court of Appeal reversed the trial court's decision to reduce the judgment by plaintiff's assessed fault and affirmed as to all other issues in that appeal. Defendants filed a notice to invoke the discretionary jurisdiction of the Florida Supreme Court. In June 2018, the court declined to exercise jurisdiction.

					Any potential liability as a result of the pending appeal is included in the amount Liggett paid under Engle Progeny Settlement II.
June 2015	Caprio v. R.J. Reynolds	Broward	—	—	This case was settled in December 2016 as part of Engle Progeny Settlement II and the case is concluded as to Liggett.
March 2017	Santoro v. R.J. Reynolds	Broward	160	—
In April 2017, the trial court entered a joint and several judgment against R.J. Reynolds, Philip Morris and Liggett for $1,027, for compensatory damages. Judgment was also entered against Liggett for $15 in punitive damages. A hearing on post trial motions occurred in October 2017. In December 2017, the court granted the motion to set aside the verdict as to all claims other than conspiracy. Defendants moved for rehearing with respect to that claim and plaintiff moved for entry of an amended final judgment to increase plaintiff’s recovery by the percentage of decedent’s fault in light of the Schoeff decision. The court denied defendants' remaining post trial motions and the motion for rehearing and granted, in part, plaintiff’s motion to amend the final judgment. The parties agreed that plaintiff is not entitled to punitive damages since the trial court vacated that portion of the verdict in which punitive damages were awarded. A joint and several amended final judgment in the amount of $1,605,000 was entered by the court in May 2018. Defendants appealed.

Total Damages Awarded:			24,505	10,800
Amounts accrued, paid or compromised:			(24,345)	(10,800)
Damages remaining on Appeal:			$160	$0

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

Judgments Paid. As of June 30, 2018, Liggett has paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. As of June 30, 2018, Liggett was fully accrued for the settlement of the Putney matter.
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

Maryland Cases

Liggett was a defendant in 16 multi-defendant personal injury cases in Maryland alleging claims arising from asbestos and tobacco exposure (“synergy cases”). In July 2016, the Court of Appeals (Maryland’s highest court) ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances, but plaintiffs must demonstrate at the trial court level how such cases may be joined while providing appropriate safeguards to prevent embarrassment, delay, expense or prejudice to defendants and “the extent to which, if at all, the special procedures applicable to asbestos cases should extend to tobacco companies.” The Court of Appeals remanded these issues to be determined at the trial court level. In June 2017, the trial court issued an order dismissing all synergy cases against the tobacco defendants, including Liggett, without prejudice. Plaintiffs may seek appellate review or file new cases against the tobacco companies.

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

Class Actions

As of June 30, 2018, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held. The stay order entered on March 16, 2016 stays the case pending completion of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett was severed from trial of the consolidated action. In May 2013, the jury rejected all but one of the plaintiffs’ claims finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The court entered judgment in October 2013, dismissing all claims against the non-Liggett defendants except the ventilated filter claim on behalf of 30 plaintiffs. In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In October 2017, the trial court vacated the case management orders for the second phase based on notice from the non-Liggett parties of a settlement with the remaining 30 plaintiffs. In December 2017, the court ordered plaintiffs’ counsel to confirm all remaining plaintiffs with claims against Liggett. The court further agreed that it would entertain a renewed motion by Liggett regarding the impact of the final judgment in favor of co-defendants on the claims against Liggett and whether those claims are barred by the doctrine of collateral estoppel. In March and April 2017, Liggett moved to dismiss a number of plaintiffs’ claims on various grounds.  The court granted the motions as to approximately 25 plaintiffs and reserved ruling as to other claims until additional information is provided by plaintiffs.  The parties have been ordered to mediate, but a date has not been selected. It is currently estimated that Liggett could be a defendant in approximately 60 individual cases.
Health Care Cost Recovery Actions
As of June 30, 2018, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered the following relief: (i) an injunction against “committing any act of racketeering” relating to the manufacturing, marketing, promotion, health consequences or sale of cigarettes in the United States; (ii) an injunction against participating directly or indirectly in the management or control of the Council for Tobacco Research, the Tobacco Institute, or the Center for Indoor Air Research, or any successor or affiliated entities of each; (iii) an injunction against “making, or causing to be made in any way, any material false, misleading, or deceptive statement or representation or engaging in any public relations or marketing endeavor that is disseminated to the United States’ public and that misrepresents or suppresses information concerning cigarettes”; (iv) an injunction against conveying any express or implied health message through use of descriptors on cigarette packaging or in cigarette advertising or promotional material, including “lights,” “ultra lights,” and “low tar,” which the court found could cause consumers to believe one cigarette brand is less hazardous than another brand; (v) the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke; (vi) the disclosure of defendants’ public document websites and the production of all documents

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

produced to the government or produced in any future court or administrative action concerning smoking and health; (vii) the disclosure of disaggregated marketing data to the government in the same form and on the same schedules as defendants now follow in disclosing such data to the Federal Trade Commission for a period of ten years; (viii) certain restrictions on the sale or transfer by defendants of any cigarette brands, brand names, formulas or cigarette business within the United States; and (ix) payment of the government’s costs in bringing the action. In June 2014, the court approved a consent agreement between the parties regarding the “corrective statements” to be issued by the defendants. In April 2018, the parties reached agreement on the implementation details of the “corrective statements” to be posted on the defendants’ websites and cigarette pack onserts. Liggett is not required to comply with the foregoing.
Upcoming Trials
As of June 30, 2018, there was one Engle progeny trial scheduled (March 11, 2019) through June 30, 2019, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and cases could be set for trial during this time.
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

The PMs have now settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share. The 2004 arbitration and separate court proceedings continue for states with which the PMs have not settled.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $24,460 for years 2013 - 2017 and by an additional $7,323 for the six months ended June 30, 2018. Liggett and Vector Tobacco may be entitled to further adjustments. As of June 30, 2018, Liggett and Vector Tobacco had accrued approximately $13,500 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of June 30, 2018, there remains approximately $33,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2017 NPM Adjustment disputes with the non-settling states.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett filed a demand for arbitration with AAA regarding certain of the issues that remain in dispute and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration. The proceedings before AAA have commenced.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2018 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2018	$12,385	$260	$12,645	$21,479	$19,840	$41,319
Expenses	79,739	525	80,264	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(5,703)	—	(5,703)
Change in MSA obligations capitalized as inventory	(275)	—	(275)	—	—	—
Payments	(9,463)	(250)	(9,713)	—	—	—
Reclassification to/(from) non-current liabilities	(647)	218	(429)	647	(218)	429
Interest on withholding	—	19	19	—	1,048	1,048
Balance as of June 30, 2018	$81,144	$772	$81,916	$16,423	$20,670	$37,093

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2017 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2017	$16,192	$3,659	$19,851	$22,257	$27,513	$49,770
Expenses	68,099	1,712	69,811	—		—
NPM Settlement adjustment	33	—	33	(928)	—	(928)
Change in MSA obligations capitalized as inventory	324	—	324	—	—	—
Payments	(14,296)	(5,368)	(19,664)	—	—	—
Reclassification to/(from) non-current liabilities	(2,313)	5,217	2,904	2,313	(5,217)	(2,904)
Interest on withholding		151	151	—	1,278	1,278
Balance as of June 30, 2017	$68,039	$5,371	$73,410	$23,642	$23,574	$47,216

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
In December 2017, Liggett and the Company received a demand for indemnification from Altria Group Inc. in connection with Eve Holdings’ 1998 sale of certain cigarette brands to Philip Morris. The indemnification demand relates to a lawsuit regarding a smoker’s use of L&M cigarettes.
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2018.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost — benefits earned during the period	$147	$141	$294	$282	$—	$1	$1	$3
Interest cost on projected benefit obligation	1,124	1,265	2,246	2,531	82	92	164	184
Expected return on assets	(1,393)	(1,356)	(2,786)	(2,712)	—	—	—	—
Amortization of net loss (gain)	451	502	903	1,003	(10)	(13)	(20)	(26)
Net expense	$329	$552	$657	$1,104	$72	$80	$145	$161

In accordance with the adoption of ASU 2017-07, the components of net periodic benefit cost other than the service cost component are included in Other, net in the Condensed Consolidated Statement of Operations.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.	INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense, adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. The Company’s tax rate does not bear a relationship to statutory tax rates due to a valuation allowance being established for expenses that are not deductible under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Specifically, the Tax Act establishes criteria that limit the amount of deductible annual interest expense but allows for an interest expense carry forward for any interest expense limitation applied to taxable income. The Company expects a portion of its interest expense in 2018 to be disallowed as a tax deduction and the Company does not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of its annual effective tax rate, the Company has established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2018. Further, based on available guidance for the Tax Act, the Company expects to receive an income tax deduction for any stock-based compensation granted as part of a binding agreement in effect prior to November 2, 2017 as well as any performance-based incentive plans that existed as part of a binding agreement in effect prior to November 2, 2017 but does not expect to receive an income tax deduction for any stock-based compensation granted in 2018. Upon the issuance of additional guidance related to the Tax Act, the Company’s expectations may change which could result in additional changes to the Company’s annual effective tax rate.
The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income before provision for income taxes	$31,756	$50,373	$37,368	$43,366
Income tax expense using estimated annual effective income tax rate	14,209	19,152	16,720	16,457
Changes in effective tax rates	455	(56)	—	—
Change in estimate for the impact of Tax Cuts and Jobs Act of 2017	(1,809)	—	(1,809)	—
Impact of discrete items, net	(95)	(269)	(203)	(412)
Income tax expense	$12,760	$18,827	$14,708	$16,045

The Company’s change in estimate for the impact of the Tax Cuts and Jobs Act of 2017 relates to increased deductions taken on the Company’s 2017 federal income tax return in conjunction with the Tax Act’s income tax rate reduction from 2017 to 2018. The discrete item for the six months ended June 30, 2018 are primarily related to an income tax deduction for stock-based compensation as well as a change in estimate for the impact of the Tax Act. The discrete item for the six months ended June 30, 2017 are primarily related to an income tax deduction as a result of adopting ASU 2016-09 and the results of an income tax audit completed during the six months ended June 30, 2017. In accordance with Topic 606, the Company plans to file an automatic method change related to revenue recognition and estimates a $5,217 current tax benefit related to the accounting method change. As a result of the accounting method change and limits imposed on the deductibility of interest expense by the Tax Act, the Company adjusted its estimated current year interest expense carry forward valuation allowance by $1,565, of which $734 was recognized for the three and six months ended June 30, 2018.
On December 22, 2017, the Tax Act was enacted and made significant changes to the Internal Revenue Code. Changes effective for tax years beginning after December 31, 2017 include, but are not limited to, a corporate tax rate decrease from 35% to 21% and a limit on interest expense deductions to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits disallowed interest expense to be carried forward indefinitely. The Company has calculated its best estimate of the impact of the Tax Act in its 2017 year-end income tax provision in accordance with its understanding of the Tax Act and guidance available as of the date of this filing. The Company’s estimate of the provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a benefit of $28,845 at December 31, 2017. The provisional estimates are

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

based on the Company’s initial analysis of the Tax Act. Given the significant complexity of the Tax Act, anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act, these estimates may be adjusted during 2018.
On December 22, 2017, SAB 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Upon refinement of certain estimates from those computed as of December 31, 2017, the Company has recorded an additional income tax benefit of $1,809 during the three and six months ended June 30, 2018. As the Company continues to analyze the Tax Act additional adjustments may be necessary.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$188,852	$188,852	$—	$—

Commercial paper (1)	47,326	—	47,326	—

Certificates of deposit (2)	2,235	—	2,235	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	42,338	42,338	—	—
Mutual funds invested in fixed-income securities	21,008	21,008	—	—
Total equity securities at fair value	63,346	63,346	—	—
Debt securities available for sale
U.S. government securities	28,324	—	28,324	—
Corporate securities	41,748	—	41,748	—
U.S. government and federal agency	3,576	—	3,576	—
Commercial mortgage-backed securities	412	—	412	—
Commercial paper	3,985	—	3,985	—
Index-linked U.S. bonds	2,335	—	2,335	—
Foreign fixed-income securities	1,500	—	1,500	—
Total debt securities available for sale	81,880	—	81,880	—

Total investment securities at fair value	145,226	63,346	81,880	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient	72,524	—	72,524	—

Total	$456,698	$252,733	$203,965	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$55,129	$—	$—	$55,129

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The fair value of the Level 2 certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is the rate offered by the financial institution. The fair value of investment securities at fair value included in Level 1 is based on quoted market prices from various stock exchanges. The Level 2 investment securities at fair value are based on quoted market prices of securities that are thinly traded, quoted prices for identical or similar assets in markets that are not active or inputs other than quoted prices such as interest rates and yield curves. The Level 2 long-term investments are based on NAV per share provided by the partnerships based on the indicated market value of the underlying assets or investment portfolio.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2018	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$55,129	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$19.08
			Convertible trading price (as a percentage of par value)	105.24%
			Volatility	17.84%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	5.5% - 6.5% (6.0%)

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

The Company’s business segments for the three and six months ended June 30, 2018 and 2017 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of conventional cigarettes. The Real Estate segment included the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the reduction in e-cigarette activities, results from the Company’s E-cigarette operations are now included in the Corporate and Other Segment and 2017 information has been recast to conform to the 2018 presentation. This change did not have an impact to the Company’s historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2018 and 2017 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended June 30, 2018
Revenues	$274,833		$206,655		$—	$481,488
Operating income (loss)	62,515	(1)	5,867		(6,521)	61,861
Equity in losses from real estate ventures	—		(2,112)		—	(2,112)
Depreciation and amortization	2,075		2,418		256	4,749

Three months ended June 30, 2017
Revenues	$272,177		$199,812		$—	$471,989
Operating income (loss)	64,281	(2)	16,586		(6,567)	74,300
Equity in earnings from real estate ventures	—		15,291		—	15,291
Depreciation and amortization	2,333		1,913		367	4,613

Six months ended June 30, 2018
Revenues	$541,949		$368,505		$—	$910,454
Operating income (loss)	125,926	(3)	(2,893)	(4)	(13,088)	109,945
Equity in losses from real estate ventures	—		(8,672)		—	(8,672)
Depreciation and amortization	4,112		4,707		517	9,336
Capital expenditures	2,072		6,529		15	8,616

Six months ended June 30, 2017
Revenues	$529,631		$357,566		$—	$887,197
Operating income (loss)	123,925	(5)	17,206		(13,410)	127,721
Equity in earnings from real estate ventures	—		26,404		—	26,404
Depreciation and amortization	4,753		4,135		754	9,642
Capital expenditures	2,049		6,291		6	8,346

(1)	Operating income includes $2,808 of income from MSA Settlements, and $525 of litigation judgment expense.

(2)	Operating income includes $102 of litigation judgment expense.

(3)	Operating income includes $6,298 of income from MSA Settlements, and $525 of litigation judgment expense.

(4)	Operating income includes $2,469 of litigation judgment income.

(5)	Operating income includes $895 of income from MSA Settlement, and $1,687 of litigation judgment expense.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.
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
Presented herein are Condensed Consolidating Balance Sheets as of June 30, 2018 and December 31, 2017, the related Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2018 and 2017, and the related Condensed Consolidating Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$185,781	$54,993	$81,640	$—	$322,414
Investment securities at fair value	117,886	27,340	—	—	145,226
Accounts receivable - trade, net	—	19,074	11,762	—	30,836
Intercompany receivables	34,605	—	—	(34,605)	—
Inventories	—	86,176	—	—	86,176
Income taxes receivable, net	6,152	—	11,759	(8,785)	9,126
Restricted assets	—	1,403	3,732	—	5,135
Other current assets	674	6,545	22,880	—	30,099
Total current assets	345,098	195,531	131,773	(43,390)	629,012
Property, plant and equipment, net	596	40,108	45,129	—	85,833
Investments in real estate, net	—	—	24,781	—	24,781
Long-term investments ($72,524 at fair value)	93,536	—	—	—	93,536
Investments in real estate ventures	—	—	151,364	—	151,364
Investments in consolidated subsidiaries	428,728	—	—	(428,728)	—
Restricted assets	1,479	897	3,980	—	6,356
Goodwill and other intangible assets, net	—	107,511	159,944	—	267,455
Prepaid pension costs	—	28,458	—	—	28,458
Other assets	13,251	12,807	21,058	—	47,116
Total assets	$882,688	$385,312	$538,029	$(472,118)	$1,333,911
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$184,417	$29,897	$327	$—	$214,641
Current portion of fair value of derivatives embedded within convertible debt	18,930	—	—	—	18,930
Current portion of employee benefits	—	952	—	—	952
Intercompany payables	—	831	33,774	(34,605)	—
Income taxes payable, net	—	8,922	—	(8,785)	137
Litigation accruals and current payments due under the Master Settlement Agreement	—	81,916	—	—	81,916
Other current liabilities	46,338	52,444	48,749	—	147,531
Total current liabilities	249,685	174,962	82,850	(43,390)	464,107
Notes payable, long-term debt and other obligations, less current portion	1,050,060	2,685	278	—	1,053,023
Fair value of derivatives embedded within convertible debt	36,199	—	—	—	36,199
Non-current employee benefits	46,300	16,226	—	—	62,526
Deferred income taxes, net	(822)	23,711	33,748	—	56,637
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,501	37,094	51,543	—	90,138
Total liabilities	1,382,923	254,678	168,419	(43,390)	1,762,630
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(500,235)	130,634	298,094	(428,728)	(500,235)
Non-controlling interest	—	—	71,516	—	71,516
Total stockholders' (deficiency) equity	(500,235)	130,634	369,610	(428,728)	(428,719)
Total liabilities and stockholders' deficiency	$882,688	$385,312	$538,029	$(472,118)	$1,333,911

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$274,953	$206,655	$(120)	$481,488
Expenses:
Cost of sales	—	192,761	140,005	—	332,766
Operating, selling, administrative and general expenses	8,320	16,570	61,566	(120)	86,336
Litigation settlement and judgment expense	—	525	—	—	525
Management fee expense	—	2,877	—	(2,877)	—
Operating (loss) income	(8,320)	62,220	5,084	2,877	61,861
Other income (expenses):
Interest expense	(47,738)	(676)	(7)	—	(48,421)
Change in fair value of derivatives embedded within convertible debt	10,717	—	—	—	10,717
Equity in losses from real estate ventures	—	—	(2,112)	—	(2,112)
Equity in earnings from investments	4,813	—	—	—	4,813
Equity in earnings in consolidated subsidiaries	52,092	—	—	(52,092)	—
Net gain recognized on equity securities	696	2,540	—	—	3,236
Management fee income	2,877	—	—	(2,877)	—
Other, net	556	770	336	—	1,662
Income before provision for income taxes	15,693	64,854	3,301	(52,092)	31,756
Income tax benefit (expense)	2,125	(15,688)	803	—	(12,760)
Net income	17,818	49,166	4,104	(52,092)	18,996
Net income attributed to non-controlling interest	—	—	(1,178)	—	(1,178)
Net income attributed to Vector Group Ltd.	$17,818	$49,166	$2,926	$(52,092)	$17,818
Comprehensive income attributed to non-controlling interest	$—	$—	$(1,178)	$—	$(1,178)
Comprehensive income attributed to Vector Group Ltd.	$18,137	$49,312	$2,926	$(52,238)	$18,137

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$272,297	$199,812	$(120)	$471,989
Expenses:
Cost of sales	—	186,907	127,987	—	314,894
Operating, selling, administrative and general expenses	8,996	18,537	55,280	(120)	82,693
Litigation settlement and judgment expense	—	102	—	—	102
Management fee expense	—	2,767	—	(2,767)	—
Operating (loss) income	(8,996)	63,984	16,545	2,767	74,300
Other income (expenses):
Interest expense	(45,883)	(802)	(6)	—	(46,691)
Change in fair value of derivatives embedded within convertible debt	8,134	—	—	—	8,134
Equity in earnings from real estate ventures	—	—	15,291	—	15,291
Equity in losses from investments	(1,442)	(17)	—	—	(1,459)
Equity in earnings in consolidated subsidiaries	54,828	—	—	(54,828)	—
Management fee income	2,767	—	—	(2,767)	—
Other, net	9	487	302	—	798
Income before provision for income taxes	9,417	63,652	32,132	(54,828)	50,373
Income tax benefit (expense)	17,394	(24,854)	(11,367)	—	(18,827)
Net income	26,811	38,798	20,765	(54,828)	31,546
Net income attributed to non-controlling interest	—	—	(4,735)	—	(4,735)
Net income attributed to Vector Group Ltd.	$26,811	$38,798	$16,030	$(54,828)	$26,811
Comprehensive income attributed to non-controlling interest	$—	$—	$(4,735)	$—	$(4,735)
Comprehensive income attributed to Vector Group Ltd.	$25,326	$37,112	$16,030	$(53,142)	$25,326

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$542,188	$368,505	$(239)	$910,454
Expenses:
Cost of sales	—	377,723	249,318	—	627,041
Operating, selling, administrative and general expenses	17,416	32,845	125,390	(239)	175,412
Litigation settlement and judgment income	—	525	(2,469)	—	(1,944)
Management fee expense	—	5,754	—	(5,754)	—
Operating (loss) income	(17,416)	125,341	(3,734)	5,754	109,945
Other income (expenses):
Interest expense	(92,969)	(1,343)	(56)	—	(94,368)
Change in fair value of derivatives embedded within convertible debt	21,284	—	—	—	21,284
Equity in losses from real estate ventures	—	—	(8,672)	—	(8,672)
Equity in earnings from investments	5,975	—	—	—	5,975
Equity in earnings in consolidated subsidiaries	86,513	—	—	(86,513)	—
Net gain (loss) recognized on equity securities	2,357	(1,866)	—	—	491
Management fee income	5,754	—	—	(5,754)	—
Other, net	488	1,547	678	—	2,713
Income (loss) before provision for income taxes	11,986	123,679	(11,784)	(86,513)	37,368
Income tax benefit (expense)	13,043	(31,548)	3,797	—	(14,708)
Net income (loss)	25,029	92,131	(7,987)	(86,513)	22,660
Net loss attributed to non-controlling interest	—	—	2,369	—	2,369
Net income (loss) attributed to Vector Group Ltd.	$25,029	$92,131	$(5,618)	$(86,513)	$25,029
Comprehensive loss attributed to non-controlling interest	$—	$—	$2,369	$—	$2,369
Comprehensive income (loss) attributed to Vector Group Ltd.	$25,598	$92,415	$(5,618)	$(86,797)	$25,598

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$529,870	$357,566	$(239)	$887,197
Expenses:
Cost of sales	—	362,661	228,156	—	590,817
Operating, selling, administrative and general expenses	18,231	36,689	112,291	(239)	166,972
Litigation settlement and judgment expense	—	1,687	—	—	1,687
Management fee expense	—	5,534	—	(5,534)	—
Operating (loss) income	(18,231)	123,299	17,119	5,534	127,721
Other income (expenses):
Interest expense	(91,230)	(1,670)	(12)	—	(92,912)
Change in fair value of derivatives embedded within convertible debt	16,705	—	—	—	16,705
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	26,404	—	26,404
Equity in losses from investments	(2,491)	(29)	—	—	(2,520)
Equity in earnings in consolidated subsidiaries	98,279	—	—	(98,279)	—
Management fee income	5,534	—	—	(5,534)	—
Other, net	448	949	681	—	2,078
(Loss) income before provision for income taxes	(25,096)	122,549	44,192	(98,279)	43,366
Income tax benefit (expense)	47,680	(47,405)	(16,320)	—	(16,045)
Net income	22,584	75,144	27,872	(98,279)	27,321
Net income attributed to non-controlling interest	—	—	(4,737)	—	(4,737)
Net income attributed to Vector Group Ltd.	$22,584	$75,144	$23,135	$(98,279)	$22,584
Comprehensive income attributed to non-controlling interest	$—	$—	$(4,737)	$—	$(4,737)
Comprehensive income attributed to Vector Group Ltd.	$21,223	$73,493	$23,135	$(96,628)	$21,223

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$88,944	$144,713	$4,109	$(115,340)	$122,426
Cash flows from investing activities:
Sale of investment securities	2,647	—	—	—	2,647
Maturities of investment securities	10,598	—	—	—	10,598
Purchase of investment securities	(12,402)	—	—	—	(12,402)
Investments in real estate ventures	—	—	(4,343)	—	(4,343)
Acquisition of a business	—	—	(403)	—	(403)
Distributions from investments in real estate ventures	—	—	27,134	—	27,134
Increase in cash surrender value of life insurance policies	(408)	(401)	—	—	(809)
Decrease in restricted assets	22	240	—	—	262
Investments in subsidiaries	(6,790)	—	—	6,790	—
Capital expenditures	(15)	(2,072)	(6,529)	—	(8,616)
Repayments of notes receivable	20,000	—	32	(20,000)	32
Pay downs of investment securities	928	—	—	—	928
Investments in real estate, net	—	—	(1,009)	—	(1,009)
Net cash provided by (used in) investing activities	14,580	(2,233)	14,882	(13,210)	14,019
Cash flows from financing activities:
Repayments of debt	—	(20,840)	(147)	20,000	(987)
Borrowings under revolver	—	134,310	—	—	134,310
Repayments on revolver	—	(137,877)	—	—	(137,877)
Capital contributions received	—	500	6,290	(6,790)	—
Intercompany dividends paid	—	(83,219)	(32,121)	115,340	—
Dividends and distributions on common stock	(112,462)	—	—	—	(112,462)
Distributions to non-controlling interest	—	—	(359)	—	(359)
Net cash used in financing activities	(112,462)	(107,126)	(26,337)	128,550	(117,375)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,938)	35,354	(7,346)	—	19,070
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$185,781	$55,529	$88,697	$—	$330,007

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$58,546	$138,336	$31,116	$(110,387)	$117,611
Cash flows from investing activities:
Sale of investment securities	22,396	—	—	—	22,396
Maturities of investment securities	93,368	—	—	—	93,368
Purchase of investment securities	(109,891)	—	—	—	(109,891)
Proceeds from sale or liquidation of long-term investments	—	—	466	—	466
Purchase of long-term investments	(26,000)	—	—	—	(26,000)
Investments in real estate ventures	—	—	(8,454)	—	(8,454)
Investments in real estate, net	—	—	(205)	—	(205)
Distributions from investments in real estate ventures	—	—	23,338	—	23,338
Increase in cash surrender value of life insurance policies	(447)	(407)	—	—	(854)
Decrease in restricted assets	233	1,785	527	—	2,545
Issuance of notes receivable	—	—	(1,500)	—	(1,500)
Pay downs of investment securities	1,620	—	—	—	1,620
Proceeds from sale of fixed assets	—	75	—	—	75
Investments in subsidiaries	(5,749)	—	—	5,749	—
Capital expenditures	(6)	(2,049)	(6,291)	—	(8,346)
Net cash (used in) provided by investing activities	(24,476)	(596)	7,881	5,749	(11,442)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	—	20	—	850,020
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(1,058)	(87)	—	(836,145)
Borrowings under revolver	—	110,979	—	—	110,979
Repayments on revolver	—	(129,479)	—	—	(129,479)
Capital contributions received	—	300	5,449	(5,749)	—
Intercompany dividends paid	—	(83,765)	(26,622)	110,387	—
Dividends and distributions on common stock	(104,750)	—	—	—	(104,750)
Proceeds from issuance of Vector common stock	43,230	—	—	—	43,230
Distributions to non-controlling interest	—	—	(165)	—	(165)
Net cash used in financing activities	(65,720)	(103,023)	(21,405)	104,638	(85,510)
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,650)	34,717	17,592	—	20,659
Cash, cash equivalents and restricted cash, beginning of period	279,815	19,684	99,079	—	398,578
Cash, cash equivalents and restricted cash, end of period	$248,165	$54,401	$116,671	$—	$419,237

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2017 and Notes thereto, included in our 2017 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2018 and 2017.

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

Recent Developments
Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in state Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. The Special Master entered a scheduling order setting a hearing on July 23, 2018 for a determination of damages, if any. Liggett filed a demand for arbitration regarding certain of the issues that remain in dispute and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration.
20 Times Square. On April 30, 2018, the closing occurred for the sale of the underlying real estate of our 20 Times Square venture. We received an initial distribution of $27,300 in connection with the closing. In addition, after completion of the development, we will receive a percentage of any residual proceeds after repayment of debt and closing costs in accordance with our ownership interest. The venture agreed that upon closing of this real estate sale it would enter into an agreement that would require it to complete the construction of 20 Times Square. We recognized equity in earnings of $2,195 in connection with the transaction. In addition, we agreed, as a partner in Witkoff GP Partners to fund $3,643 of the $650,000 senior mortgage associated with the property, which has an initial term of four months and bears interest at a blended annual rate of 9.65%.
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
Long-Term Investments and Impairments. After the adoption of ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) during the first quarter of 2018, we had long-term investments of $93,536, of which $72,524 were accounted for at fair value that qualify for the net asset valuation (“NAV”) practical expedient and $21,012 were accounted for under the equity method as of June 30, 2018. Our investments accounted for at fair value consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the NAV. The change in the fair value of the investments based upon the NAV practical expedient is recognized as income or loss during the period in our condensed consolidated statement of operations.
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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2018 and 2017 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. As a result of the reduction in e-cigarette activities, results from our E-cigarette operations are now included in the Corporate and Other Segment and 2017 information has been recast to conform to the 2018 presentation.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
Revenues:
Tobacco	$274,833		$272,177		$541,949		$529,631
Real estate	206,655		199,812		368,505		357,566
Total revenues	$481,488		$471,989		$910,454		$887,197
Operating income (loss):
Tobacco	$62,515	(1)	$64,281	(2)	$125,926	(3)	$123,925	(5)
Real estate	5,867		16,586		(2,893)	(4)	17,206
Corporate and other	(6,521)		(6,567)		(13,088)		(13,410)
Total operating income	$61,861		$74,300		$109,945		$127,721
____________________

(1)	Operating income includes $2,808 of income from MSA Settlements, and $525 of litigation judgment expense.
(2) Operating income includes $102 of litigation judgment expense.
(3) Operating income includes $6,298 of income from MSA Settlements and $525 of litigation judgment expense.

(4)	Operating income includes $2,469 of litigation judgment income.

(5)	Operating income includes $895 of income from MSA Settlement and $1,687 of litigation judgment expense.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues. Total revenues were $481,488 for the three months ended June 30, 2018 compared to $471,989 for the three months ended June 30, 2017. The $9,499 (2.0%) increase in revenues was primarily due to a $6,843 increase in Real Estate revenues primarily related to Douglas Elliman’s brokerage revenues and a $2,656 increase in Tobacco revenues.
Cost of sales. Total cost of sales was $332,766 for the three months ended June 30, 2018 compared to $314,894 for the three months ended June 30, 2017. The $17,872 (5.7%) increase in cost of sales was primarily due to a $5,854 increase in Tobacco cost of sales due to increased sales volume and a $12,018 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions.
Expenses. Operating, selling, general and administrative expenses were $86,336 for the three months ended June 30, 2018 compared to $82,693 for the same period last year. The $3,643 (4.4%) increase in operating, selling and administrative expenses was due to a $5,544 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman. This was offset by a $1,855 decline in Tobacco operating, selling, general and administrative expenses and a $46 decline in Corporate and Other expense.
Operating income. Operating income was $61,861 for the three months ended June 30, 2018 compared to $74,300 for the same period last year. The $12,439 (16.7%) decline in operating income was due to a $10,719 decline in Real Estate operating income, primarily related to Douglas Elliman’s operations, and a $1,766 decline in Tobacco operating income. This was offset by a decline of $46 in Corporate and Other expenses.
Other income (expenses). Other expenses were $30,105 and $23,927 for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, other expenses primarily consisted of interest expense of $48,421 and equity in losses from real estate ventures of $2,112. This was offset by income of $10,717 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $4,813, net gain recognized on equity securities of $3,236 and other income of $1,662. For the three months ended June 30, 2017, other expenses primarily consisted of interest expense of $46,691 and equity in losses from investments of $1,459. This was offset by income of $8,134 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $15,291, and other income of $798.
Income before provision for income taxes. Income before income taxes was $31,756 and $50,373 for the three months ended June 30, 2018 and 2017, respectively.
Income tax expense. Income tax expense was $12,760 and $18,827 for the three months ended June 30, 2018 and 2017, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. For the three months ended June 30, 2018, our income tax expense was lower than our estimated effective annual rate by $1,904 primarily due to a change in estimate for the effects of the Tax Act. Our estimated effective annual rate was increased because we adjusted our estimated current year interest expense carry forward valuation allowance by $1,565, of which $734 was recognized for the three months ended June 30, 2018 due to the adoption of Topic 606.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.90 per carton in March 2018, $1.00 per carton in September 2017 and $ 0.80 per carton in March 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in November 2017.
All of our Tobacco sales were in the discount category in 2018 and 2017. For the three months ended June 30, 2018, Tobacco revenues were $274,833 compared to $272,177 for the three months ended June 30, 2017. Revenues increased by $2,656 (1.0%) on a 0.5% (11.3 million units) increase in sales volume. The adoption of the revenue standards in Topic 606 decreased revenues by $311 in the second quarter of 2018. The increase in unit sales volume created a favorable volume variance of $1,344 and a favorable net pricing variance of $1,623. We believe that second-quarter 2018 unit volume may have been lowered as a result of wholesalers purchasing product in the first quarter of 2018 in anticipation of the March 2018 price increases.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2018		2017

Manufacturing overhead, raw materials and labor	$30,973		$30,504
Customer shipping and handling	1,318		—
Federal Excise Taxes, net	115,970		115,194
FDA expense	5,711		5,039
MSA expense, net of market share exemption	38,789	(1)	36,170
Total cost of sales	$192,761		$186,907

(1) Includes $2,808 reduction in expense from MSA Settlements.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of June 30, 2018, we estimate taxable shipments in the U.S. will decline by 5% in 2018. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market.
Tobacco gross profit was $82,072 for the three months ended June 30, 2018 compared to $85,270 for the three months ended June 30, 2017. The adoption of Topic 606 decreased margins by $1,830 in the second quarter of 2018. The remainder of the $3,198 (3.8%) decline in gross profit was due primarily to higher FDA and MSA unit costs partially offset by the favorable volume and net pricing variances discussed above. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 51.7% in the 2018 period and 54.3% in the 2017 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $19,032 and $20,887 for the three months ended June 30, 2018 and 2017, respectively. The $1,855 (8.9%) decline was due primarily to the adoption of Topic 606 in 2018. Total tobacco product liability legal expenses, including settlements and judgments, were $2,076 and $1,683 for the three months ended June 30, 2018 and 2017, respectively.
Tobacco operating income. Tobacco operating income was $62,515 for the three months ended June 30, 2018 compared to $64,281 for the same period last year. The Tobacco operating income decline of $1,766 (2.7%) was primarily due to decreased gross profit margins discussed above.
Real Estate.
Real Estate revenues. Real Estate revenues were $206,655 and $199,812 for the three months ended ended June 30, 2018 and 2017, respectively. Real Estate revenues increased by $6,843 (3.4%), primarily related to an increase of $6,460 in Douglas Elliman’s Commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s acquisition of Teles ($18,779) in its California market and existing-home sales in its Florida market of $11,012 and increased revenues generated from Douglas Elliman’s development marketing division. The amount was partially offset by Douglas Elliman’s existing-home sales in the New York City Standard Metropolitan Statistical Area. As a result of the adoption of Topic 606, Douglas Elliman’s revenues for the three months ended June 30, 2018 were lower by $5,873 when compared to the revenue recognition accounting policies for the three months ended June 30, 2017.

Real Estate revenues and cost of sales for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended
	June 30,
	2018	2017
Real Estate Revenues:
Commission and other brokerage income	$194,936	$188,476
Property management income	8,741	8,573
Title fees	1,922	1,661
Sales on facilities primarily from Escena	1,056	1,102
Total real estate revenues	$206,655	$199,812

Real Estate Cost of Sales:
Real estate agent commissions	$138,648	$126,755
Cost of sales on facilities primarily from Escena	884	938
Title fees	473	294
Total real estate cost of sales	$140,005	$127,987
___________________________________

Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $11,893 as a result of an increase in sales volume. Douglas Elliman’s gross margin on real estate brokerage income declined from 32.7% for the three months ended June 30, 2017 to 28.9% for the three months ended June 30, 2018 primarily as a result of an increase in percentages of commission income generated from markets with traditionally lower gross margins and the adoption of Topic 606.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $60,783 and $55,239 for the three months ended June 30, 2018 and 2017, respectively.
Real Estate operating income. The Real Estate segment had operating income of $5,867 and $16,586 for the three months ended June 30, 2018 and 2017, respectively. The decline in operating income of $10,719 was primarily related to decreased operating income at Douglas Elliman. The decreased operating income at Douglas Elliman was the result of a higher percentage of revenue generated from markets with traditionally lower gross margins in addition to increased expenses associated in Douglas Elliman’s expansion markets and advertising expenses. Douglas Elliman’s operating income for the three months ended June 30, 2018 was lower by $2,870 as a result of the adoption of Topic 606.
Corporate and Other.
Corporate and other operating loss. The operating loss at the corporate segment was $6,521 for the three months ended June 30, 2018 compared to $6,567 for the same period in 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues. Total revenues were $910,454 for the six months ended June 30, 2018 compared to $887,197 for the six months ended June 30, 2017. The $23,257 (2.6%) increase in revenues was primarily due to a $12,318 increase in Tobacco revenues and a $10,939 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues.
Cost of sales. Total cost of sales was $627,041 for the six months ended June 30, 2018 compared to $590,817 for the six months ended June 30, 2017. The $36,224 (6.1%) increase in cost of sales was primarily due to a $21,162 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions and a $15,062 increase in Tobacco cost of sales primarily related to increased sales volume.
Expenses. Operating, selling, general and administrative expenses were $175,412 for the six months ended June 30, 2018 compared to $166,972 for the same period last year. The $8,440 (5.1%) increase was due to a $12,345 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman. This was offset by a $3,583 decline in Tobacco operating, selling, general and administrative expenses and a $322 decline in Corporate and Other expense.

Operating income. Operating income was $109,945 for the six months ended June 30, 2018 compared to $127,721 for the same period last year, a decline of $17,776 (13.9%). Real Estate operating income declined by $20,099 primarily related to Douglas Elliman’s operations, while Tobacco operating income increased by $2,001 and Corporate and Other expenses declined by $322.
Other income (expenses). Other expenses were $72,577 and $84,355 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, other expenses primarily consisted of interest expense of $94,368, and equity in losses from real estate ventures of $8,672. This was offset by income of $21,284 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $5,975, net gain recognized on equity securities of $491 and other income of $2,713. For the six months ended June 30, 2017, other expenses primarily consisted of interest expense of $92,912, loss on extinguishment of debt of $34,110, and equity in losses from investments of $2,520. This was offset by income of $16,705 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $26,404 and other income of $2,078.
Income before provision for income taxes. Income before income taxes was $37,368 for the six months ended June 30, 2018 compared to loss before income taxes of $43,366 for the six months ended June 30, 2017.
Income tax expense. Income tax expense was $14,708 for the six months ended June 30, 2018 compared to income tax expense of $16,045 for the six months ended June 30, 2017. Our provision for income taxes in interim periods is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our effective income tax rate does not bear a relationship to statutory income tax rates due to a valuation allowance being established for items under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Specifically, the Tax Act establishes criteria that limit the amount of deductible annual interest expense but allows for an interest expense carry forward for any interest expense limitation applied to taxable income. We expect a portion of the interest expense in 2018 to be disallowed as a tax deduction and we do not expect any of the disallowed interest expense to be tax deductible in the future. Further, based on available guidance for the Tax Act, we expect to receive an income tax deduction for any stock-based compensation granted as part of a binding agreement in effect prior to November 2, 2017 as well as any performance based incentive plans that existed as part of a binding agreement in effect prior to November 2, 2017 but do not expect to receive an income tax deduction for any stock-based compensation granted in 2018. Upon the issuance of additional guidance related to the Tax Act, our expectations may change which could result in additional changes to our annual effective tax rate. For the six months ended June 30, 2018, our income tax expense was $2,012 less than tax expense computed when applying our estimated annual effective tax rate to year-to-date income primarily due to changes in estimates of the impact of the Tax Act. In accordance with Topic 606, we plan to file an automatic method change related to revenue recognition and estimate a $5,217 current tax benefit related to the accounting method change. As a result of the accounting method change and limits imposed on the deductibility of interest expense by the Tax Act, we adjusted our estimated current year interest expense carry forward valuation allowance by $1,565, of which $734 was recognized for the six months ended June 30, 2018.

Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.90 per carton in March 2018, $1.00 per carton in September 2017 and $0.80 per carton in March 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in November 2017.
All of our Tobacco sales were in the discount category in 2018 and 2017. For the six months ended June 30, 2018, Tobacco revenues were $541,949 compared to $529,631 for the six months ended June 30, 2017. Revenues increased by $12,318 (2.3%) due primarily to a 1.7% (77.2 million units) increase in unit sales volume. The increase in sales volume created a favorable volume variance of $9,164 combined with a favorable net price variance of $3,838 as a result of price increases in March 2018 and March, September and November 2017. The adoption of Topic 606 decreased revenues by $684 for the six months ended June 30, 2018.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2018		2017

Manufacturing overhead, raw materials and labor	$61,525		$60,734
Customer shipping and handling	2,670		—
Federal Excise Taxes, net	228,771		224,562
FDA expense	11,316		10,162
MSA expense, net of market share exemption	73,441	(1)	67,203	(2)
Total cost of sales	$377,723		$362,661

(1) Includes $6,298 reduction in expense from MSA Settlements.
(2) Includes $895 reduction in expense from MSA Settlement.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of June 30, 2018, we estimate taxable shipments in the U.S. will decline by 5% in 2018. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market.
Tobacco gross profit was $164,226 for the six months ended June 30, 2018 compared to $166,970 for the six months ended June 30, 2017. The $2,744 (1.6%) decline in gross profit was due primarily to the adoption of Topic 606 which decreased margins by $3,690 and was partially offset by the favorable volume and net pricing variances discussed above. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit was 52.4% in the 2018 period and 54.7% in the 2017 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $37,775 for the six months ended June 30, 2018 compared to $41,358 for the six months ended June 30, 2017. The $3,583 (8.7%) decline was due primarily to the adoption of Topic 606 in 2018. Tobacco product liability legal expenses, including settlements and judgments, were $3,584 and $4,820 for the six months ended June 30, 2018 and 2017, respectively.
Tobacco operating income. Tobacco operating income was $125,926 for the six months ended June 30, 2018 compared to $123,925 for the same period last year. The Tobacco operating income increase of $2,001 (1.6%) was primarily due to a reduction in expenses associated with legal settlements and favorable volume and net pricing variances.
Real Estate.
Real Estate revenues. Real Estate revenues were $368,505 and $357,566 for the six months ended ended June 30, 2018 and 2017, respectively. Real Estate revenues increased by $10,939 (3.1%), which was primarily related to an increase of $9,683 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was related to increased commission and other brokerage income generated from Douglas Elliman’s acquisition of Teles in its California market ($33,069) and existing-home sales in its Florida ($12,482) market. The amount was partially offset primarily by Douglas Elliman’s existing-home sales in New York City. As a result of the adoption of Topic 606, Douglas Elliman’s revenues for the six months ended June 30, 2018 were lower by $7,828 when compared to the revenue recognition accounting policies for the six months ended June 30, 2017.

Real Estate revenues and cost of sales for the six months ended ended June 30, 2018 and 2017, respectively, were as follows:

	Six Months Ended
	June 30,
	2018	2017
Real Estate Revenues:
Commission and other brokerage income	$345,052	$335,369
Property management income	17,079	16,356
Title fees	2,911	2,522
Sales on facilities primarily from Escena	3,463	3,319
Total real estate revenues	$368,505	$357,566

Real Estate Cost of Sales:
Real estate agent commissions	$246,674	$225,658
Cost of sales on facilities primarily from Escena	1,976	2,058
Title fees	668	440
Total real estate cost of sales	$249,318	$228,156
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $21,016 as a result of an increase in sales volume. Douglas Elliman’s gross margin on real estate brokerage income declined from 32.7% for the six months ended June 30, 2017 to 28.5% for the six months ended June 30, 2018 primarily as a result of an increase in percentages of commission income generated from markets with traditionally lower gross margins and the adoption of Topic 606.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses, excluding settlements and judgments, were $124,549 and $112,204 for the six months ended June 30, 2018 and 2017, respectively.
Real Estate operating (loss) income. The Real Estate segment had operating loss of $2,893 for the six months ended June 30, 2018 and operating income of $17,206 for the six months ended June 30, 2017. The decline in operating income was $20,099. The decreased operating income at Douglas Elliman was the result of a higher percentage of revenue generated from markets with traditionally lower gross margins in addition to increased expenses associated in Douglas Elliman’s expansion markets, advertising, and brokerage administrative expenses. Douglas Elliman’s operating loss for the six months ended June 30, 2018 was increased by $5,095 as a result of the adoption of Topic 606.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $13,088 for the six months ended June 30, 2018 compared to $13,410 for the same period in 2017.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2018:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2018	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$14,476	$—	$14,476	$—	TBD		N/A		1		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,699	7,606	10,305	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$17,175	$7,606	$24,781	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(2,355)	2,844	489	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	9,017	13,807	—	97,000	SF	—		27	R	May 2014	September 2018
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	8,094	267	—	252,000	SF	80,000	SF	452	H	September 2013	August 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	2,083	(1,106)	977	—	330,000	SF	1,700	SF	157	R	September 2014	June 2019
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	1,114	3,150	4,264	—	130,000	SF	—		57	R	Fall 2015	September 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		11 367	R H	June 2014	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(57)	1,457	1,400		65,000	SF	—		86	R	September 2014	August 2018
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	19,630	2,777	22,407	—	160,000	SF	TBD		70	R	October 2015	September 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.3%	5,992	(5,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	(74)	(1,626)	—	210,000	SF	—		20 190	R H	May 2015	November 2018
The Eleventh (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	5,413	22,413	—	630,000	SF	85,000	SF	236 137	R H	September 2016	November 2019
Monad Terrace	Miami Beach, FL	May 2015	18.5%	7,635	1,337	8,972	—	160,000	SF	—		59	R	May 2016	December 2020
Takanasee	Long Branch, NJ	December 2015	22.8%	5,296	1,534	6,830	—	63,000	SF	—		13	R	June 2017	TBD
New Brookland	Brooklyn, NY	April 2017	9.8%	402	53	455	—	24,000	SF	—		33	R	August 2017	March 2019
Dime	Brooklyn, NY	November 2017	19.8%	8,650	686	9,336	—	100,000	SF	150,000	SF	177	R	May 2017	September 2019
Condominium and Mixed Use Development				$12,579	$77,412	$89,991	$—

1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	$14,711	$(7,084)	$7,627	$—	260,000	SF	25,000	SF	391	R	March 2014	Complete
Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	910	(910)	—	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio		November 2013	16.3%	(1,584)	1,626	42	—	N/A		N/A		N/A		N/A	N/A
Apartment Buildings				$14,037	$(6,368)	$7,669	$—

Park Lane Hotel	Central Park South, Manhattan, NY	November 2013	5.2%	$31,012	$(12,679)	$18,333	$—	446,000	SF	—		628	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,816)	2,232	—	52	Acres	—		101	H	N/A	N/A
Hotels				$37,060	$(16,495)	$20,565	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,826	$(2,777)	$2,049	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.9%	14,898	1,546	16,444	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$19,724	$(1,231)	$18,493	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$13,512	$(659)	$12,853	$1,800	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$13,512	$(659)	$12,853	$1,800

Investments in real estate ventures				$96,912	$52,659	$149,571	$1,800

Total Carrying Value				$114,087	$60,265	$174,352

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

(2) Carrying value as of June 30, 2018, includes non-controlling interest of $2,050 and $0 respectively.
(3) The Witkoff GP Partner venture consisted of a $1,650 investment in 500 Broadway, a $7,067 investment in Fontainebleau Las Vegas, $493 investment in 1568 Broadway debt, and a $3,643 investment in 701 7th debt.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots
Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $1,793 as of June 30, 2018. New Valley has capitalized $31,455 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of June 30, 2018. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the quarter, $595 of previously capitalized interest was recognized as equity in losses from real estate ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $19,070 and $20,659 for the six months ended June 30, 2018 and 2017, respectively.
Cash provided from operations was $122,426 and $117,611 for the six months ended June 30, 2018 and 2017, respectively. The increase primarily related to increased accruals under the Master Settlement Agreement due to increased unit sales, declines in cash interest expense and the absence of the redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021. These were offset by a decline in operating income and decreases in distributions from investments in real estate ventures.
Cash provided by investing activities was $14,019 and cash used in investing activities was $11,442 for the six months ended June 30, 2018 and 2017, respectively. In the first six months of 2018, cash provided by investing activities was from the sale of debt securities available for sale of $2,647, pay downs of investment securities of $928, maturities of debt securities available for sale of $10,598, distributions from investments in real estate ventures of $27,134, repayments of notes receivable of $32, and a decrease in restricted assets of $262. This was offset by the purchase of debt securities available for sale of $12,402, investments in real estate ventures of $4,343, capital expenditures of $8,616, investments in real estate, net of $1,009, an increase in cash surrender value of corporate-owned life insurance policies of $809, and acquisition of a business of $403. In the first six months of 2017, cash used in investing activities was for the purchase of investment securities of $109,891, investments in real estate ventures of $8,454, capital expenditures of $8,346, investments in real estate, net of $205, an increase in cash surrender value of corporate-owned life insurance policies of $854, issuance of notes receivable of $1,500, and purchase of long-term investments of $26,000. This was offset by the sale of investment securities of $22,396, pay downs of investment securities of $1,620, a decrease in restricted assets of $2,545, the maturities of investment securities of $93,368, distributions from investments in real estate ventures of $23,338, proceeds from the sale or liquidation of long-term investments of $466, and proceeds from the sale of fixed assets of $75.
Cash used in financing activities was $117,375 and $85,510 for the six months ended June 30, 2018 and 2017, respectively. In the first six months of 2018, cash was used for the dividends and distributions on common stock of $112,462, repayments of debt of $987, net repayments of debt under the revolver of $3,567 and distribution to non-controlling interest of $359. In the first six months of 2017, cash was used for the dividends and distributions on common stock of $104,750, repayments of debt of $836,145, net repayments of debt under the revolver of $18,500, distribution to non-controlling interest of $165, and payment of deferred financing costs of $19,200. This was offset by proceeds from debt issuance of $850,020, and proceeds of issuance of our common stock of $43,230.
For the years ended December 31, 2017, 2016 and 2015, our cash payments of dividends and distributions on common stock exceeded our cash from operations by $79,902, $101,311 and $43,672. During 2018, we have significant liquidity commitments at our corporate level (not including our tobacco and real estate operations) that require the use of our existing cash resources.  These include cash interest expense of approximately $106,300, dividends on our outstanding common shares of approximately $222,900 and other corporate expenses and taxes. In order to meet the above liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents.  Should these resources be insufficient to meet the upcoming liquidity needs, we may also be required to liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of June 30, 2018, we had cash and cash equivalents of $322,414 (including $80,575 of cash at Douglas Elliman and $53,952 of cash at Liggett), investment securities, which were carried at $145,226 (see Note 4 to condensed consolidated financial statements) and long-term investments, which were carried at $93,536 (and, based on market prices as of June 30, 2018, had a fair value of $158,584 at June 30, 2018 (see Note 5 to condensed consolidated financial statements)). As of June 30, 2018, our investments in real estate ventures were carried at $151,364 and our investments in real estate, net was carried at $24,781.
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
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of June 30, 2018, $30,751 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was $18,868 based on eligible collateral at June 30, 2018. At June 30, 2018, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $249,884 for the last twelve months ended June 30, 2018.
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

	Indenture	June 30, 2018
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$350,574
Leverage ratio, as defined	<3.0 to 1	2.05 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.9 to 1

As of June 30, 2018 and December 31, 2017, we were in compliance with all debt covenants in place at those times.

We and our subsidiaries have significant indebtedness and debt service obligations. At June 30, 2018, we and our subsidiaries had total outstanding indebtedness of $1,371,938, of which $230,000 of our 7.5% convertible notes mature in 2019, $258,750 of our 5.5% variable interest senior convertible notes mature in 2020, and $850,000 of our 6.125% Senior Secured Notes mature in 2025. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. Our 7.5% convertible notes mature on January 15, 2019 and have a conversion price of $14.50 per common share and, based on current stock prices, we believe the notes will convert into approximately 15,867,000 shares of our common stock; however, there can be no guarantee that these notes will convert into shares of common stock, and depending on the prevailing market prices of our common stock, we may be required to pay the full principal amount of these notes in cash at maturity, which could materially and adversely affect our liquidity and cash flow. Further, if we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $322,400, investment securities at fair value of approximately $145,200, long-term investments with an estimated value of approximately $158,600 and availability under Liggett’s credit facility of approximately $18,900 at June 30, 2018. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of June 30, 2018, approximately $30,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2018, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $308.
In addition, as of June 30, 2018, $404,389 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Changes in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Changes in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $359 with approximately $52 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $307 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $8,300 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $55,252 and $54,897. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $55,129 as of June 30, 2018. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.

We also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

Equity Security Price Risk

As of June 30, 2018, we held various investments in equity securities with a fair value of $135,870. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.

Upon our adoption of the Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, we now record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of June 30, 2018, under the new standard, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $13,587.

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

Liggett also received a letter from FDA requesting additional information on certain products subject to provisional applications. The letter requested that Liggett certify the date on which each listed product was introduced or delivered for introduction into interstate commerce for commercial distribution in the United States between February 15, 2007 and March 22, 2011. On April 12, 2018, Liggett provided the requested certification for all of the products identified in the FDA letter. On May 21, 2018, FDA sent a letter to Liggett stating that the products identified in the letter would be removed from review unless one of the Conditions occurs.

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

There have not been any changes in our internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Liggett also received a letter from FDA requesting additional information on certain products subject to provisional applications. The letter requested that Liggett certify the date on which each listed product was introduced or delivered for introduction into interstate commerce for commercial distribution in the United States between February 15, 2007 and March 22, 2011. On April 12, 2018, Liggett provided the requested certification for all of the products identified in the FDA letter. On May 21, 2018, FDA sent a letter to Liggett stating that the products identified in the letter would be removed from review unless one of the Conditions occurs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act of 1933 have been issued or sold by us during the three months ended June 30, 2018.

Item 6.    Exhibits:

10.1	Restricted Share Award Agreement, dated as of May 29, 2018, between Vector Group Ltd. and Marc N. Bell.

12.1	Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2017 and for each of the six months within the periods ended June 30, 2018 and 2017.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings

101.INS

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 7, 2018