Form 10-Q
period 2018-09-30
VECTOR GROUP LTD
filed 2018-11-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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
☐ Yes ☒ No

At November 2, 2018, Vector Group Ltd. had 140,914,642 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$363,719	$301,353
Investment securities at fair value	135,246	150,489
Accounts receivable - trade, net	27,918	29,481
Inventories	84,293	89,790
Income taxes receivable, net	—	11,217
Restricted assets	4,821	10,258
Other current assets	45,671	21,121
Total current assets	661,668	613,709
Property, plant and equipment, net	86,325	85,516
Investments in real estate, net	25,198	23,952
Long-term investments (of which $58,787 and $0 were carried at fair value)	76,452	81,291
Investments in real estate ventures	142,988	188,131
Restricted assets	6,296	3,488
Goodwill and other intangible assets, net	267,033	267,708
Prepaid pension costs	28,838	27,697
Other assets	52,076	36,786
Total assets	$1,346,874	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$234,756	$33,820
Current portion of fair value of derivatives embedded within convertible debt	12,851	—
Current payments due under the Master Settlement Agreement	129,795	12,384
Current portion of employee benefits	952	952
Income taxes payable, net	5,079	100
Litigation accruals	254	260
Other current liabilities	140,409	157,123
Total current liabilities	524,096	204,639
Notes payable, long-term debt and other obligations, less current portion	1,058,372	1,194,244
Fair value of derivatives embedded within convertible debt	32,273	76,413
Non-current employee benefits	62,659	62,242
Deferred income taxes, net	51,587	58,801
Payments due under the Master Settlement Agreement	16,383	21,479
Litigation accruals	21,224	19,840
Other liabilities	52,730	22,380
Total liabilities	1,819,324	1,660,038
Commitments and contingencies (Note 8)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,140,914,642 and 134,365,424 shares issued and outstanding	14,092	13,437
Accumulated deficit	(541,202)	(414,785)
Accumulated other comprehensive loss	(17,720)	(12,571)
Total Vector Group Ltd. stockholders' deficiency	(544,830)	(413,919)
Non-controlling interest	72,380	82,159
Total stockholders' deficiency	(472,450)	(331,760)
Total liabilities and stockholders' deficiency	$1,346,874	$1,328,278

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Tobacco*	$302,009	$294,245	$843,958	$823,876
Real estate	211,860	190,860	580,365	548,426
Corporate and Other	—	(480)	—	(480)
Total revenues	513,869	484,625	1,424,323	1,371,822

Expenses:
Cost of sales:
Tobacco*	219,769	207,800	597,492	570,461
Real estate	140,533	130,316	389,851	358,472
Total cost of sales	360,302	338,116	987,343	928,933

Operating, selling, administrative and general expenses	87,549	82,682	262,961	249,654
Litigation settlement and judgment expense (income)	—	4,104	(1,944)	5,791
Operating income	66,018	59,723	175,963	187,444

Other income (expenses):
Interest expense	(51,084)	(43,234)	(145,452)	(136,146)
Loss on extinguishment of debt	—	—	—	(34,110)
Change in fair value of derivatives embedded within convertible debt	10,005	9,437	31,289	26,142
Equity in earnings (losses) from real estate ventures	294	(47)	(8,378)	26,357
Equity in earnings (losses) from investments	3,230	(303)	9,205	(2,823)
Net loss recognized on equity securities	(797)	—	(306)	—
Other, net	2,048	1,374	4,761	3,452
Income before provision for income taxes	29,714	26,950	67,082	70,316
Income tax expense	14,686	6,472	29,394	22,517

Net income	15,028	20,478	37,688	47,799

Net income attributed to non-controlling interest	(3,026)	(1,214)	(657)	(5,951)

Net income attributed to Vector Group Ltd.	$12,002	$19,264	$37,031	$41,848

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.07	$0.13	$0.23	$0.27

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.07	$0.13	$0.23	$0.27

Dividends declared per share	$0.38	$0.36	$1.14	$1.09

* Revenues and cost of sales include federal excise taxes of $130,428, $126,912, $359,199 and $351,474, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income	$15,028	$20,478	$37,688	$47,799

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(168)	638	(1,090)	(2,581)
Net unrealized losses (gains) reclassified into net income	165	(43)	989	(104)
Net unrealized (losses) gains on investment securities available for sale	(3)	595	(101)	(2,685)

Net change in forward contracts	—	—	—	2

Net change in pension-related amounts
Amortization of loss	441	489	1,324	1,466
Net change in pension-related amounts	441	489	1,324	1,466

Other comprehensive income (loss)	438	1,084	1,223	(1,217)

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	47	(258)	299	1,053
Net unrealized losses (gains) reclassified into net income on investment securities	(46)	17	(272)	42
Pension-related amounts	(121)	(199)	(363)	(595)
Income tax (provision) benefit on other comprehensive income (loss)	(120)	(440)	(336)	500

Other comprehensive income (loss), net of tax	318	644	887	(717)

Comprehensive income	15,346	21,122	38,575	47,082

Comprehensive income attributed to non-controlling interest	(3,026)	(1,214)	(657)	(5,951)
Comprehensive income attributed to Vector Group Ltd.	$12,320	$19,908	$37,918	$41,131

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$82,159	$(331,760)
Impact of adoption of new accounting standards	—	—	—	1,094	(6,036)	(7,915)	(12,857)
Net income	—	—	—	37,031	—	657	37,688
Total other comprehensive income	—	—	—	—	887	—	887
Total comprehensive income	—	—	—	—	—	—	38,575
Distributions and dividends on common stock	—	—	(3,785)	(163,871)	—	—	(167,656)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(192,119)	(19)	(3,637)	—	—	—	(3,656)
Effect of stock dividend	6,709,671	671	—	(671)	—	—	—
Stock-based compensation	—	—	7,425	—	—	—	7,425
Distributions to non-controlling interest	—	—	—	—	—	(2,521)	(2,521)
Balance as of September 30, 2018	140,914,642	$14,092	$—	$(541,202)	$(17,720)	$72,380	$(472,450)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$209,808	$206,443
Cash flows from investing activities:
Sale of investment securities	14,895	23,066
Maturities of investment securities	16,899	94,858
Purchase of investment securities	(22,516)	(120,362)
Proceeds from sale or liquidation of long-term investments	—	966
Purchase of long-term investments	—	(26,500)
Investments in real estate ventures	(6,132)	(20,830)
Distributions from investments in real estate ventures	37,819	23,338
Increase in cash surrender value of life insurance policies	(806)	(831)
Decrease in restricted assets	254	2,112
Issuance of notes receivable	—	(1,633)
Proceeds from sale of fixed assets	—	75
Capital expenditures	(12,546)	(15,258)
Repayments of notes receivable	67	—
Acquisition of a business	(370)	(6,569)
Pay downs of investment securities	1,293	2,153
Investments in real estate, net	(1,495)	(357)
Net cash provided by (used in) investing activities	27,362	(45,772)
Cash flows from financing activities:
Proceeds from issuance of debt	—	850,021
Deferred financing costs	—	(19,200)
Repayments of debt	(1,490)	(836,600)
Borrowings under revolver	261,058	121,521
Repayments on revolver	(264,654)	(152,870)
Dividends and distributions on common stock	(169,571)	(158,425)
Distributions to non-controlling interest	(2,521)	(165)
Proceeds from issuance of Vector common stock	—	43,230
Net cash used in financing activities	(177,178)	(152,488)
Net increase in cash, cash equivalents and restricted cash	59,992	8,183
Cash, cash equivalents and restricted cash, beginning of period	310,937	398,578
Cash, cash equivalents and restricted cash, end of period	$370,929	$406,761

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

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend paid to Company stockholders on September 27, 2018. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends.

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income attributed to Vector Group Ltd.	$12,002	$19,264	$37,031	$41,848
Income attributed to participating securities	(1,722)	(1,496)	(5,186)	(4,480)
Net income applicable to common shares attributed to Vector Group Ltd.	$10,280	$17,768	$31,845	$37,368

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average shares for basic EPS	139,486,936	139,287,231	139,359,798	138,949,907
Plus incremental shares related to stock options and non-vested restricted stock	25,038	140,692	176,819	266,567
Weighted-average shares for diluted EPS	139,511,974	139,427,923	139,536,617	139,216,474

The following were outstanding during the three and nine months ended September 30, 2018 and 2017, but were not included in the computation of diluted EPS because the effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted-average number of shares issuable upon conversion of debt	28,819,625	28,819,625	28,819,625	28,819,625
Weighted-average conversion price	$16.96	$16.96	$16.96	$16.96

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At September 30, 2018, the range of estimated fair values of the Company’s embedded derivatives was between $44,963 and $45,218. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $45,124 as of September 30, 2018. At December 31, 2017, the range of estimated fair values of the Company’s embedded derivatives was between $76,215 and $76,874. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $76,413 as of December 31, 2017. The estimated fair value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 7.)

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

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income	$2,466	$1,826	$6,533	$5,196
Gain on long-term investment	—	—	—	162
Net periodic benefit cost other than the service costs	(254)	(490)	(761)	(1,470)
Impairment of debt securities available for sale	(161)	(53)	(972)	(179)
Impairment of long-term investments	—	—	—	(525)
Other (expense) income	(3)	91	(39)	268
Other, net	$2,048	$1,374	$4,761	$3,452

(g)	Other Current Liabilities:
Other current liabilities consisted of:

	September 30, 2018	December 31, 2017
Accounts payable	$12,158	$18,552
Accrued promotional expenses	32,282	30,691
Accrued excise and payroll taxes payable, net	777	11,946
Accrued interest	20,124	33,138
Commissions payable	16,475	14,320
Accrued salary and benefits	24,304	29,639
Contract liabilities	8,043	—
Allowance for sales returns	6,945	5,632
Other current liabilities	19,301	13,205
Total other current liabilities	$140,409	$157,123

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)	Goodwill and Other Intangible Assets, Net:
The components of “Goodwill and other intangible assets, net” were as follows:

	September 30, 2018	December 31, 2017
Goodwill	$77,568	$77,059

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	1,954	3,138

Total goodwill and other intangible assets, net	$267,033	$267,708

(i)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the Statement of Cash Flows were as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$363,719	$301,353
Restricted cash and cash equivalents included in current restricted assets	2,762	9,081
Restricted cash and cash equivalents included in non-current restricted assets	4,448	503
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$370,929	$310,937

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(j)    New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2018:

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 requires disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete at the time of filing the financial statements and disclosure upon completion of measurement of the effects. Additionally, the Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118 on a provisional basis as the Company has determined reasonable estimates for those effects and has recorded the provisional amounts in its condensed consolidated financial statements as of September 30, 2018 and December 31, 2017.
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

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	As Previously Reported	Adoption of ASU 2017-07	As Revised	As Previously Reported	Adoption of ASU 2017-07	As Revised
Operating, selling, administrative and general expenses	$83,172	$(490)	$82,682	$251,124	$(1,470)	$249,654
Operating income	59,233	490	59,723	185,974	1,470	187,444
Other, net	1,864	(490)	1,374	4,922	(1,470)	3,452
Income before provision for income taxes	$26,950	$—	$26,950	$70,316	$—	$70,316

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended
	September 30, 2017
	As Previously Reported	Adoption of ASU 2016-18	As Revised
Decrease in restricted assets	$(3,541)	$5,653	$2,112
Net cash used in investing activities	(51,425)	5,653	(45,772)
Net increase in cash, cash equivalents and restricted cash	2,530	5,653	8,183
Cash, cash equivalents and restricted cash, beginning of period	393,530	5,048	398,578
Cash, cash equivalents and restricted cash, end of period	396,060	10,701	406,761

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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (“ASU 2018-03”), which amends the guidance in ASU 2016-01 by replacing the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted the new guidance during the first quarter of 2018 using a modified-retrospective method for equity securities measured at fair value and early adopted the amendments for equity securities without readily determinable fair values that do not qualify for the practical expedient. The adoption of the guidance resulted in a cumulative-effect adjustment that decreased beginning accumulated deficit by $14,874. The adjustment consisted of $6,036, net of tax related to the reclassification from accumulated other comprehensive income (“AOCI”) into accumulated deficit of the net unrealized

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

gains and related tax impact pertaining to investment securities that were previously classified as equity securities available for sale and fixed-income securities available for sale. The net impact of $8,838 to stockholder’s deficiency related to the change in accounting treatment for equity securities previously classified as cost-method long-term investments. In March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”), which incorporate into the Accounting Standards Codification (“ASC”) recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting guidance, such as Topic 321, and SEC rules and regulations. The guidance also amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments - Debt Securities and ASC 980, Regulated Operations. The Company indirectly adopted this guidance upon the adoption of ASU 2016-01 during the first quarter of 2018. There was no additional impact on the Company’s condensed consolidated financial statements other than those resulting from the adoption of ASU 2016-01.

ASUs to be adopted in future periods:

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2018-15 will have on the Company’s condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. ASU 2018-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2018-14 will only impact financial statement disclosure with no impact on operating results.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU also adds new disclosure requirements for Level 3 measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 will only impact financial statement disclosure with no impact on operating results.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. For the updates effective immediately, their adoption did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently assessing the impact of the portions of ASU 2018-09 that are effective after December 15, 2018 on the Company’s condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods. The Company is currently evaluating the impact the adoption of these ASUs will have on the Company’s condensed consolidated financial statements.

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
Tobacco: The adoption of the new revenue standard had no impact on the timing of Tobacco revenue recognition. However, certain amounts previously classified as revenue, cost of sales and operating, selling, administrative and general expenses in the condensed consolidated statement of operations are classified differently beginning January 1, 2018. Certain amounts previously

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

classified as other current liabilities on the condensed consolidated balance sheet as of January 1, 2018 and September 30, 2018 were also reclassified.
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

(5)
Adjustment reflects the tax effect of the adoption of Topic 606 which was estimated to result in a decrease in net deferred income tax liability of $5,217 based on a recalculation of the income tax provision using the Company’s deferred rate of approximately 27.26%.

(6)	The allocation of the net impact of the adoption of Topic 606 between accumulated deficit and non-controlling interest is based on relative ownership interest of 70.59% and 29.41%, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Impacts on Financial Statements at September 30, 2018:
The following table compares the reported condensed consolidated balance sheet as of September 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)

ASSETS:
Accounts receivable - trade, net	$27,918	$25,945	$1,973	(1)
Other current assets	45,671	41,938	3,733	(2)(3)
Total current assets	661,668	655,962	5,706
Other assets	52,076	47,808	4,268	(3)
Total assets	$1,346,874	$1,336,900	$9,974
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Income taxes payable, net	$5,079	$4,256	$823	(6)
Other current liabilities	140,409	128,982	11,427	(1)(2)(4)
Total current liabilities	524,096	511,846	12,250
Deferred income taxes, net	51,587	57,162	(5,575)	(5)
Other liabilities	52,730	25,416	27,314	(4)
Total liabilities	1,819,324	1,785,335	33,989
Stockholders' deficiency:			—
Accumulated deficit	(541,202)	(525,647)	(15,555)	(6)
Total Vector Group Ltd. stockholders' deficiency	(544,830)	(529,275)	(15,555)
Non-controlling interest	72,380	80,840	(8,460)	(6)
Total stockholders' deficiency	(472,450)	(448,435)	(24,015)
Total liabilities and stockholders' deficiency	$1,346,874	$1,336,900	$9,974

(1)
Adjustments of $1,973 to accounts receivable and $1,295 to other current liabilities relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve-months.

(2)
Adjustments to other current assets and other current liabilities for $2,089 relates to the presentation of the component of the allowance for sales returns representing the federal excise tax refunds expected for future returned product as a receivable in other current assets, which was previously presented as a reduction to the allowance for sales returns liability in other current liabilities.

(3)
Adjustments of $1,644 to other current assets and $4,268 to other assets represents the current and noncurrent portions, respectively, of deferred contract costs relating to direct fulfillment costs incurred in advance of the satisfaction of performance obligations for Development Marketing arrangements.

(4)
Adjustments of $8,043 to other current liabilities and $27,314 to other liabilities relate to the current and long term portions, respectively, of contract liabilities representing payments received from customers in advance of the performance obligations being satisfied under contracts for Real Estate development marketing.

(5)
Adjustments reflect the tax effect of the adoption of Topic 606 based on a recalculation of the income tax provision using the estimated annual effective tax rate of approximately 35.49% and the Company’s deferred rate approximately 27.26%.

(6)	The allocation of the net impact of the adoption of Topic 606 between accumulated deficit and non-controlling interest is based on relative ownership interest of 70.59% and 29.41%, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table compares the reported condensed consolidated statement of operations for the three months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)
Revenues:
Tobacco	$302,009	$302,483	$(474)
Real estate	211,860	208,861	2,999
Total revenues	513,869	511,344	2,525	(1)

Expenses:
Cost of sales:
Tobacco	219,769	218,030	1,739
Real estate	140,533	140,603	(70)
Total cost of sales	360,302	358,633	1,669	(2)

Operating, selling, administrative and general expenses	87,549	89,933	(2,384)	(3)
Operating income	66,018	62,778	3,240
Income before provision for income taxes	29,714	26,474	3,240
Income tax expense	14,686	13,740	946	(4)

Net income	15,028	12,734	2,294

Net income attributed to non-controlling interest	(3,026)	(2,073)	(953)

Net income attributed to Vector Group Ltd.	$12,002	$10,661	$1,341

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.07	$0.06

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.07	$0.05

(1)
The impact to revenue for the three months ended September 30, 2018 was an increase of $2,525 primarily due to $8,428 in revenue recognized for performance obligations satisfied in the current period for a significant number of property sale closings that occurred in the Real Estate Development Marketing business, offset by $5,454 in advance commission and reimbursable services payments received in the current period that are deferred since they do not constitute satisfied performance obligations under Topic 606. Commission payments for these businesses would have been previously recognized as revenue upon receipt. Additionally, certain incentive payments to customers of the Tobacco business, approximating $574 for the period, that were previously classified as operating, selling, administrative and general expenses are now classified as a reduction in revenue under Topic 606. Also, the change in federal excise tax receivable component of the sales returns reserve, approximating $100 for the period, that was previously presented as a net impact to cost of sales of the Tobacco business is now presented on a gross basis as an adjustment to revenue.

(2)
The impact to cost of sales was an increase of $1,669 primarily related to the reclassification of $1,639 of Tobacco shipping and handling costs from operating, selling, administrative and general expenses to costs of sales as a result of adopting Topic 606.

(3)	The impact to operating, selling, administrative and general expenses was a decrease of $2,384 primarily due to:

•	The reclassification of $1,639 Tobacco shipping and handling costs to cost of sales,

•	The reclassification of $574 incentive payments to customers to revenue for the Tobacco business,

(4)
The net impact of the adoption of Topic 606 was estimated to result in an increase in income taxes of $946 based on a recalculation of the income tax provision using the estimated annual effective tax rate of approximately 35.49% and the Company’s deferred rate approximately 27.26%.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table compares the reported condensed consolidated statement of operations for the nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)
Revenues:
Tobacco	$843,958	$845,116	$(1,158)
Real estate	580,365	585,194	(4,829)
Total revenues	1,424,323	1,430,310	(5,987)	(1)

Expenses:
Cost of sales:
Tobacco	597,492	592,747	4,745
Real estate	389,851	391,695	(1,844)
Total cost of sales	987,343	984,442	2,901	(2)

Operating, selling, administrative and general expenses	262,961	269,994	(7,033)	(3)
Operating income	175,963	177,818	(1,855)
Income before provision for income taxes	67,082	68,937	(1,855)
Income tax expense	29,394	29,859	(465)	(4)

Net income	37,688	39,078	(1,390)

Net income attributed to non-controlling interest	(657)	(1,202)	545

Net income attributed to Vector Group Ltd.	$37,031	$37,876	$(845)

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.23	$0.23

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.23	$0.23

(1)
The impact to revenue for the nine months ended September 30, 2018 was a decrease of $5,987 primarily due to $3,973 of commission revenue payments received in the current period for the Real Estate Commercial Leasing business relating to performance obligations satisfied and accrued for in prior periods under Topic 606, and $15,551 in advance commission and reimbursable services payments received in the current period for the Real Estate Development Marketing business that are deferred since they do not constitute satisfied performance obligations under Topic 606. These decreases were offset by $14,697 in revenue recognized for performance obligations satisfied in the current period. Commission payments for these businesses would have been previously recognized as revenue upon receipt. Additionally, certain incentive payments to customers of the Tobacco business, approximating $1,594 for the period, that were previously classified as operating, selling, administrative and general expenses are now classified as a reduction in revenue under Topic 606. Also, the change in federal excise tax receivable component of the sales returns reserve, approximating $436 for the period, that was previously presented as a net impact to cost of sales of the Tobacco business is now presented on a gross basis as an adjustment to revenue.

(2)
The impact to cost of sales was an increase of $2,901 primarily related to the reclassification of $4,309 of Tobacco shipping and handling costs from operating, selling, administrative and general expenses to costs of sales as a result of adopting Topic 606, offset by a $1,844 decrease from the Real Estate business related primarily to commission expense payments made in the current period that relate to performance obligations satisfied and accrued for in prior periods or deferred until the performance obligation is satisfied.

(3)	The impact to operating, selling, administrative and general expenses was a decrease of $7,033 primarily due to:

•	The reclassification of $4,309 Tobacco shipping and handling costs to cost of sales,

•	The reclassification of $1,594 incentive payments to customers to revenue for the Tobacco business,

•
The deferral of $2,547 of direct costs in the Real Estate Development Marketing business related to performance obligations not satisfied as discussed above, offset by the amortization of previously deferred contract costs of $998.

•	The reclassification of $419 of reimbursable service payments to revenue related to the Real Estate Development Marketing business.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(4)
The net impact of the adoption of Topic 606 was estimated to result in an increase in income taxes of $465 based on a recalculation of the income tax provision using the estimated annual effective tax rate of approximately 35.49% and the Company’s deferred rate approximately 27.26%.

The adoption of the standard did not have a material impact to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2018.

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

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tobacco Segment Revenues:
Core Discount Brands - Pyramid, Grand Prix, Liggett Select, Eve and EAGLE 20’s	$274,405	$267,326	$764,306	$739,840
Other Brands	27,604	26,919	79,652	84,036
Total tobacco revenues	$302,009	$294,245	$843,958	$823,876

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended September 30, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$177,481	$79,192	$48,996	$22,491	$26,802
Development marketing	24,677	16,187	—	8,088	402
Property management income	8,147	8,528	(381)	—	—
Title fees	1,174	—	1,174	—	—
Total Douglas Elliman Realty revenue	211,479	103,907	49,789	30,579	27,204
Other real estate revenues	381	—	—	—	381
Total real estate revenues	$211,860	$103,907	$49,789	$30,579	$27,585

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended September 30, 2017
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$167,510	$89,616	$47,958	$17,379	$12,557
Development marketing	13,882	9,773	—	3,309	800
Property management income	7,793	7,622	171	—	—
Title fees	1,196	—	1,196	—	—
Total Douglas Elliman Realty revenue	190,381	107,011	49,325	20,688	13,357
Other real estate revenues	479	—	—	—	479
Total real estate revenues	$190,860	$107,011	$49,325	$20,688	$13,836

	Nine Months Ended September 30, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$495,788	$215,775	$124,902	$78,798	$76,313
Development marketing	51,422	37,356	252	13,169	645
Property management income	25,226	25,226	—	—	—
Title fees	4,085	—	4,085	—	—
Total Douglas Elliman Realty revenue	576,521	278,357	129,239	91,967	76,958
Other real estate revenues	3,844	—		—	3,844
Total real estate revenues	$580,365	$278,357	$129,239	$91,967	$80,802

	Nine Months Ended September 30, 2017
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$477,784	$262,648	$126,799	$61,205	$27,132
Development marketing	38,976	26,990	96	9,470	2,420
Property management income	24,149	23,625	524	—	—
Title fees	3,719	—	3,719	—	—
Total Douglas Elliman Realty revenue	544,628	313,263	131,138	70,675	29,552
Other real estate revenues	3,798	—	—	—	3,798
Total real estate revenues	$548,426	$313,263	$131,138	$70,675	$33,350

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	September 30, 2018	At Adoption

Receivables, which are included in accounts receivable - trade, net	$1,973	$4,514
Contract costs, net, which are included in other current assets	1,644	623
Payables, which are included in other current liabilities	1,295	3,139
Contract liabilities, which are included in other current liabilities	8,043	4,667
Contract costs, net, which are included in other assets	4,268	3,740
Contract liabilities, which are included in other liabilities	27,314	27,983

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables decreased $2,541 for the nine-month period ended September 30, 2018 primarily due to cash collections of $3,973, offset by additional revenue accrued as performance obligations are satisfied. Correspondingly, payables decreased $1,844 primarily due to cash payments of $2,448, offset by additional expense accruals as performance obligations are satisfied.

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
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span 4 to 6 years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of September 30, 2018, the Company estimates approximately $8,043 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $2,707 during the nine months ended September 30, 2018 due to $15,551 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the quarter. Revenue recognized during the current reporting period that was included in the contract liabilities balance at January 1, 2018 was $9,738.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). For the three and nine months ended September 30, 2018, there was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.	INVENTORIES

Inventories consisted of:

	September 30, 2018	December 31, 2017
Leaf tobacco	$36,153	$45,801
Other raw materials	3,689	3,272
Work-in-process	386	358
Finished goods	65,869	63,363
Inventories at current cost	106,097	112,794
LIFO adjustments	(21,804)	(23,004)
	$84,293	$89,790

All of the Company’s inventories at September 30, 2018 and December 31, 2017 are reported under the LIFO method. The $21,804 LIFO adjustment as of September 30, 2018 decreases the current cost of inventories by $15,242 for Leaf tobacco, $124 for Other raw materials, $17 for Work-in-process and $6,421 for Finished goods. The $23,004 LIFO adjustment as of December 31, 2017 decreased the current cost of inventories by $16,442 for Leaf tobacco, $123 for Other raw materials, $18 for Work-in-process and $6,421 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At September 30, 2018, Liggett had tobacco purchase commitments of approximately $23,999. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $18,045 and $17,440 at September 30, 2018 and December 31, 2017, respectively. Federal excise tax in inventory was $26,402 and $25,151 at September 30, 2018 and December 31, 2017, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	September 30, 2018	December 31, 2017
Debt securities available for sale	$84,252	$84,814
Equity securities available for sale	—	65,675
Equity securities at fair value	50,994	—
Total investment securities at fair value	$135,246	$150,489

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
Sales of investment securities totaled $14,895 and $23,066 and proceeds from early redemptions by issuers totaled $18,192 and $97,011 in the nine months ended September 30, 2018 and 2017, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

(a) Debt and Equity Securities Available for Sale
The components of debt securities available for sale at September 30, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$84,250	$2	$—	$84,252
Total debt securities available for sale	$84,250	$2	$—	$84,252

The table below summarizes the maturity dates of debt securities available for sale at September 30, 2018.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,311	$11,215	$17,096	$—
Corporate securities	42,858	9,124	33,734	—
U.S. mortgage-backed securities	3,194	771	2,423	—
Commercial mortgage-backed securities	407	—	407	—
Commercial paper	5,992	5,992	—	—
Index-linked U.S. bonds	2,345	1,576	769	—
Foreign fixed-income securities	1,145	153	992	—
Total debt securities available for sale by maturity dates	$84,252	$28,831	$55,421	$—

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

Gross realized gains and losses on debt and equity securities available for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gross realized gains on sales	$1	$141	$3	$419
Gross realized losses on sales	(5)	(45)	(20)	(136)
Net (losses) gains on sale of debt and equity securities available for sale	$(4)	$96	$(17)	$283

Gross realized losses on other-than-temporary impairments	$(161)	$(53)	$(972)	$(179)

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

September 30, 2018
Marketable equity securities	$29,807
Mutual funds invested in fixed income securities	21,187
Total equity securities at fair value	$50,994

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value after the adoption of ASU 2016-01 during the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Net losses recognized on equity securities (1)	$(797)	$(306)
Less: Net losses recognized on equity securities sold	(717)	(534)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(80)	$228

(1)
Includes $405 and $3,641 of net gains recognized on equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient during the three and nine months ended September 30, 2018, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 5.

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

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in the common stock of a reinsurance company and a residential real estate company. At December 31, 2017, prior to the adoption of ASU 2016-01 and ASU 2018-03, these investments were classified as cost-method long-term investments and had a total carrying value of $5,428. On January 1, 2018, upon the adoption of the new guidance, the Company classified these investments as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient and valued them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. At September 30, 2018, the total carrying value of these investments were $5,428, of which $428 was included in “Other current assets” and $5,000 was included in “Other assets” on the condensed consolidated balance sheet. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the nine months ended September 30, 2018.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	September 30, 2018	December 31, 2017
Equity securities at fair value that qualify for the NAV practical expedient	$58,787	$—
Investments accounted at cost	—	65,450
Equity-method investments	17,665	15,841
	$76,452	$81,291

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
The Company redeemed two of its investments that qualify for the NAV practical expedient and redeemed 50% of another investment during September 2018. The Company recorded $14,143 of in-transit redemptions from the proceeds at September 30, 2018.
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
The Company invested $25,000 in five new investments and made an additional contribution of $1,500 to three of its existing investments during the nine months ended September 30, 2017. The Company received cash distributions of $1,163 from the Company’s investments in long-term investments under the cost method for the nine months ended September 30, 2017.
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

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	September 30, 2018	December 31, 2017
Indian Creek Investors LP (“Indian Creek”)	$6,150	$4,498
Boyar Value Fund (“Boyar”)	9,506	9,026
Ladenburg Thalmann Financial Services Inc. (“LTS”)	2,009	2,317
Castle Brands, Inc. (“Castle”)	—	—
	$17,665	$15,841

At September 30, 2018, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 12.77%, 34.33%, 7.56% and 7.71%, respectively.
The value of Boyar, based on the quoted market price as of September 30, 2018, was $9,506, equal to its carrying value. At September 30, 2018, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $41,016 and $13,798, respectively.
The Company received cash distributions of $1,231 and $847 from the Company’s equity-method investments for the nine months ended September 30, 2018 and 2017, respectively. The Company redeemed 50% of its investment in Indian Creek during the three months ended September 2018 and recorded $6,150 of in-transit redemptions from the proceeds at September 30, 2018. The Company recognized equity in earnings from equity-method investments of $3,230 for the three months ended September 30, 2018 and equity in losses from equity-method investments of $303 for the three months ended September 30, 2017. The Company recognized equity in earnings from equity-method investments of $9,205 for the nine months ended September 30, 2018 and equity in losses from equity-method investments of $2,823 for the nine months ended September 30, 2017. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	September 30, 2018	December 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$60,553	$96,386
All other U.S. areas	15.0% - 48.5%	30,582	28,763
		91,135	125,149
Apartment Buildings:
New York City SMSA	45.4%	6,882	10,910
All other U.S. areas	7.6% - 16.3%	105	257
		6,987	11,167
Hotels:
New York City SMSA	5.2%	17,584	19,616
International	49.0%	2,438	2,800
		20,022	22,416
Commercial:
New York City SMSA	49.0%	1,812	2,437
All other U.S. areas	1.6%	6,987	15,642
		8,799	18,079

Other	15.0% - 50.0%	16,045	11,320
Investments in real estate ventures		$142,988	$188,131

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Nine Months Ended September 30,
	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$1,158	$872
All other U.S. areas	—	8,596
	1,158	9,468
Apartment Buildings:
New York City SMSA	522	—
	522	—
Hotels:
New York City SMSA	167	1,537
	167	1,537

Other	4,285	9,825
Total contributions	$6,132	$20,830

New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the nine months ended September 30, 2018 and September 30, 2017. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Nine Months Ended September 30,
	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$38,860	$35,780
All other U.S. areas	—	17,949
	38,860	53,729
Apartment Buildings:
All other U.S. areas	295	239
	295	239
Hotels:
International	—	239
	—	239
Commercial:
New York City SMSA	9	101
All other U.S. areas	10,072	238
	10,081	339

Other	657	1,150
Total distributions	$49,893	$55,696

Of the distributions received by New Valley from its investment in real estate ventures, $12,074 and $32,358 were from distributions of earnings for the nine months ended September 30, 2018 and September 30, 2017, respectively, and $37,819 and $23,338 were a return of capital for the nine months ended September 30, 2018 and September 30, 2017, respectively. Distributions

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

from earnings are included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$1,732	$(55)	$(1,880)	$29,241
All other U.S. areas	(151)	96	(976)	(920)
	1,581	41	(2,856)	28,321
Apartment Buildings:
New York City SMSA	(1,267)	—	(4,550)
All other U.S. areas	156	197	142	(450)
	(1,111)	197	(4,408)	(450)
Hotels:
New York City SMSA	(749)	(584)	(2,200)	(1,790)
International	206	489	(362)	193
	(543)	(95)	(2,562)	(1,597)
Commercial:
New York City SMSA	(228)	(333)	(617)	(702)
All other U.S. areas	273	295	1,416	231
	45	(38)	799	(471)

Other	322	(152)	649	554
Equity in earnings (losses) from real estate ventures	$294	$(47)	$(8,378)	$26,357

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Condominium and Mixed Use Development venture was less than its carrying value as of September 30, 2018. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $10,174 of which $8,467 was attributed to the Company for the nine months ended September 30, 2018.
VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $1,434 and $14,548 as of September 30, 2018 and December 31, 2017, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of September 30, 2018 and December 31, 2017. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

September 30, 2018
Condominium and Mixed Use Development:
New York City SMSA	$65,273
All other U.S. areas	43,082
108,355
Apartment Buildings:
New York City SMSA	6,882
All other U.S. areas	105
6,987
Hotels:
New York City SMSA	17,584
International	2,438
20,022
Commercial:
New York City SMSA	1,812
All other U.S. areas	6,987
8,799
Other	31,188
Total maximum exposure to loss	$175,351

New Valley capitalized $2,246 and $6,549 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2018. New Valley capitalized $1,108 of interest costs into the carrying value of its venture whose projects were currently under development for the three months ended September 30, 2017 and recognized $2,659 of interest costs into the carrying value of its ventures whose projects were currently under development for the nine months ended September 30, 2017.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $16,603 and $6,179 from these projects for the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Condominium and Mixed Use Development:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income Statement
Revenue	$60	$31,672	$28,105	$194,056
Cost of sales	2,571	20,582	19,242	122,461
Other expenses	(1,805)	915	145,574	5,597
Income from continuing operations	$(706)	$10,175	$(136,711)	$65,998

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	September 30, 2018	December 31, 2017
Escena, net	$10,236	$10,485
Sagaponack	14,962	13,467
Investments in real estate, net	$25,198	$23,952

Escena.  The assets of “Escena, net” were as follows:

	September 30, 2018	December 31, 2017
Land and land improvements	$8,911	$8,907
Building and building improvements	1,891	1,891
Other	2,166	2,111
	12,968	12,909
Less accumulated depreciation	(2,732)	(2,424)
	$10,236	$10,485

New Valley recorded operating losses of $918 and $860 for the three months ended September 30, 2018 and 2017, respectively, from Escena. New Valley recorded operating losses of $408 and $642 for the nine months ended September 30, 2018 and 2017, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of September 30, 2018, the assets of Sagaponack consisted of land and land improvements of $14,962.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	September 30, 2018	December 31, 2017
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $23,130 and $69,253*	206,870	160,747
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $38,360 and $53,687*	220,390	205,063
Liggett:
Revolving credit facility	28,239	31,614
Term loan under credit facility	2,483	2,704
Equipment loans	1,407	2,662
Other	524	752
Notes payable, long-term debt and other obligations	1,309,913	1,253,542
Less:
Debt issuance costs	(16,785)	(25,478)
Total notes payable, long-term debt and other obligations	1,293,128	1,228,064
Less:
Current maturities	(234,756)	(33,820)
Amount due after one year	$1,058,372	$1,194,244
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($12,851 at September 30, 2018 and $31,164 at December 31, 2017, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($32,273 at September 30, 2018 and $45,249 at December 31, 2017, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of September 30, 2018, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
10.5% Senior Notes due 2026 — Vector:
On November 2, 2018, the Company completed the sale of $325,000 of its 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) in a private offering that is exempt from registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A of the Securities Act. There are no registration rights associated with the notes, and the Company does not intend to offer notes registered under the Securities Act in exchange for the 10.5% Senior Notes or file a registration statement with respect to the 10.5% Senior Notes. The aggregate net proceeds from the sale of the 10.5% Senior Notes were approximately $315,000 after deducting underwriting discounts, commissions, fees and offering expenses.
The Company will pay cash interest at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2019. Interest will accrue from November 2, 2018. The 10.5% Senior Notes mature on November 1, 2026. Interest on overdue principal and interest, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the 10.5% Senior Notes. The Company will make each interest payment to the holders of record on the immediately preceding April 15 and October 15. The Company may redeem some or all of the 10.5% Senior Notes at any time prior to November 1, 2021 at a make-whole redemption price. On or after November 1, 2021, the Company may redeem some or all of the 10.5% Senior Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, the Company may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 of the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

closing of such equity offering. In the event of a change of control, as defined in the indenture, each holder of the 10.5% Senior Notes will have the right to require the Company to make an offer to repurchase some or all of its 10.5% Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the 10.5% Senior Notes plus accrued and unpaid interest to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the indenture, it must offer to repurchase the 10.5% Senior Notes at the prices listed in the indenture.
The 10.5% Senior Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, and by DER Holdings LLC, through which the Company indirectly owns a 70.59% interest in Douglas Elliman LLC. The 10.5% Senior Notes are the Company’s general senior unsecured obligations, and are pari passu in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of our future subordinated indebtedness. The 10.5% Senior Notes are effectively subordinated in right of payment to all of our existing and future indebtedness that is secured by assets of the Company or assets of the Guarantors, to the extent of the value of the assets securing such indebtedness. The 10.5% Senior Notes are structurally subordinated to all of the liabilities and preferred stock of any of our subsidiaries that do not guarantee the notes. Each guarantee of the 10.5% Senior Notes are the general obligation of the Guarantor and are pari passu in right of payment with all other senior indebtedness of such Guarantor, including the indebtedness of Liggett Group and Maple under their Credit Agreement with Wells Fargo. Each guarantee of the 10.5% Senior Notes are senior in right of payment to all future subordinated indebtedness of the Guarantor, if any.
The indenture contains covenants that limit the Company and each Guarantor’s ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions, including dividends, repurchases or redemptions of its equity interests; (iii) prepay, redeem or repurchase its subordinated indebtedness; (iv) make investments; (v) sell assets; (vi) incur certain liens; (vii) enter into agreements restricting its subsidiaries’ ability to pay dividends; (viii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications, as described in the indenture.
Revolving Credit Facility and Term Loan Under Credit Facility - Liggett:
As of September 30, 2018, a total of $30,722 was outstanding under the revolving and term loan portions of the credit facility. Availability, as determined under the facility, was approximately $16,800 based on eligible collateral at September 30, 2018. As of September 30, 2018, the Company’s applicable subsidiaries were in compliance with all debt covenants under this revolving and term loan facility.
Non-Cash Interest Expense and Loss on Extinguishment of Debt - Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of debt discount, net	$22,871	$14,978	$61,450	$40,240
Amortization of debt issuance costs	3,158	2,393	8,783	6,626
Loss on extinguishment of 7.75% Senior Secured Notes	—	—	—	1,754	(1)
	$26,029	$17,371	$70,233	$48,620
______________________
(1) The non-cash loss on extinguishment of the 7.75% Senior Secured Notes is a component of the $34,110 loss on the extinguishment of debt.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2018			December 31, 2017
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Notes payable and long-term debt	$1,309,913	(1)	$1,335,379	$1,253,542	(1)	$1,579,616

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 11.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2018 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

8.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the nine months ended September 30, 2018 and 2017, Liggett incurred tobacco product liability legal expenses and costs totaling $5,256 and $10,461, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of September 30, 2018, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of September 30, 2018, 25 Engle progeny cases where Liggett was a defendant resulted in verdicts. There have been 16 verdicts returned in favor of the plaintiffs (although in two of these cases (Irimi and Cohen) the court granted defendants’ motion for a new trial) and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett (although in Calloway, the intermediate appellate court reversed the punitive and compensatory damages awards and remanded the case to the trial court for a new trial and, in Santoro, the trial court set aside the punitive award). Calloway, Irimi, Cohen and Caprio were subsequently resolved under the Engle Progeny Settlement II, discussed below. In certain cases, judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts.
Although Liggett has generally been successful in managing litigation, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future. In October 2013, Liggett announced a settlement of the claims of more than 4,900 Engle progeny plaintiffs (see Engle Progeny Settlement I below). In December 2016, Liggett entered into an agreement to settle 124 Engle progeny cases (see Engle Progeny Settlement II below). In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and, in September 2017, Liggett entered into an agreement to settle 20 Engle progeny cases for $4,100. As of September 30, 2018, Liggett (and in certain cases the Company) had, on an individual basis, settled 184 Engle progeny cases for approximately $7,600 in the aggregate. One of these settlements occurred in the third quarter.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of September 30, 2018, there were 32 Individual Actions pending against Liggett where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	20
Illinois	4
New York	3
Louisiana	2
West Virginia	2
Ohio	1

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
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 70 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse affect on the Company’s consolidated financial position, results of operations and cash flows.
As of September 30, 2018, the following Engle progeny cases have resulted in judgments against Liggett:

Date	Case Name	County	Liggett Compensatory Damages (as adjusted) (1)	Liggett Punitive Damages	Status (2)
June 2002	Lukacs v. R.J. Reynolds	Miami-Dade	$12,418	$—	Liggett satisfied the judgment and the case is concluded.
August 2009	Campbell v. R.J. Reynolds	Escambia	156	—	Liggett satisfied the judgment and the case is concluded.
March 2010	Douglas v. R.J. Reynolds	Hillsborough	1,350	—	Liggett satisfied the judgment and the case is concluded.
April 2010	Clay v. R.J. Reynolds	Escambia	349	1,000	Liggett satisfied the judgment and the case is concluded.
April 2010	Putney v. R.J. Reynolds	Broward	17	—	Liggett settled this matter in July 2018 and this case is now concluded.
April 2011	Tullo v. R.J. Reynolds	Palm Beach	225	—	Liggett satisfied the judgment and the case is concluded.
January 2012	Ward v. R.J. Reynolds	Escambia	1	—	Liggett satisfied the judgment and the case is concluded.

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
This case was settled in December 2016 as part of Engle Progeny Settlement II and the case is concluded as to Liggett. Defendants have sought an extension of time to seek review from the United States Supreme Court.

March 2017	Santoro v. R.J. Reynolds	Broward	160	—
In April 2017, the trial court entered a joint and several judgment against R.J. Reynolds, Philip Morris and Liggett for $1,027, for compensatory damages. Judgment was also entered against Liggett for $15 in punitive damages. A hearing on post trial motions occurred in October 2017. In December 2017, the court granted the motion to set aside the verdict as to all claims other than conspiracy. Defendants moved for rehearing with respect to that claim and plaintiff moved for entry of an amended final judgment to increase plaintiff’s recovery by the percentage of decedent’s fault in light of the Schoeff decision. The court denied defendants' remaining post trial motions and the motion for rehearing and granted, in part, plaintiff’s motion to amend the final judgment. The parties agreed that plaintiff is not entitled to punitive damages since the trial court vacated that portion of the verdict in which punitive damages were awarded. A joint and several amended final judgment in the amount of $1,605 was entered by the court in May 2018. Defendants appealed.

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

Judgments Paid. As of September 30, 2018, Liggett has paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
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

Liggett Only Cases

There are currently two cases pending where Liggett is the only remaining defendant. Each of these cases is an Individual Action. In Hausrath, a New York case, mediation is set for November 29, 2018 and trial is set for March 28, 2019. Discovery is ongoing. There has been no recent activity in Cowart, a Florida case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Cases.

Class Actions

As of September 30, 2018, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from trial of the consolidated action. In May 2013, the jury rejected all but one of the plaintiffs’ claims finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The court entered judgment in October 2013, dismissing all claims against the non-Liggett defendants except the ventilated filter claim on behalf of 30 plaintiffs. In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In October 2017, the trial court vacated the case management orders for the second phase based on notice from the non-Liggett parties of a settlement with the remaining 30 plaintiffs. In December 2017, the court ordered plaintiffs’ counsel to confirm all remaining plaintiffs with claims against Liggett. The court further agreed that it would entertain a renewed motion by Liggett regarding the impact of the final judgment in favor of co-defendants on the claims against Liggett and whether those claims are barred by the doctrine of collateral estoppel. In March and April 2017, Liggett moved to dismiss a number of plaintiffs’ claims on various

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

grounds.  The court granted the motions as to approximately 25 plaintiffs and reserved ruling as to other claims until additional discovery is provided by plaintiffs.  The parties have been ordered to mediate, but a date has not been selected. Trial has been scheduled for August 12, 2019. It is currently estimated that Liggett could be a defendant in approximately 60 individual cases.
Health Care Cost Recovery Actions
As of September 30, 2018, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Upcoming Trials
As of September 30, 2018, there was one Individual Action scheduled (September 16, 2019) through September 30, 2019, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and cases could be set for trial during this time.
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

In June 2010, after the PMs prevailed in 48 of 49 motions to compel arbitration, the parties commenced the arbitration for the 2003 NPM Adjustment. That arbitration concluded in September 2013. It was followed by various challenges filed in state courts by states that did not prevail in the arbitration. Those challenges resulted in reductions, but not elimination of, the amounts awarded. The arbitration for the 2004 NPM Adjustment started in 2016, and hearings in that arbitration are underway. A separate proceeding in state court is underway for one state that is appealing an order compelling arbitration (New Mexico).

The PMs have now settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share. The 2004 arbitration and separate court proceedings continue for states with which the PMs have not settled.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $24,460 for years 2013 - 2017 and by an additional $7,876 for the nine months ended September 30, 2018. Liggett and Vector Tobacco may be entitled to further adjustments. As of September 30, 2018, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of September 30, 2018, there remains approximately $27,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2017 NPM Adjustment disputes with the non-settling states.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2018 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2018	$12,385	$260	$12,645	$21,479	$19,840	$41,319
Expenses	127,510	575	128,085	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(5,703)	—	(5,703)
Change in MSA obligations capitalized as inventory	605	—	605	—	—	—
Payments	(9,463)	(825)	(10,288)	(40)	—	(40)
Reclassification to/(from) non-current liabilities	(647)	218	(429)	647	(218)	429
Interest on withholding	—	26	26	—	1,602	1,602
Balance as of September 30, 2018	$129,795	$254	$130,049	$16,383	$21,224	$37,607

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
Liggett and the Company have received demands for indemnification from Altria Group Inc. in connection with Eve Holdings’ 1998 sale of certain cigarette brands to Philip Morris. The indemnification demands relate to three lawsuits regarding smokers’ alleged use of L&M cigarettes.
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at September 30, 2018.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost — benefits earned during the period	$147	$141	$441	$423	$2	$2	$3	$4
Interest cost on projected benefit obligation	1,124	1,262	3,370	3,794	82	92	246	276
Expected return on assets	(1,393)	(1,356)	(4,179)	(4,068)	—	—	—	—
Amortization of net loss (gain)	451	503	1,354	1,506	(10)	(14)	(30)	(40)
Net expense	$329	$550	$986	$1,655	$74	$80	$219	$240

In accordance with the adoption of ASU 2017-07, the components of net periodic benefit cost other than the service cost component are included in Other, net in the Condensed Consolidated Statements of Operations.

10.	INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense, adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. The Company’s tax rate does not bear a relationship to statutory tax rates due to a valuation allowance being established for interest expense that is not deductible under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). Specifically, the Tax Act establishes criteria that limit the amount of deductible annual interest expense but allows for an interest expense carry forward for any interest expense limitation applied to taxable income. The Company expects a portion of its interest expense in 2018 to be disallowed as a tax deduction and, based on current projections, the Company does not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of its annual effective tax rate, the Company has established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2018. Further, based on available guidance for the Tax Act, the Company expects to receive an income tax deduction for any stock-based compensation granted as part of a binding agreement in effect prior to November 2, 2017 but not awards after November 2, 2017 related to performance-based cash incentive plans that existed. Upon the issuance of additional guidance related to the Tax Act, the Company’s expectations may change which could result in additional changes to the Company’s annual effective tax rate.
The Company’s income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income before provision for income taxes	$29,714	$26,950	$67,082	$70,316
Income tax expense using estimated annual effective income tax rate	15,194	10,331	33,809	26,961
Changes in effective tax rates	1,895	173	—	—
Change in estimate for the impact of Tax Cuts and Jobs Act of 2017	(162)	—	(1,971)	—
Impact of discrete items, net	(2,241)	(4,032)	(2,444)	(4,444)
Income tax expense	$14,686	$6,472	$29,394	$22,517

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s change in estimate for the impact of the Tax Cuts and Jobs Act of 2017 relates to the net impact of increased deductions taken on the Company’s 2017 federal income tax return in conjunction with the Tax Act’s income tax rate reduction from 2017 to 2018. The discrete items for the nine months ended September 30, 2018 are primarily related to an income tax benefit associated with a state tax credit, the windfall tax benefit from the vesting of a performance-based stock grant, and a change in estimate for the impact of the Tax Act. The discrete items for the nine months ended September 30, 2017 are primarily related to an income tax benefit associated with a state tax credit and the windfall tax benefit from the vesting of a performance-based stock grant.
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
On December 22, 2017, SAB 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Upon refinement of certain estimates from those computed as of December 31, 2017, the Company has recorded an additional income tax benefit of $162 and $1,971 during the three and nine months ended September 30, 2018. These amounts related to deductions received from pass through entities in 2017 that were greater than anticipated when the December 31, 2017 tax provision was prepared. As the Company continues to analyze the Tax Act, additional adjustments may be necessary.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s recurring financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$218,868	$218,868	$—	$—

Commercial paper (1)	45,606	—	45,606	—

Certificates of deposit (2)	2,243	—	2,243	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	29,807	29,807	—	—
Mutual funds invested in fixed-income securities	21,187	21,187	—	—
Total equity securities at fair value	50,994	50,994	—	—
Debt securities available for sale
U.S. government securities	28,311	—	28,311	—
Corporate securities	42,858	—	42,858	—
U.S. government and federal agency	3,194	—	3,194	—
Commercial mortgage-backed securities	407	—	407	—
Commercial paper	5,992	—	5,992	—
Index-linked U.S. bonds	2,345	—	2,345	—
Foreign fixed-income securities	1,145	—	1,145	—
Total debt securities available for sale	84,252	—	84,252	—

Total investment securities at fair value	135,246	50,994	84,252	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient	58,787	—	58,787	—

Total	$461,285	$270,397	$190,888	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$45,124	$—	$—	$45,124

(1)
Amounts included in cash and cash equivalents on the condensed consolidated balance sheet, except for $2,570 that is included in current restricted assets and $3,910 that is included in restricted assets.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2018	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$45,124	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$13.78
			Convertible trading price (as a percentage of par value)	104.10%
			Volatility	18.06%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	5.0% - 6.0% (5.5%)

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

The Company’s business segments for the three and nine months ended September 30, 2018 and 2017 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of conventional cigarettes. The Real Estate segment included the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the reduction in e-cigarette activities, results from the Company’s E-cigarette operations are now included in the Corporate and Other Segment and 2017 information has been recast to conform to the 2018 presentation. This change did not have an impact to the Company’s historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2018 and 2017 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended September 30, 2018
Revenues	$302,009		$211,860		$—	$513,869
Operating income (loss)	63,259		9,115		(6,356)	66,018
Equity in earnings from real estate ventures	—		294		—	294
Depreciation and amortization	2,059		2,398		250	4,707

Three months ended September 30, 2017
Revenues	$294,245		$190,860		$(480)	$484,625
Operating income (loss)	61,601	(1)	3,989		(5,867)	59,723
Equity in losses from real estate ventures	—		(47)		—	(47)
Depreciation and amortization	2,050		2,075		261	4,386

Nine months ended September 30, 2018
Revenues	$843,958		$580,365		$—	$1,424,323
Operating income (loss)	189,185	(2)	6,222	(3)	(19,444)	175,963
Equity in losses from real estate ventures	—		(8,378)		—	(8,378)
Depreciation and amortization	6,171		7,105		767	14,043
Capital expenditures	4,175		8,356		15	12,546

Nine months ended September 30, 2017
Revenues	$823,876		$548,426		$(480)	$1,371,822
Operating income (loss)	185,526	(4)	21,195		(19,277)	187,444
Equity in earnings from real estate ventures	—		26,357		—	26,357
Depreciation and amortization	6,803		6,210		1,015	14,028
Capital expenditures	2,682		12,545		31	15,258

(1)	Operating income includes $1,826 of income from MSA Settlement, and $4,104 of litigation judgment expense.

(2)	Operating income includes $6,298 of income from MSA Settlement, and $525 of litigation judgment expense.

(3)	Operating income includes $2,469 of litigation judgment income.

(4)	Operating income includes $2,721 of income from MSA Settlement, and $5,791 of litigation judgment expense.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following condensed consolidating financial information has been prepared and presented pursuant to Securities and Exchange Commission (“SEC”) Regulation S-X, Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The guarantors are engaged in the Company’s tobacco business. The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.
The Company and the guarantors included in the condensed consolidating financial information in this note have filed a shelf registration statement for the offering of debt securities on a delayed or continuous basis and the Company is filing this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by the Company and guaranteed by these guarantors, but any such debt securities would not be guaranteed by any of the Company’s subsidiaries engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of September 30, 2018 and December 31, 2017, the related Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2018 and 2017, and the related Condensed Consolidating Statements of Cash Flows for the three and nine months ended September 30, 2018 and 2017 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).
DER Holdings LLC, which owns the Company’s 70.59% interest in Douglas Elliman LLC, is a guarantor of the Company’s 10.5% Senior Notes due 2026 that were issued in November 2018, but is not a guarantor of the debt securities registered on the shelf registration statement. Consequently it is not reflected in the condensed consolidating financial information in this note.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$162,205	$111,056	$90,458	$—	$363,719
Investment securities at fair value	113,742	21,504	—	—	135,246
Accounts receivable - trade, net	—	12,485	15,433	—	27,918
Intercompany receivables	36,542	—	—	(36,542)	—
Inventories	—	84,293	—	—	84,293
Income taxes receivable, net	—	—	9,628	(9,628)	—
Restricted assets	—	1,403	3,418	—	4,821
Other current assets	21,043	6,389	18,239	—	45,671
Total current assets	333,532	237,130	137,176	(46,170)	661,668
Property, plant and equipment, net	547	39,981	45,797	—	86,325
Investments in real estate, net	—	—	25,198	—	25,198
Long-term investments (of which $58,787 were carried at fair value)	76,452	—	—	—	76,452
Investments in real estate ventures	—	—	142,988	—	142,988
Investments in consolidated subsidiaries	421,500	—	—	(421,500)	—
Restricted assets	1,487	899	3,910	—	6,296
Goodwill and other intangible assets, net	—	107,511	159,522	—	267,033
Prepaid pension costs	—	28,838	—	—	28,838
Other assets	13,187	12,949	25,940	—	52,076
Total assets	$846,705	$427,308	$540,531	$(467,670)	$1,346,874
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$204,816	$29,612	$328	$—	$234,756
Current portion of fair value of derivatives embedded within convertible debt	12,851	—	—	—	12,851
Current portion of employee benefits	—	952	—	—	952
Intercompany payables	—	515	36,027	(36,542)	—
Income taxes payable, net	6,288	8,419	—	(9,628)	5,079
Litigation accruals and current payments due under the Master Settlement Agreement	—	130,049	—	—	130,049
Other current liabilities	33,323	50,294	56,792	—	140,409
Total current liabilities	257,278	219,841	93,147	(46,170)	524,096
Notes payable, long-term debt and other obligations, less current portion	1,055,659	2,517	196	—	1,058,372
Fair value of derivatives embedded within convertible debt	32,273	—	—	—	32,273
Non-current employee benefits	46,729	15,930	—	—	62,659
Deferred income taxes, net	(1,918)	20,148	33,357	—	51,587
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,514	37,609	51,214	—	90,337
Total liabilities	1,391,535	296,045	177,914	(46,170)	1,819,324
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(544,830)	131,263	290,237	(421,500)	(544,830)
Non-controlling interest	—	—	72,380	—	72,380
Total stockholders' (deficiency) equity	(544,830)	131,263	362,617	(421,500)	(472,450)
Total liabilities and stockholders' deficiency	$846,705	$427,308	$540,531	$(467,670)	$1,346,874

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$194,719	$17,141	$89,493	$—	$301,353
Investment securities at fair value	121,282	29,207	—	—	150,489
Accounts receivable - trade, net	—	15,736	13,745	—	29,481
Intercompany receivables	29,541	—	—	(29,541)	—
Inventories	—	89,790	—	—	89,790
Income taxes receivable, net	22,661	—	—	(11,444)	11,217
Restricted assets	—	3,052	7,206	—	10,258
Other current assets	20,549	3,429	17,151	(20,008)	21,121
Total current assets	388,752	158,355	127,595	(60,993)	613,709
Property, plant and equipment, net	696	42,493	42,327	—	85,516
Investments in real estate, net	—	—	23,952	—	23,952
Long-term investments (of which $0 were carried at fair value)	81,291	—	—	—	81,291
Investments in real estate ventures	—	—	188,131	—	188,131
Investments in consolidated subsidiaries	469,436	—	—	(469,436)	—
Restricted assets	1,501	1,987	—	—	3,488
Goodwill and other intangible assets, net	—	107,511	160,197	—	267,708
Prepaid pension costs	—	27,697	—	—	27,697
Other assets	7,843	12,355	16,588	—	36,786
Total assets	$949,519	$350,398	$558,790	$(530,429)	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$53,540	$288	$(20,008)	$33,820
Current portion of employee benefits	—	952	—	—	952
Intercompany payables	—	449	29,092	(29,541)	—
Income taxes payable, net	—	11,542	2	(11,444)	100
Litigation accruals and current payments due under the Master Settlement Agreement	—	12,644	—	—	12,644
Other current liabilities	49,088	62,353	45,682	—	157,123
Total current liabilities	49,088	141,480	75,064	(60,993)	204,639
Notes payable, long-term debt and other obligations, less current portion	1,190,333	3,448	463	—	1,194,244
Fair value of derivatives embedded within convertible debt	76,413	—	—	—	76,413
Non-current employee benefits	45,442	16,800	—	—	62,242
Deferred income taxes, net	695	26,459	31,647	—	58,801
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,467	41,315	20,917	—	63,699
Total liabilities	1,363,438	229,502	128,091	(60,993)	1,660,038
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(413,919)	120,896	348,540	(469,436)	(413,919)
Non-controlling interest	—	—	82,159	—	82,159
Total stockholders' (deficiency) equity	(413,919)	120,896	430,699	(469,436)	(331,760)
Total liabilities and stockholders' deficiency	$949,519	$350,398	$558,790	$(530,429)	$1,328,278

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$302,128	$211,860	$(119)	$513,869
Expenses:
Cost of sales	—	219,769	140,533	—	360,302
Operating, selling, administrative and general expenses	8,915	16,497	62,256	(119)	87,549
Management fee expense	—	2,878	—	(2,878)	—
Operating (loss) income	(8,915)	62,984	9,071	2,878	66,018
Other income (expenses):
Interest expense	(50,317)	(760)	(7)	—	(51,084)
Change in fair value of derivatives embedded within convertible debt	10,005	—	—	—	10,005
Equity in earnings from real estate ventures	—	—	294	—	294
Equity in earnings from investments	3,230	—	—	—	3,230
Equity in earnings in consolidated subsidiaries	50,102	—	—	(50,102)	—
Net gain (loss) recognized on equity securities	1,086	(1,883)	—	—	(797)
Management fee income	2,878	—	—	(2,878)	—
Other, net	763	943	342	—	2,048
Income before provision for income taxes	8,832	61,284	9,700	(50,102)	29,714
Income tax benefit (expense)	3,170	(15,885)	(1,971)	—	(14,686)
Net income	12,002	45,399	7,729	(50,102)	15,028
Net income attributed to non-controlling interest	—	—	(3,026)	—	(3,026)
Net income attributed to Vector Group Ltd.	$12,002	$45,399	$4,703	$(50,102)	$12,002
Comprehensive income attributed to non-controlling interest	$—	$—	$(3,026)	$—	$(3,026)
Comprehensive income attributed to Vector Group Ltd.	$12,320	$45,546	$4,703	$(50,249)	$12,320

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$293,884	$190,860	$(119)	$484,625
Expenses:
Cost of sales	—	207,800	130,316	—	338,116
Operating, selling, administrative and general expenses	7,815	18,379	56,607	(119)	82,682
Litigation settlement and judgment expense	—	4,104	—	—	4,104
Management fee expense	—	2,767	—	(2,767)	—
Operating (loss) income	(7,815)	60,834	3,937	2,767	59,723
Other income (expenses):
Interest expense	(42,420)	(804)	(10)	—	(43,234)
Change in fair value of derivatives embedded within convertible debt	9,437	—	—	—	9,437
Equity in losses from real estate ventures	—	—	(47)	—	(47)
Equity in losses from investments	(296)	(7)	—	—	(303)
Equity in earnings in consolidated subsidiaries	38,291	—	—	(38,291)	—
Management fee income	2,767	—	—	(2,767)	—
Other, net	496	561	317	—	1,374
Income before provision for income taxes	460	60,584	4,197	(38,291)	26,950
Income tax benefit (expense)	18,804	(23,895)	(1,381)	—	(6,472)
Net income	19,264	36,689	2,816	(38,291)	20,478
Net income attributed to non-controlling interest	—	—	(1,214)	—	(1,214)
Net income attributed to Vector Group Ltd.	$19,264	$36,689	$1,602	$(38,291)	$19,264
Comprehensive income attributed to non-controlling interest	$—	$—	$(1,214)	$—	$(1,214)
Comprehensive income attributed to Vector Group Ltd.	$19,908	$36,889	$1,602	$(38,491)	$19,908

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$844,316	$580,365	$(358)	$1,424,323
Expenses:
Cost of sales	—	597,492	389,851	—	987,343
Operating, selling, administrative and general expenses	26,331	49,342	187,646	(358)	262,961
Litigation settlement and judgment expense (income)	—	525	(2,469)	—	(1,944)
Management fee expense	—	8,632	—	(8,632)	—
Operating (loss) income	(26,331)	188,325	5,337	8,632	175,963
Other income (expenses):
Interest expense	(143,286)	(2,103)	(63)	—	(145,452)
Change in fair value of derivatives embedded within convertible debt	31,289	—	—	—	31,289
Equity in losses from real estate ventures	—	—	(8,378)	—	(8,378)
Equity in earnings from investments	9,205	—	—	—	9,205
Equity in earnings in consolidated subsidiaries	136,615	—	—	(136,615)	—
Net gain (loss) recognized on equity securities	3,443	(3,749)	—	—	(306)
Management fee income	8,632	—	—	(8,632)	—
Other, net	1,251	2,490	1,020	—	4,761
Income (loss) before provision for income taxes	20,818	184,963	(2,084)	(136,615)	67,082
Income tax benefit (expense)	16,213	(47,433)	1,826	—	(29,394)
Net income (loss)	37,031	137,530	(258)	(136,615)	37,688
Net income attributed to non-controlling interest	—	—	(657)	—	(657)
Net income (loss) attributed to Vector Group Ltd.	$37,031	$137,530	$(915)	$(136,615)	$37,031
Comprehensive income attributed to non-controlling interest	$—	$—	$(657)	$—	$(657)
Comprehensive income (loss) attributed to Vector Group Ltd.	$37,918	$137,961	$(915)	$(137,046)	$37,918

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$823,754	$548,426	$(358)	$1,371,822
Expenses:
Cost of sales	—	570,461	358,472	—	928,933
Operating, selling, administrative and general expenses	26,046	55,068	168,898	(358)	249,654
Litigation settlement and judgment expense	—	5,791	—	—	5,791
Management fee expense	—	8,301	—	(8,301)	—
Operating (loss) income	(26,046)	184,133	21,056	8,301	187,444
Other income (expenses):
Interest expense	(133,650)	(2,474)	(22)	—	(136,146)
Change in fair value of derivatives embedded within convertible debt	26,142	—	—	—	26,142
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	26,357	—	26,357
Equity in losses from investments	(2,787)	(36)	—	—	(2,823)
Equity in earnings in consolidated subsidiaries	136,570	—	—	(136,570)	—
Management fee income	8,301	—	—	(8,301)	—
Other, net	944	1,510	998	—	3,452
(Loss) income before provision for income taxes	(24,636)	183,133	48,389	(136,570)	70,316
Income tax benefit (expense)	66,484	(71,300)	(17,701)	—	(22,517)
Net income	41,848	111,833	30,688	(136,570)	47,799
Net income attributed to non-controlling interest	—	—	(5,951)	—	(5,951)
Net income attributed to Vector Group Ltd.	$41,848	$111,833	$24,737	$(136,570)	$41,848
Comprehensive income attributed to non-controlling interest	$—	$—	$(5,951)	$—	$(5,951)
Comprehensive income attributed to Vector Group Ltd.	$41,131	$110,382	$24,737	$(135,119)	$41,131

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$118,890	$244,377	$20,693	$(174,152)	$209,808
Cash flows from investing activities:
Sale of investment securities	10,940	3,955	—	—	14,895
Maturities of investment securities	16,899	—	—	—	16,899
Purchase of investment securities	(22,516)	—	—	—	(22,516)
Investments in real estate ventures	—	—	(6,132)	—	(6,132)
Acquisition of a business	—	—	(370)	—	(370)
Distributions from investments in real estate ventures	—	—	37,819	—	37,819
Increase in cash surrender value of life insurance policies	(345)	(461)	—	—	(806)
Decrease in restricted assets	14	240	—	—	254
Investments in subsidiaries	(8,103)	—	—	8,103	—
Capital expenditures	(15)	(4,175)	(8,356)	—	(12,546)
Repayments of notes receivable	20,000	—	67	(20,000)	67
Pay downs of investment securities	1,293	—	—	—	1,293
Investments in real estate, net	—	—	(1,495)	—	(1,495)
Net cash provided by (used in) investing activities	18,167	(441)	21,533	(11,897)	27,362
Cash flows from financing activities:
Repayments of debt	—	(21,263)	(227)	20,000	(1,490)
Borrowings under revolver	—	261,058	—	—	261,058
Repayments on revolver	—	(264,654)	—	—	(264,654)
Capital contributions received	—	650	7,453	(8,103)	—
Intercompany dividends paid	—	(128,308)	(45,844)	174,152	—
Dividends and distributions on common stock	(169,571)	—	—	—	(169,571)
Distributions to non-controlling interest	—	—	(2,521)	—	(2,521)
Net cash used in financing activities	(169,571)	(152,517)	(41,139)	186,049	(177,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,514)	91,419	1,087	—	59,992
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$162,205	$111,594	$97,130	$—	$370,929

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$91,858	$231,182	$43,131	$(159,728)	$206,443
Cash flows from investing activities:
Sale of investment securities	23,066	—	—	—	23,066
Maturities of investment securities	94,858	—	—	—	94,858
Purchase of investment securities	(120,362)	—	—	—	(120,362)
Proceeds from sale or liquidation of long-term investments	500	—	466	—	966
Purchase of long-term investments	(26,500)	—	—	—	(26,500)
Investments in real estate ventures	—	—	(20,830)	—	(20,830)
Investments in real estate, net	—	—	(357)	—	(357)
Acquisition of a business	—	—	(6,569)	—	(6,569)
Distributions from investments in real estate ventures	—	—	23,338	—	23,338
Increase in cash surrender value of life insurance policies	(371)	(460)	—	—	(831)
Decrease in restricted assets	231	1,784	97	—	2,112
Issuance of notes receivable	—	—	(1,633)	—	(1,633)
Pay downs of investment securities	2,153	—	—	—	2,153
Proceeds from sale of fixed assets	—	75	—	—	75
Investments in subsidiaries	(20,245)	—	—	20,245	—
Capital expenditures	(31)	(2,682)	(12,545)	—	(15,258)
Net cash used in investing activities	(46,701)	(1,283)	(18,033)	20,245	(45,772)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	—	21	—	850,021
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(1,465)	(135)	—	(836,600)
Borrowings under revolver	—	121,521	—	—	121,521
Repayments on revolver	—	(152,870)	—	—	(152,870)
Capital contributions received	—	550	19,695	(20,245)	—
Intercompany dividends paid	—	(124,783)	(34,945)	159,728	—
Dividends and distributions on common stock	(158,425)	—	—	—	(158,425)
Proceeds from issuance of Vector common stock	43,230	—	—	—	43,230
Distributions to non-controlling interest	—	—	(165)	—	(165)
Net cash used in financing activities	(119,395)	(157,047)	(15,529)	139,483	(152,488)
Net (decrease) increase in cash, cash equivalents and restricted cash	(74,238)	72,852	9,569	—	8,183
Cash, cash equivalents and restricted cash, beginning of period	279,815	19,684	99,079	—	398,578
Cash, cash equivalents and restricted cash, end of period	$205,577	$92,536	$108,648	$—	$406,761

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2017 and Notes thereto, included in our 2017 Annual Report on Form 10-K, and our Consolidated Condensed Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2018 and 2017.

Overview
We are a holding company and are engaged principally in:

•	the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
the real estate business through our New Valley LLC (“New Valley”) subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 70.59% of Douglas Elliman Realty, LLC (“Douglas Elliman”), which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut, Aspen and Boston.

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
20 Times Square. On April 30, 2018, the closing occurred for the sale of the underlying real estate of our 20 Times Square venture. We received an initial distribution of $27,300 in connection with the closing. In addition, after completion of the development, we will receive a percentage of any residual proceeds after repayment of debt and closing costs in accordance with our ownership interest. The venture agreed that upon closing of this real estate sale it would enter into an agreement that would require it to complete the construction of 20 Times Square. We recognized equity in earnings of $1,054 and $3,249 for the three and nine months ended September 30, 2018, respectively, in connection with the transaction. In addition, in May 2018, we agreed, as a partner in Witkoff GP Partners, to fund $3,643 of the $650,000 senior mortgage associated with the property. The total loan balance has been repaid to Witkoff GP Partners as of September 30, 2018.
Douglas Elliman Realty, LLC Settlement. In March 2018, Douglas Elliman Realty, LLC settled outstanding litigation and recorded litigation, settlement and judgment income of $2,469. Douglas Elliman Realty, LLC received the proceeds from the settlement in April 2018.
Issuance of 10.5% Senior Notes due 2026. In November 2018, we sold $325,000 of our 10.5% Senior Notes due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A of the Securities Act of 1933. There are no registration rights associated with the notes. The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. We may redeem some or all of the 10.5% Senior Notes at any time at a make-whole redemption price. On or after February 1, 2020, we may redeem some or all of the 10.5% Senior Notes at a premium that will decrease over time, plus accrued and unpaid interest. The aggregate net proceeds from the sale of the 10.5% Senior Notes were approximately $315,000 after deducting underwriting discounts, commissions, fees and offering expenses. The 10.5% Senior Notes due 2026 contain covenants that place significant new limitations on our operations. See “Liquidity and Capital Resources.”

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

Revenue Recognition. We have updated our revenue recognition policies in conjunction with our adoption of Accounting Standards Updates (“ASU”) ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”) and ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09. Upon the adoption of Topic 606, revenue is measured based on a consideration specified in a contract with a customer and excludes any sales incentives. Revenue is recognized when (a) an enforceable contract with a customer exists, that has commercial substance, and collection of substantially all consideration for services is probable; and (b) the performance obligations to the customer are satisfied either over time or at a point in time.
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
Long-Term Investments and Impairments. After the adoption of ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) during the first quarter of 2018, we had long-term investments of $76,452, of which $58,787 were accounted for at fair value that qualify for the net asset valuation (“NAV”) practical expedient and $17,665 were accounted for under the equity method as of September 30, 2018. Our investments accounted for at fair value consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of the investment partnerships is provided by the partnerships based on the NAV. The change in the fair value of the investments based upon the NAV practical expedient is recognized as income or loss during the period in our condensed consolidated statement of operations.
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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and nine months ended September 30, 2018 and 2017 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. As a result of the reduction in e-cigarette activities, results from our E-cigarette operations are now included in the Corporate and Other Segment and 2017 information has been recast to conform to the 2018 presentation.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018		2017
Revenues:
Tobacco	$302,009	$294,245		$843,958		$823,876
Real estate	211,860	190,860		580,365		548,426
Corporate and Other	—	(480)		—		(480)
Total revenues	$513,869	$484,625		$1,424,323		$1,371,822
Operating income (loss):
Tobacco	$63,259	$61,601	(1)	$189,185	(2)	$185,526	(4)
Real estate	9,115	3,989		6,222	(3)	21,195
Corporate and Other	(6,356)	(5,867)		(19,444)		(19,277)
Total operating income	$66,018	$59,723		$175,963		$187,444
____________________

(1)	Operating income includes $1,826 of income from MSA Settlement, and $4,104 of litigation judgment expense.
(2) Operating income includes $6,298 of income from MSA Settlements and $525 of litigation judgment expense.

(3)	Operating income includes $2,469 of litigation judgment income.

(4)	Operating income includes $2,721 of income from MSA Settlement, and $5,791 of litigation judgment expense.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues. Total revenues were $513,869 for the three months ended September 30, 2018 compared to $484,625 for the three months ended September 30, 2017. The $29,244 (6.0%) increase in revenues was primarily due to a $21,000 increase in Real Estate revenues primarily related to Douglas Elliman’s brokerage revenues and a $7,764 increase in Tobacco revenues, which was primarily related to increased unit sales volume.
Cost of sales. Total cost of sales was $360,302 for the three months ended September 30, 2018 compared to $338,116 for the three months ended September 30, 2017. The $22,186 (6.6%) increase in cost of sales was primarily due to a $11,969 increase in Tobacco cost of sales due to increased sales volume and a $10,217 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions.
Expenses. Operating, selling, general and administrative expenses were $87,549 for the three months ended September 30, 2018 compared to $82,682 for the same period last year. The $4,867 (5.9%) increase in operating, selling and administrative expenses was due to a $5,657 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $969 increase in Corporate and Other expenses. This was offset by a $1,759 decline in Tobacco operating, selling, general and administrative expenses.
Operating income. Operating income was $66,018 for the three months ended September 30, 2018 compared to $59,723 for the same period last year. The $6,295 (10.5%) increase in operating income was due to a $5,126 increase in Real Estate operating income, primarily related to Douglas Elliman’s operations, and a $1,658 increase in Tobacco operating income. This was offset by an increase of $489 in Corporate and Other operating loss.
Other income (expenses). Other expenses were $36,304 and $32,773 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, other expenses primarily consisted of interest expense of $51,084 and net loss recognized on equity securities of $797. This was offset by income of $10,005 from changes in fair value of derivatives embedded within convertible debt, other income of $2,048, equity in earnings from investments of $3,230, and equity in earnings from real estate ventures of $294. For the three months ended September 30, 2017, other expenses primarily consisted of interest expense of $43,234, equity in losses from investments of $303 and equity in losses from real estate ventures of $47. This was offset by income of $9,437 from changes in fair value of derivatives embedded within convertible debt, and other income of $1,374.
Income before provision for income taxes. Income before income taxes was $29,714 and $26,950 for the three months ended September 30, 2018 and 2017, respectively.

Income tax expense. Income tax expense was $14,686 and $6,472 for the three months ended September 30, 2018 and 2017, respectively. Our provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual income before provision for income taxes in accordance with guidance on accounting for income taxes on interim periods. Our estimated annual effective income tax rate in the 2018 period is greater than the 2017 rate due to the impact of the Tax Cuts and Act of 2017 (the “Tax Act”), primarily from the valuation allowance related to non-deductible interest expense. For the three months ended September 30, 2018, our income tax expense was lower than our estimated effective annual rate by $2,403 primarily due to an income tax benefit associated with a state tax credit, the windfall tax benefit from the vesting of a performance-based stock grant and a change in estimate for the impact of the Tax Act. For the three months ended September 30, 2017, our income tax expense was lower than our estimated effective annual rate by $4,032 primarily due to a state tax credit and a windfall tax benefit associated with the vesting of a performance-based stock grant in July 2017.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in September 2018, $0.90 per carton in March 2018, $1.00 per carton in September 2017 and $0.80 per carton in March 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in September 2018 and $1.00 per carton in November 2017.
All of our Tobacco sales were in the discount category in 2018 and 2017. For the three months ended September 30, 2018, Tobacco revenues were $302,009 compared to $294,245 for the three months ended September 30, 2017. Revenues increased by $7,764 (2.6%) on a 2.7% (68.1 million units) increase in sales volume. The adoption of the revenue standards in Topic 606 decreased revenues by $474 in the third quarter of 2018 compared to the same period in 2017. The increase in unit sales volume created a favorable sales volume variance of $7,947 and a favorable net pricing variance of $291 period over period. We believe that third-quarter 2018 unit volume may have been increased as a result of wholesalers purchasing product in advance of the September 2018 price increase and as a result this dynamic could lower unit sales for the fourth quarter of 2018 when compared to the third quarter of 2018.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2018	2017

Manufacturing overhead, raw materials and labor	$34,257	$33,715
Customer shipping and handling	1,639	—
Federal Excise Taxes, net	130,428	126,912
FDA expense	5,674	5,071
MSA expense, net of market share exemption	47,771	42,102	(1)
Total cost of sales	$219,769	$207,800

(1) Includes $1,826 reduction in expense from MSA Settlement.

The Tobacco segment’s Master Settlement Agreement (“MSA”) expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of September 30, 2018, we estimate taxable shipments in the U.S. will decline by 5% in 2018. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market. For the three months ended September 30, 2018, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of $890 because the value of Liggett’s market share exemption declined compared to the three months ended September 30, 2017.

Tobacco gross profit was $82,240 for the three months ended September 30, 2018 compared to $86,445 for the three months ended September 30, 2017. The adoption of Topic 606 decreased margins by $2,213 in the third quarter of 2018. The remainder of the $4,205 (4.9%) decline in gross profit was due primarily to the absence of a $1,826 reduction in cost of sales from the long-standing dispute related to the MSA in the 2018 period, unfavorable sales mix variances and a lower market share exemption in the 2018 periods, partially offset by a favorable sales volume variance. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit declined from 51.7% in the 2017 period to 47.9% in the 2018 period. After excluding the impact of Topic 606 and reduction of cost of sales from the long-standing dispute related to the MSA, Tobacco gross profit declined from 50.6% in the 2017 period to 49.2% in the 2018 period primarily due to an unfavorable sales mix variance and a lower value of the MSA share exemption discussed above.
The favorable sales volume variance and unfavorable sales mix variance is primarily from Liggett’s strategy to invest promotional expenses, which are accounted for as a reduction of revenues, in its EAGLE 20’s brand. As a result of this strategy, EAGLE 20’s unit sales increased by 19% in the three months ended September 30, 2018 and EAGLE 20’s percentage of Liggett’s total unit sales has increased from 47% in the three months ended September 30, 2017 to 55% for the three months ended September 30, 2018.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $18,981 and $20,740 for the three months ended September 30, 2018 and 2017, respectively. The $1,759 (8.5%) decline was due primarily to the adoption of Topic 606 in 2018, which reduced Tobacco selling, general and administrative expenses by $2,213 for the three months ended September 30, 2018 compared to the same period in 2017. Total tobacco product liability legal expenses, including settlements and judgments, were $1,672 and $5,641 for the three months ended September 30, 2018 and 2017, respectively.
Tobacco operating income. Tobacco operating income was $63,259 for the three months ended September 30, 2018 compared to $61,601 for the same period last year. The Tobacco operating income increase of $1,658 (2.7%) was primarily due to the reduction of product liability legal expenses, including settlements and judgments, of $3,969 in the 2018 period compared to the 2017 period. This was offset by the absence in the 2018 period of a $1,826 reduction in cost of sales from the settlement of a long-standing dispute related to the MSA in the 2017 period and lower gross margins primarily caused by an unfavorable sales mix variance.
Real Estate.
Real Estate revenues. Real Estate revenues were $211,860 and $190,860 for the three months ended September 30, 2018 and 2017, respectively. Real Estate revenues increased by $21,000 (11.0%), primarily related to an increase of $20,767 in Douglas Elliman’s Commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s West market (Los Angeles and Aspen) of $14,245 due primarily to the acquisition of Teles in the Los Angeles area, increased revenues generated from Douglas Elliman’s development marketing division of $10,795 and existing-home sales in its Southeast market, which consisted of entirely of South Florida, of $5,112. The amount was partially offset by declines in Douglas Elliman’s existing-home sales in New York City. As a result of the adoption of Topic 606, Douglas Elliman’s revenues for the three months ended September 30, 2018 were higher by $2,999 when compared to the revenue recognition accounting policies for the three months ended September 30, 2017.

Real Estate revenues and cost of sales for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended
	September 30,
	2018	2017
Real Estate Revenues:
Commission and other brokerage income	$202,158	$181,391
Property management income	8,147	7,793
Title fees	1,174	1,197
Sales on facilities primarily from Escena	381	479
Total real estate revenues	$211,860	$190,860

Real Estate Cost of Sales:
Real estate agent commissions	$139,520	$129,220
Cost of sales on facilities primarily from Escena	843	893
Title fees	170	203
Total real estate cost of sales	$140,533	$130,316
___________________________________
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $10,300 as a result of an increase in sales volume.
Douglas Elliman’s gross margin on real estate brokerage income increased from 28.8% for the three months ended September 30, 2017 to 31.0% for the three months ended September 30, 2018 primarily as a result of increased revenues in its development marketing division in the 2018 period compared to the 2017 period (including $2,999 or 1% related to the adoption of Topic 606) and was partially offset by higher percentages of existing-home sales commission income generated from markets with traditionally lower gross margins.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $62,212 and $56,555 for the three months ended September 30, 2018 and 2017, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s expansion markets and an increase to purchase accounting adjustments.
Real Estate operating income. The Real Estate segment had operating income of $9,115 and $3,989 for the three months ended September 30, 2018 and 2017, respectively. The increase in operating income of $5,126 was primarily related to increased operating income at Douglas Elliman. The increase in operating income at Douglas Elliman was the result of increased operating income in Douglas Elliman’s development marketing division and expansion markets. This was partially offset by a decline in operating income in Douglas Elliman’s existing home sales in New York City. Douglas Elliman’s operating income for the three months ended September 30, 2018 was higher by $3,240 when compared to the revenue recognition accounting policies for the three months ended September 30, 2017.
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $6,356 for the three months ended September 30, 2018 compared to $5,867 for the same period in 2017 and was due primarily to increased administrative costs offset by the decline in operating losses of $526 from E-cigarettes.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues. Total revenues were $1,424,323 for the nine months ended September 30, 2018 compared to $1,371,822 for the nine months ended September 30, 2017. The $52,501 (3.8%) increase in revenues was primarily due to a $31,939 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues, and a $20,082 increase in Tobacco revenues, which was primarily related to increased unit sales volume.

Cost of sales. Total cost of sales was $987,343 for the nine months ended September 30, 2018 compared to $928,933 for the nine months ended September 30, 2017. The $58,410 (6.3%) increase in cost of sales was primarily due to a $31,379 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions, and a $27,031 increase in Tobacco cost of sales primarily related to increased sales volume.
Expenses. Operating, selling, general and administrative expenses were $262,961 for the nine months ended September 30, 2018 compared to $249,654 for the same period last year. The $13,307 (5.3%) increase was due to a $18,002 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman. This was offset by a $5,342 decline in Tobacco operating, selling, general and administrative expenses and a $647 increase in Corporate and Other expense.
Operating income. Operating income was $175,963 for the nine months ended September 30, 2018 compared to $187,444 for the same period last year, a decline of $11,481 (6.1%). Real Estate operating income declined by $14,973 primarily related to Douglas Elliman’s operations, while Tobacco operating income increased by $3,659 and Corporate and Other operating loss increased by $167.
Other income (expenses). Other expenses were $108,881 and $117,128 for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, other expenses primarily consisted of interest expense of $145,452, equity in losses from real estate ventures of $8,378, and net loss recognized on equity securities of $306. This was offset by income of $31,289 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $9,205, and other income of $4,761. For the nine months ended September 30, 2017, other expenses primarily consisted of interest expense of $136,146, loss on extinguishment of debt of $34,110, and equity in losses from investments of $2,823. This was offset by income of $26,142 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $26,357 and other income of $3,452.
Income before provision for income taxes. Income before income taxes was $67,082 and $70,316 for the nine months ended September 30, 2018 and 2017, respectively.
Income tax expense. Income tax expense was $29,394 for the nine months ended September 30, 2018 compared to income tax expense of $22,517 for the nine months ended September 30, 2017. Our provision for income taxes in interim periods is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our effective income tax rate does not bear a relationship to statutory income tax rates due to a valuation allowance being established for items under the Tax Act. Specifically, the Tax Act establishes criteria that limit the amount of deductible annual interest expense but allows for an interest expense carry forward for any interest expense limitation applied to taxable income. We expect a portion of the interest expense in 2018 to be disallowed as a tax deduction and we do not expect any of the disallowed interest expense to be tax deductible in the future. Further, based on available guidance for the Tax Act, we expect to receive an income tax deduction for any stock-based compensation granted as part of a binding agreement in effect prior to November 2, 2017 but do not expect to receive an income tax deduction for any stock-based compensation or any performance-based cash compensation plans that were granted in 2018. Upon the issuance of additional guidance related to the Tax Act, our expectations may change which could result in additional changes to our annual effective tax rate. This has resulted in an increased effective income tax rate in the 2018 period when compared to the 2017 tax rate. For the nine months ended September 30, 2018, our income tax expense was $4,415 less than tax expense computed when applying our estimated annual effective tax rate to year-to-date income primarily due to an income tax benefit associated with a state tax credit, the windfall tax benefit from the vesting of a performance-based stock grant and a change in estimate for the impact of the Tax Act. For the nine months ended September 30, 2017, our income tax expense was lower than our estimated annual effective rate by $4,444 primarily due to a state tax credit, a windfall tax benefit from the vesting of a performance-based stock grant in 2017 and the results of recent state income tax audits.

Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in September 2018, $0.90 per carton in March 2018, $1.00 per carton in September 2017 and $0.80 per carton in March 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in September 2018 and $1.00 per carton in November 2017.
All of our Tobacco sales were in the discount category in 2018 and 2017. For the nine months ended September 30, 2018, Tobacco revenues were $843,958 compared to $823,876 for the nine months ended September 30, 2017. Revenues increased by $20,082 (2.4%) due primarily to a 2.1% (145.2 million units) increase in unit sales volume. The increase in sales volume created a favorable sales volume variance of $17,131 combined with a favorable net price variance of $4,109 as a result of price increases in March and September 2018 and November 2017. The adoption of Topic 606 decreased revenues by $1,158 for the nine months ended September 30, 2018. We believe that 2018 unit volume for the nine months ended September 30, 2018 may have been increased as a result of wholesalers purchasing product in advance of the September 2018 price increase and, as a result, this dynamic could lower unit sales for the fourth quarter of 2018 when compared to the third quarter of 2018.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2018		2017

Manufacturing overhead, raw materials and labor	$95,782		$94,449
Customer shipping and handling	4,309		—
Federal Excise Taxes, net	359,199		351,474
FDA expense	16,990		15,233
MSA expense, net of market share exemption	121,212	(1)	109,305	(2)
Total cost of sales	$597,492		$570,461

(1) Includes $6,298 reduction in expense from MSA Settlements.
(2) Includes $2,721 reduction in expense from MSA Settlements.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of September 30, 2018, we estimate taxable shipments in the U.S. will decline by 5% in 2018. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market. For the nine months ended September 30, 2018, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of $2,500 because the value of Liggett’s market share exemption declined compared to the nine months ended September 30, 2017.
Tobacco gross profit was $246,466 for the nine months ended September 30, 2018 compared to $253,415 for the nine months ended September 30, 2017. The adoption of Topic 606 decreased margins by $5,903 in the nine months ended September 30, 2018. The remainder of the $6,949 decline in gross profit was due primarily to unfavorable sales mix variances and a reduction in the benefit from market share exemption from the MSA, partially offset by a $3,577 change in recognition of long-standing dispute related to the MSA settlements and favorable sales volume variance. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit was 50.8% in the 2018 period and 53.6% in the 2017 period. After excluding the impact of Topic 606 and reduction of cost of sales from the long-standing dispute related to the MSA, Tobacco gross profit declined from 53.1% in the 2017 period to 50.8% in the 2018 period primarily due to an unfavorable sales mix variance and a lower value of the MSA share exemption discussed above.
The favorable sales volume variance and unfavorable sales mix variance is primarily from Liggett’s strategy to invest promotional expenses, which are included as a reduction of revenues, in its EAGLE 20’s brand. As a result of this strategy, EAGLE 20’s unit sales have increased by 25% in the nine months ended September 30, 2018 from the 2017 period and EAGLE 20’s percentage of Liggett’s total unit sales increased from 43% in the nine months ended September 30, 2017 to approximately 53% for the nine months ended September 30, 2018.

Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $56,756 for the nine months ended September 30, 2018 compared to $62,098 for the nine months ended September 30, 2017. The $5,342 (8.6%) decline was due primarily to the adoption of Topic 606 in 2018. Tobacco product liability legal expenses, including settlements and judgments, were $5,256 and $10,461 for the nine months ended September 30, 2018 and 2017, respectively.
Tobacco operating income. Tobacco operating income was $189,185 for the nine months ended September 30, 2018 compared to $185,526 for the same period last year. The Tobacco operating income increase of $3,659 (2.0%) was primarily due to a reduction in expenses associated with legal settlements, a reduction of cost of sales due to settlements of long-standing dispute related to the MSA offset by lower gross margins associated with unfavorable sales mix variances and a reduction in benefit from the market share exemption.
Real Estate.
Real Estate revenues. Real Estate revenues were $580,365 and $548,426 for the nine months ended September 30, 2018 and 2017, respectively. Real Estate revenues increased by $31,939 (5.8%), which was primarily related to an increase of $30,450 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s West market (Los Angeles and Aspen) of $49,181 due primarily to the acquisition of Teles in the Los Angeles area and existing-home sales in its Southeast market, which consisted of entirely of South Florida, $17,593. The amount was partially offset by declines in Douglas Elliman’s existing-home sales in New York City. As a result of the adoption of Topic 606, Douglas Elliman’s revenues for the nine months ended September 30, 2018 were lower by $4,829 when compared to the revenue recognition accounting policies for the nine months ended September 30, 2017.
Real Estate revenues and cost of sales for the nine months ended September 30, 2018 and 2017, respectively, were as follows:

	Nine Months Ended
	September 30,
	2018	2017
Real Estate Revenues:
Commission and other brokerage income	$547,210	$516,760
Property management income	25,226	24,149
Title fees	4,085	3,719
Sales on facilities primarily from Escena	3,844	3,798
Total real estate revenues	$580,365	$548,426

Real Estate Cost of Sales:
Real estate agent commissions	$386,194	$354,878
Cost of sales on facilities primarily from Escena	2,819	2,951
Title fees	838	643
Total real estate cost of sales	$389,851	$358,472
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $31,316 as a result of an increase in sales volume.
Douglas Elliman’s gross margin on real estate brokerage income declined from 31.3% for the nine months ended September 30, 2017 to 29.4% for the nine months ended September 30, 2018 primarily as a result of an increase in percentages of commission income generated from markets with traditionally lower gross margins and the adoption of Topic 606.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses, excluding settlements and judgments, were $186,761 and $168,759 for the nine months ended September 30, 2018 and 2017, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s expansion markets, advertising and brokerage administrative expenses.

Real Estate operating (loss) income. The Real Estate segment had operating income of $6,222 for the nine months ended September 30, 2018 and operating income of $21,195 for the nine months ended September 30, 2017. The decline in operating income was $14,973. The decreased operating income at Douglas Elliman was the result of a higher percentage of revenue generated from markets with traditionally lower gross margins in addition to increased expenses associated in Douglas Elliman’s expansion markets, advertising, and brokerage administrative expenses. Douglas Elliman’s operating income for the nine months ended September 30, 2018 was lower by $1,855 when compared to the revenue recognition accounting policies for the nine months ended September 30, 2017 (the adoption of Topic 606).
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $19,444 for the nine months ended September 30, 2018 compared to $19,277 for the same period in 2017.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2018:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2018	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$14,962	$—	$14,962	$—	TBD		N/A		1		N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,568	7,668	10,236	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$17,530	$7,668	$25,198	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(2,355)	2,825	470	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	9,186	13,976	—	97,000	SF	—		27	R	May 2014	December 2018
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	9,149	1,322	—	252,000	SF	80,000	SF	452	H	September 2013	December 2018
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	2,083	(1,084)	999	—	330,000	SF	1,700	SF	157	R	September 2014	June 2019
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(340)	1,774	1,434	—	130,000	SF	—		57	R	Fall 2015	December 2018
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		11 367	R H	June 2014	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(453)	1,949	1,496		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	19,630	3,398	23,028	—	160,000	SF	TBD		70	R	October 2015	September 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.4%	5,992	(5,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	(133)	(1,685)	—	210,000	SF	—		20 190	R H	May 2015	June 2019
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	6,032	23,032	—	630,000	SF	85,000	SF	236 137	R H	September 2016	June 2020
Monad Terrace	Miami Beach, FL	May 2015	18.3%	7,635	1,604	9,239	—	160,000	SF	—		59	R	May 2016	December 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	5,921	1,755	7,676	—	63,000	SF	—		13	R	June 2017	TBD
15 East 19th St	Brooklyn, NY	April 2017	9.8%	402	69	471	—	24,000	SF	—		33	R	August 2017	March 2019
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	19.8%	8,650	1,027	9,677	—	100,000	SF	150,000	SF	177	R	May 2017	September 2019
Condominium and Mixed Use Development				$11,354	$79,781	$91,135	$—

1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	$15,233	$(8,351)	$6,882	$—	260,000	SF	25,000	SF	391	R	March 2014	Complete
Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	816	(816)	—	—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio		November 2013	16.3%	(1,584)	1,689	105	—	N/A		N/A		N/A		N/A	N/A
Apartment Buildings				$14,465	$(7,478)	$6,987	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	5.2%	$31,012	$(13,428)	$17,584	$—	446,000	SF	—		628	H	N/A	N/A
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,610)	2,438	—	52	Acres	—		101	H	N/A	N/A
Hotels				$37,060	$(17,038)	$20,022	$—

The Plaza at Harmon Meadow (700 Plaza Drive)	Secaucus, NJ	March 2015	49.0%	$4,816	$(3,004)	$1,812	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail (3131 Las Vegas Blvd South)	Las Vegas, NV	December 2016	1.6%	5,167	1,820	6,987	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,983	$(1,184)	$8,799	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$13,798	$(788)	$13,010	$6,133	N/A		N/A		N/A		N/A	N/A
Witkoff EB-5 Capital Partners	Multiple	September 2018	49%	790	178	968	9,010	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$14,588	$(610)	$13,978	$15,143

Investments in real estate ventures				$87,450	$53,471	$140,921	$15,143

Total Carrying Value				$104,980	$61,139	$166,119

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

(2) Carrying value as of September 30, 2018, includes non-controlling interest of $690 and $0 respectively.
(3) The Witkoff GP Partner venture consisted of a $1,664 investment in 500 Broadway, a $7,134 investment in Fontainebleau Las Vegas, $486 investment in 1568 Broadway debt, and a $3,726 investment in 701 7th debt.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $2,067 as of September 30, 2018. New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of September 30, 2018 were $25,483. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the nine months ended September 30, 2018, New Valley capitalized $6,549 of interest costs and utilized (reversed) $8,324 of previously capitalized interest in connection with the recognition of equity in earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $59,992 and $8,183 for the nine months ended September 30, 2018 and 2017, respectively.
Cash provided from operations was $209,808 and $206,443 for the nine months ended September 30, 2018 and 2017, respectively. The increase primarily related to increased accruals under the MSA due to increased unit sales, declines in cash interest expense and the absence of the redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021. These were offset by a decline in operating income, increased reductions in other current liabilities and income tax liabilities in 2018 when compared to 2017 and declines in distributions from investments in real estate ventures.
Cash provided by investing activities was $27,362 and cash used in investing activities was $45,772 for the nine months ended September 30, 2018 and 2017, respectively. In the first nine months of 2018, cash provided by investing activities was from the sale of investment securities of $14,895, pay downs of investment securities of $1,293, maturities of investment securities of $16,899, distributions from investments in real estate ventures of $37,819, repayments of notes receivable of $67, and a decrease in restricted assets of $254. This was offset by the purchase of investment securities of $22,516, investments in real estate ventures of $6,132, capital expenditures of $12,546, investments in real estate, net of $1,495, an increase in cash surrender value of corporate-owned life insurance policies of $806, and acquisition of a business of $370. In the first nine months of 2017, cash used in investing activities was for the purchase of investment securities of $120,362, investments in real estate ventures of $20,830, capital expenditures of $15,258, investments in real estate, net of $357, an increase in cash surrender value of corporate-owned life insurance policies of $831, issuance of notes receivable of $1,633, the acquisition of a business of $6,569, and purchase of long-term investments of $26,500. This was offset by the sale of investment securities of $23,066, pay downs of investment securities of $2,153, decrease in restricted assets of $2,112, the maturities of investment securities of $94,858, distributions from investments in real estate ventures of $23,338, proceeds from the sale or liquidation of long-term investments of $966, and proceeds from the sale of fixed assets of $75.
Cash used in financing activities was $177,178 and $152,488 for the nine months ended September 30, 2018 and 2017, respectively. In the first nine months of 2018, cash was used for the dividends and distributions on common stock of $169,571, repayments of debt of $1,490, net repayments of debt under the revolver of $3,596 and distributions to non-controlling interest of $2,521. In the first nine months of 2017, cash was used for the dividends and distributions on common stock of $158,425, repayments of debt of $836,600, net repayments of debt under the revolver of $31,349, distributions to non-controlling interest of $165, and payment of deferred financing costs of $19,200. This was offset by proceeds from debt issuance of $850,021, and proceeds of issuance of our common stock of $43,230.
For the years ended December 31, 2017, 2016 and 2015, cash payments of dividends and distributions on common stock exceeded cash from operations by $79,902, $101,311 and $43,672, respectively. The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “ 10.5% Senior Notes due 2026” below. For the next twelve months beginning November 2, 2018, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include repayment of the $230,000 of convertible notes due January 2019 (assuming they do not convert into shares of our common stock), which we intend to do using the cash proceeds of the issuance of our 10.5% Senior Notes due 2026, cash interest expense of approximately $118,300, which includes $34,125 from our 10.5% Senior Notes due 2026 that were issued in November 2018, dividends on our outstanding common shares of approximately $234,700 (which may be higher if our convertible notes due January 2019 convert into shares of our common stock) and other corporate expenses and taxes.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of September 30, 2018, we had cash and cash equivalents of $363,719 (including $89,866 of cash at Douglas Elliman and $105,893 of cash at Liggett), investment securities, which were carried at $135,246 (see Note 4 to condensed consolidated financial statements), and long-term investments, which were carried at $76,452 (and, based on market prices as of September 30, 2018, had a fair value of $149,550, including in-transit redemptions (see Note 5 to condensed consolidated financial statements)). As of September 30, 2018, our investments in real estate ventures were carried at $142,988 and our investments in real estate, net were carried at $25,198.

Corporate Impact of the Tax Act. The Tax Act limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a significant portion of our interest expense in future years may not be deductible, which would increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We expect a portion of our interest expense in 2018 to be disallowed as a tax deduction and, based on current projections, we do not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of our annual effective tax rate, we have established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2018. We continue to analyze the impact of the nondeductible interest on our operations and capital structure.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of September 30, 2018, $30,722 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was $16,817 based on eligible collateral at September 30, 2018. At September 30, 2018, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $255,454 for the last twelve months ended September 30, 2018.
Vector.
6.125% Senior Secured Notes due 2025. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes due 2025 (“6.125% Senior Secured Notes”). The aggregate net proceeds from the issuance of the 6.125% Senior Secured Notes were approximately $831,100 after deducting offering expenses. We used the net proceeds of the issuance, together with the proceeds from the sale of 2,205,000 common shares, to redeem all of our outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing notes. We retired the 7.75% Senior Secured Notes at 103.875%, plus accrued and unpaid interest, on February 26, 2017. We incurred a loss on the extinguishment of the debt of $34,110 for the nine months ended September 30, 2017, which included $32,356 of premium and tender offer costs and non-cash interest expense of $1,754 related to the write-off of net unamortized debt premium and deferred finance costs.
The indenture governing our 6.125% Senior Secured Notes (the “2025 Indenture”) contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2025 Indenture, for the most recently ended four full quarters is less than $75,000. The 2025 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the 2025 Indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the 2025 Indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2025 Indenture. Our Secured Leverage Ratio is defined in the 2025 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined in the 2025 Indenture.

	Indenture	September 30, 2018
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$349,002
Leverage ratio, as defined	<3.0 to 1	2.15 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.9 to 1

As of September 30, 2018 and December 31, 2017, we were in compliance with all debt covenants related to the 2025 Indenture.

10.5% Senior Notes due 2026. On November 2, 2018, we sold $325,000 of our 10.5% Senior Notes due 2026 in a private offering that was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A of the Securities Act. There are no registration rights associated with the notes, and the Company does not intend to offer notes registered under the Securities Act in exchange for the 10.5% Senior Notes or file a registration statement with respect to the 10.5% Senior Notes. The aggregate net proceeds from the sale of the 10.5% Senior Notes were approximately $315,000 after deducting underwriting discounts, commissions, fees and offering expenses. We intend to use the net cash proceeds from the issuance of our 10.5% Senior Notes to redeem, repurchase, repay or otherwise retire, the principal amount, plus accrued and unpaid interest on our outstanding 7.5% Variable Interest Senior Convertible Notes due 2019, and for general corporate purposes (including to redeem, repurchase, repay or otherwise retire the principal amount, plus accrued and unpaid interest on our outstanding 5.5% Variable Interest Senior Convertible Notes due 2020, at, or prior to, their maturity).
The 10.5% Senior Notes bear interest at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2019, and mature on November 1, 2026. Interest will accrue from November 2, 2018. The 10.5% Senior Notes mature on November 1, 2026. The Company may redeem some or all of the 10.5% Senior Notes at any time prior to November 1, 2021 at a make-whole redemption price. On or after November 1, 2021, the Company may redeem some or all of the 10.5% Senior Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, the Company may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture, each holder of the 10.5% Senior Notes will have the right to require the Company to make an offer to repurchase some or all of its 10.5% Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the 10.5% Senior Notes plus accrued and unpaid interest to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the indenture, it must offer to repurchase the 10.5% Senior Notes at the prices listed in the indenture.
The 10.5% Senior Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, and by DER Holdings LLC, through which the Company indirectly owns a 70.59% interest in Douglas Elliman LLC. DER Holdings LLC does not guarantee our 6.125% Senior Secured Notes.
The indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) restricts our ability to pay dividends and make certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of the Company’s consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and the Company is in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0x, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and the Company is in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0x. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0x, and restricts our ability to secure debt other than secured debt incurred pursuant to a Secured Leverage Ratio no greater than 3.75x, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0x. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined in the 2026 Indenture.

	Indenture	September 30, 2018
Covenant	Requirement
Fixed charge coverage ratio, as defined	>2.0 to 1	2.09 to 1
Net leverage ratio, as defined	<4.0 to 1	2.02 to 1
Secured leverage ratio, as defined	<3.75 to 1	0.3 to 1
As of September 30, 2018, after giving effect to the issuance and incurrence of the 10.5% Senior Notes as of that date, we would have been in compliance with all of the debt covenants governing our 10.5% Senior Notes.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. At September 30, 2018, we and our subsidiaries had total outstanding indebtedness of $1,371,403, consisting of $230,000 of our 7.5% convertible notes due in 2019, $258,750 of our 5.5% variable interest senior convertible notes due in 2020, and $850,000 of our 6.125% Senior Secured Notes due in 2025. In November 2018 we issued $325,000 of our 10.5% Senior Notes due 2026. In addition, subject to the terms of any future agreements, we and our subsidiaries will be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Our 7.5% convertible notes mature on January 15, 2019 and have a conversion price of $13.80 per common share. We cannot predict what the price of our common stock will be on January 15, 2019. Depending on prevailing market prices of our common stock, our 7.5% convertible notes due 2019 could convert into 16,660,600 share of our common stock, or we could be required to pay the full principal amount of these notes in cash at maturity. If we are required to pay the full principal amount of these convertible notes with cash, we would do so from the proceeds of the offering of our 10.5% Senior Notes due 2026. We may utilize the proceeds from the offering of our 10.5% Senior Notes due 2026 that are not applied to repayment of our convertible notes due 2019 to repay, repurchase, retire or redeem our convertible notes due April 2020 at or prior to the maturity of these convertible notes or for general corporate purposes, including to pursue business opportunities.
If the convertible notes due 2019 were to convert or be exchanged into shares of common stock pursuant to their terms or otherwise, holders of these shares would be entitled to receive the same dividends that the Company pays to all holders of common stock, which would require us to increase the amount of cash we would otherwise expect to need in order to pay these dividends. Payment of these, and any other dividends, would be subject to compliance with the restrictive covenants in the 10.5% Senior Notes due 2026 described above.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $363,700, investment securities at fair value of approximately $135,200, long-term investments with an estimated value of approximately $149,600, including in-transit redemptions, and availability under Liggett’s credit facility of approximately $16,800 at September 30, 2018. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of September 30, 2018, approximately $30,700 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2018, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $307.
In addition, as of September 30, 2018, $427,260 ($488,750 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $257 with approximately $21 resulting from the embedded derivative associated with the 7.5% variable interest senior convertible notes, and the remaining $236 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $6,800 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $45,218 and $44,963. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $45,124 as of September 30, 2018. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We also hold long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities.

Equity Security Price Risk

As of September 30, 2018, we held various investments in equity securities with a fair value of $109,781. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
Upon our adoption of the Accounting Standards Update entitled “ASU 2016-01, Financial Instruments: Overall” on January 1, 2018, we now record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of September 30, 2018, under the new standard, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $10,978.

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

In July 2017, FDA announced a comprehensive approach regarding the regulation of cigarettes and other tobacco products. As part of the comprehensive approach, FDA announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. In 2017, approximately 20% of our cigarette unit sales were menthol flavored. FDA issued this ANPR on March 21, 2018, seeking comments, data, research results, or other information about, among other things, how flavors attract youth to initiate tobacco product use and about whether and how certain flavors may help adult cigarette smokers reduce cigarette use and switch to potentially less harmful products. In the ANPR, FDA stated that potential regulatory actions include, but are not limited to, tobacco product standards and restrictions on the sale and distribution of tobacco products with flavors.

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

There have not been any changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

In July 2017, FDA announced a comprehensive approach regarding the regulation of cigarettes and other tobacco products. As part of the comprehensive approach, FDA announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. In 2017, approximately 20% of our cigarette unit sales were menthol flavored. FDA issued this ANPR on March 21, 2018, seeking comments, data, research results, or other information about, among other things, how flavors attract youth to initiate tobacco product use and about whether and how certain flavors may help adult cigarette smokers reduce cigarette use and switch to potentially less harmful products. In the ANPR, FDA stated that potential regulatory actions include, but are not limited to, tobacco product standards and restrictions on the sale and distribution of tobacco products with flavors.

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
We and our subsidiaries have significant indebtedness and debt service obligations. As of September 30, 2018, we and our subsidiaries had total outstanding indebtedness of $1.3 billion and $1.7 billion, adjusted to give effect the issuance of $325 million of our 10.5% Senior Notes due 2026 that were issued in November 2018. We intend to use the cash proceeds of the 10.5% Senior Notes due 2026 to repay our convertible notes due 2019 at maturity and for other general corporate purposes. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We have significant liquidity commitments.
For the next 12 months beginning November 1, 2018, we have significant liquidity commitments that will require the use of our existing cash resources. Our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months beginning November 1, 2018 include the following:

•	repayment of the $230 million of convertible notes due January 2019 (assuming they do not convert into shares of our common stock);

•	cash interest expense of approximately $118.3 million,

•	dividends on our outstanding common shares of approximately $234.7 million (which may be higher if our convertible notes due January 2019 convert into shares of our common stock), and

•	other corporate expenses and taxes.

We intend to use the cash proceeds from the November 2018 offering of our 10.5% Senior Notes due 2026 to repay the principal amount of our convertible notes due January 2019. In order to meet the above liquidity requirements as well as other liquidity needs in the normal course of business, we will be required to use cash flows from operations and existing cash and cash equivalents. Should these resources be insufficient to meet the upcoming liquidity needs, we may also be required to liquidate investment securities available for sale and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful.

Our 6.125% Senior Secured Notes, 10.5% Senior Notes and the Liggett Credit Facility contain restrictive covenants that limit our operating flexibility, and may limit our ability to pay dividends in the future.
The 2025 Indenture, 2026 Indenture and the Liggett Credit Facility contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	create liens with respect to our assets;

•	make investments, loans or advances;

•	prepay subordinated indebtedness;

•	enter into transactions with affiliates; and

•	merge, consolidate, reorganize or sell our assets.

The indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) restricts our ability to pay dividends and make certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of the Company’s consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and the Company is in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0x, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and the Company is in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0x. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0x, and restricts our ability to secure debt other than secured debt incurred pursuant to a Secured Leverage Ratio no greater than 3.75x, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0x. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. There can be no guarantee that we will be in compliance with these financial metrics, and therefore our ability to pay dividends or engage in other corporate transactions may be limited in the future.
In addition, our 6.125% Senior Secured Notes and 10.5% Senior Notes require us to meet specified financial ratios in order to take certain actions, including, a Leverage Ratio and a Secured Leverage Ratio (as defined in the 2025 Indenture) with respect to the 6.125% Senior Secured Notes, and a Fixed Charge Coverage Ratio and a Net Leverage Ratio (as defined in the 2026 Indenture) with respect to the 10.5% Senior Notes. See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for a discussion of these ratios. The Liggett Credit Facility also requires us to maintain specified financial ratios so long as any obligations are outstanding under the facility. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these and other provisions of the 2025 Indenture, 2026 Indenture, and the Liggett Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act have been issued or sold by us during the three months ended September 30, 2018 except for approximately 6,710,249 shares of our common stock issued as a stock dividend on September 27, 2018.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended September 30, 2018 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2018	192,119	$19.03	(1)	—	—
August 1 to August 31, 2018	—	—		—	—
September 1 to September 30, 2018	—	—		—	—
Total	192,119	$19.03		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with an employee’s vesting in restricted stock. The shares were immediately canceled. The number of shares and average price paid per share have not been adjusted for the impact of our 5% stock dividend, payable on September 27, 2018.

Item 6.    Exhibits:

*4.1
Indenture, dated as of November 2, 2018, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vector’s Form 8-K dated November 2, 2018).

*10.1
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, among Liggett Group LLC, 100 Maple LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Vector’s Form 8-K dated November 2, 2018).

12.1
Computation of Ratio of Earnings to Fixed Charges for each of the five years within the period ended December 31, 2017 and for each of the nine months within the periods ended September 30, 2018 and 2017.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 9, 2018