Form 10-K
period 2018-12-31
VECTOR GROUP LTD
filed 2019-03-01
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑ Yes     ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐  Yes  ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2018 was approximately $1.914 billion.
At March 1, 2019, Vector Group Ltd. had 140,914,642 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	28
Item 2.	Properties	28
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	29

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	30
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	58
Item 9A.	Controls and Procedures	58
Item 9B.	Other Information	60

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions, and Director Independence	61
Item 14.	Principal Accounting Fees and Services	61

PART IV
Item 15.	Exhibits and Financial Statement Schedules	62
Item 16.	Form 10-K Summary	66
SIGNATURES		67
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-101 INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS
Overview
Vector Group Ltd., a Delaware corporation, is a holding company and is engaged principally in two business segments:

•	Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
Real Estate: the real estate business through our New Valley LLC (“New Valley”) subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 100% of Douglas Elliman Realty, LLC (“Douglas Elliman”), which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut, Massachusetts and Aspen, Colorado.

In addition, as a result of the reduction in e-cigarette activities, results from our e-cigarette operations are now included in the Corporate and Other Segment and 2016 and 2017 information has been recast to conform to the 2018 presentation.
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

•	Continue to provide the best quality products relative to other discount products in the marketplace;

•	Increase efficiency by developing and adopting an organizational structure to maximize profit potential;

•	Selectively expand the portfolio of partner brands and private label brands utilizing a pricing strategy that offers long-term price stability for customers; and

•	Identify, develop and launch relevant new tobacco products to the market in the future.
New Valley

•	Continue to grow Douglas Elliman’s operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities, including entry into new markets;

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad which we believe will generate above-market returns;

•	Acquire operating companies through mergers, asset purchases, stock acquisitions or other means; and

•	Invest our excess funds opportunistically in situations that we believe can maximize stockholder value.
Tobacco Operations
General.  Our Tobacco segment operates through our two subsidiaries, Liggett and Vector Tobacco. Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. Vector Tobacco is a discount cigarette manufacturer selling product in the deep discount category. In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Vector Tobacco, unless otherwise specified.
For the year ended December 31, 2018, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.
Since 2004, Liggett has only produced discount cigarettes and all of Liggett’s units sold in 2018, 2017 and 2016 were in the discount segment. The U.S. cigarette market consists of premium cigarettes, which are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, and discount cigarettes, which are marketed at lower retail prices to adult smokers who are more value conscious. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace.
According to data from Management Science Associates, Inc., the discount segment represented 27.7% of the total U.S. cigarette market in 2018 compared to 27.5% in 2017 and 27.4% in 2016. Liggett’s domestic shipments of approximately 9.4 billion cigarettes during 2018 accounted for 4.0% of the total cigarettes shipped in the United States during such year. Liggett’s market share was 3.7% in 2017 and 3.3% in 2016. According to Management Science Associates, Liggett held a share of approximately 14.3% of the overall discount market segment for 2018 compared to 13.5% for 2017 and 12.0% for 2016.
Liggett produces cigarettes in 109 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•
PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009; PYRAMID represented 32.5% of Liggett’s unit volume in 2018, 39.4% in 2017 and 50.7% in 2016,

•
EAGLE 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013; EAGLE 20’s represented 53.5% of Liggett’s unit volume in 2018, 44.4% in 2017 and 29.1% in 2016. EAGLE 20’s is now the largest seller in Liggett’s family of brands,

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
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 18% and 12% of Liggett’s revenues in 2018, 18% and 13% of Liggett’s revenues in 2017, and 16% and 14% of Liggett’s revenues in 2016. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers, represented approximately 11% and 4%, respectively, of net accounts receivable at December 31, 2018, 7% and 5%, respectively, at December 31, 2017, and 9% and 3%, respectively, at December 31, 2016. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.

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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of leaf tobacco, including flue-cured, burley, Maryland, oriental, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of these products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and foreign leaf dealers, much of it under long-term purchase commitments. As of December 31, 2018, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market 109 different cigarette brand styles. Liggett’s facility produced approximately 9.4 billion cigarettes in 2018, but maintains the capacity to produce approximately 17.4 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Competition.  Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc. (“Philip Morris”), which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company (“RJ Reynolds”), which is owned by British American Tobacco Plc, and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, after the MSA was signed, some smaller manufacturers and importers that are not parties to the MSA were able to overcome these competitive barriers due to their cost advantage resulting from the MSA. These smaller manufacturers and importers that are not parties to the MSA were subsequently impacted by the state statutes enacted pursuant to the MSA; however, these companies still have significant market share in the aggregate through competitive discounting in this segment.
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
According to Management Science Associates Inc.’s data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for 76.5% of the domestic cigarette market in 2018. Liggett’s domestic shipments of approximately 9.4 billion cigarettes during 2018 accounted for 4.0% of the approximately 236 billion cigarettes shipped in the United States, compared to 9.2 billion cigarettes in 2017 (3.7%) and 8.5 billion cigarettes in 2016 (3.3%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates Inc.’s data indicating that domestic industry-wide shipments declined by 4.7% (approximately 11.6 billion units) and 4.2% (approximately 10.8 billion units) in 2018 and 2017, respectively. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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
Philip Morris and RJ Reynolds dominate the domestic cigarette market, controlling 76.5% of the U.S. cigarette market in 2018, which makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.

Legislation and Regulation
In the United States, tobacco products are subject to substantial and increasing legislation, regulation, taxation, and litigation, which have a negative effect on revenue and profitability.
The cigarette industry continues to be challenged on numerous fronts. The industry faced increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1A. “Risk Factors”, Item 3. “Legal Proceedings” and Note 15 to our consolidated financial statements, which contain a description of litigation.
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
On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “TCA”) became law. The law grants the U.S. Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

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

The TCA imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees are allocated among tobacco product classes according to a formula set out in the statute, and then among manufacturers and importers within each class based on market share. FDA user fees for 2018 were $23,429 for Liggett and Vector Tobacco combined and will likely increase in the future.

The law also required establishment of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

Menthol and Flavorings
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report stated that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but did not expressly recommend that FDA ban menthol cigarettes. In July 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes. FDA also issued and accepted public comment on an Advance Notice of Proposed Rulemaking (“ANPR”) seeking input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us. In July 2014, the federal district court for the District of Columbia ruled on cross-motions for summary judgment in a lawsuit brought by several cigarette manufacturers against FDA challenging the composition of the TPSAC. The district court granted, in part, the plaintiffs’ motion for summary judgment, ordering FDA to reconstitute the TPSAC and barring the agency from relying in any manner on the March 2011 TPSAC report on menthol. FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. In January 2016, the D.C. Circuit vacated the district court’s decision due to the plaintiffs’ lack of standing and lifted the prohibition on FDA relying on the March 2011 TPSAC report. The D.C. Circuit’s decision does not preclude future challenges if FDA ultimately relies on the March 2011 TPSAC report to restrict or ban menthol in cigarettes.
In July 2017, FDA announced a comprehensive plan for Tobacco and Nicotine Regulation. As part of this comprehensive plan, FDA announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) in increased initiation among youth and young adults as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. In 2018, approximately 20% of our cigarette unit sales were menthol flavored. FDA issued this ANPR on March 21, 2018, seeking comments, data, research results, or other information about, among other things, how flavors attract youth to initiate tobacco product use and about whether and how certain flavors may help adult cigarette smokers reduce cigarette use and switch to potentially less harmful products. In the ANPR, FDA stated that potential regulatory actions include, but are not limited to, tobacco product standards and restrictions on the sale and distribution of tobacco products with flavors.

Advertising and Warnings on Packaging
The TCA imposes significant new restrictions on the advertising and promotion of tobacco products. For example, as required under the law, FDA reissued certain regulations previously issued in 1996 (which were struck down by the Supreme Court in 2000 as beyond FDA’s then authority). Subject to limitations imposed by a federal injunction (discussed below), these regulations took effect on June 22, 2010. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for nontobacco products.
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by the TCA, including the ban on color and graphics in advertising, the color graphic and non-graphic warning label requirement, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and a ban on the distribution of product samples. In March 2012, a federal appellate court let stand numerous advertising and promotion restrictions, but held that the ban on the use of color and graphics in advertising was unconstitutional.
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
In June 2011, FDA issued a final rule that would have modified the required warnings that appear on cigarette packages and in cigarette advertisements. The rule would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would have had to appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds and seeking an injunction staying implementation of the graphic images, and other related labeling requirements. In February 2012, on First Amendment grounds, the court granted the industry’s motion for summary judgment permanently enjoining implementation of FDA’s graphic warnings regulation. This decision was affirmed on appeal and FDA did not seek United States Supreme Court review. FDA instead decided to undertake research to support a new graphic warnings rule. In October 2016, the American Academy of Pediatrics and other public health groups filed a federal lawsuit claiming that the FDA had unlawfully withheld and unreasonably delayed action on the rule. In September 2018, the District Court for the District of Massachusetts issued an order granting summary judgment to the plaintiffs and ordered FDA to provide an expedited schedule for the issuance of the rule. FDA subsequently proposed a new deadline for the final rule of May 2021. The plaintiffs responded by asking the court to order FDA to publish a final rule by January 31, 2020. The court has not issued its response to either party. Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued. We cannot predict how the inclusion of new warnings, if ultimately required by FDA in new rulemaking, would impact product sales or whether it would have a material adverse effect on us.

Product Review
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
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. With respect to the first six NSE orders, Liggett discontinued the cigarette brand styles subject to the orders. Sales of these discontinued cigarette brand styles were de minimis. With respect to NSE orders issued in September 2017 relating to 14 cigarette brand styles, Liggett has elected to pursue administrative appeals with FDA. Sales of these 14 cigarette brand styles accounted for approximately 1% of the tobacco segment’s annual revenue in 2017. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles accounted for approximately 0.5% of the tobacco segment’s annual revenue in 2017. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process. There can be no assurance as to the timing or outcome of these appeals and adverse decisions on the appeals could require these cigarettes to be removed from the market.
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
FDA has not indicated whether the applications relating to Liggett’s other products not covered by that May 2018 letter would proceed through FDA review. We cannot predict whether FDA will deem Liggett’s outstanding applications, including its responses to “Preliminary Finding” letters for pending substantial equivalence applications, to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.
In April 2015, a number of cigarette manufacturers filed a federal lawsuit challenging FDA’s March 4, 2015 “guidance” document, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions.” The guidance document would have required FDA’s prior approval for all changes to the label of a tobacco product that would render the product “distinct” and a “new tobacco product,” even though there was no change to the product itself. Similarly, the guidance document would have required prior approval for changes in the quantity of products sold within a package. The complaint alleged, among other things, that FDA’s guidance was contrary to and exceeded FDA’s authority under the Federal Food, Drug, and Cosmetic Act (“FDCA”).
In September 2015, FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, in September 2015, certain cigarette manufacturers filed a lawsuit in the federal district court for the District of Colombia challenging FDA’s September 2015 “guidance” document. In August 2016, the court ruled that a modification to an existing product’s label does not result in a “new tobacco product” and therefore such a label change does not give rise to the substantial equivalence review process. Accordingly, the court vacated the revised guidance insofar as it pertains to label changes, but upheld the guidance in all other respects, including its treatment of product quantity changes as modifications that give rise to a “new tobacco product” requiring substantial equivalence review. The parties did not appeal this decision, concluding the litigation.
In May 2016, FDA issued a final “deeming” regulation that extended the agency’s authority under the TCA to other tobacco products not then regulated by the agency, such as e-cigarettes, cigars, pipe tobacco and hookah. Under the “deeming” rule, manufacturers of the newly-regulated products, including e-cigarettes, are subject to the same TCA provisions and relevant regulatory requirements that already apply to cigarettes.

Nicotine
As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). On March 16, 2018, FDA issued an ANPR to obtain information for consideration in developing a tobacco product standard to set the maximum nicotine level for cigarettes. FDA stated that it is considering taking this action to reduce the level of nicotine in cigarettes so they are minimally addictive or non-addictive, using the best available science to determine a level that is appropriate for the protection of the public health. In the ANPR, FDA seeks comments on a number of issues regarding the development of a tobacco product standard that would limit the amount of nicotine in cigarettes, including: (i) product categories that should be covered by a tobacco product standard; (ii) the appropriate maximum nicotine level and how the nicotine level should be measured; (iii) whether a standard should be implemented through a gradual stepped-down approach or all at once; (iv) the technical achievability of nicotine reduction; and (v) potential countervailing effects, such as the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the TPSAC for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
In November 1998, Philip Morris, R.J. Reynolds and two other companies (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the MSA with 46 states and various territories (collectively, the “Settling States”) to settle the asserted and unasserted healthcare cost recovery and certain other claims of those Settling States. The MSA received final judicial approval in each Settling State.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 4.0% of the total cigarettes sold in the United States in 2018. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.
New Valley
New Valley, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire or invest in additional real estate properties and projects.
Prior to December 31, 2018, New Valley owned a 70.59% interest in Douglas Elliman, and on December 31, 2018, New Valley acquired the remaining 29.41% interest for a purchase price of $40.0 million. The transaction brings New Valley’s indirect ownership interest in Douglas Elliman to 100%. Douglas Elliman operates the largest residential brokerage company in the New York City metropolitan area, which is known as Douglas Elliman Real Estate or Douglas Elliman. New Valley also holds investment interests in various real estate projects domestically and internationally.
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
Douglas Elliman
Real Estate Brokerage Business.  Douglas Elliman is engaged in the real estate brokerage business through nine subsidiaries. The nine brokerage companies have 115 offices with approximately 7,200 real estate agents in the New York metropolitan area as well as South Florida, Southern California, Greenwich, Connecticut, Aspen, Colorado and Boston, Massachusetts. The companies achieved combined sales of approximately $28.1 billion of real estate in 2018, approximately $26.1 billion of real estate in 2017 and approximately $24.6 billion of real estate in 2016. Douglas Elliman was ranked as the third-largest residential brokerage company in the United States in 2018 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $754.1 million in 2018, $722.3 million in 2017, and $675.3 million in 2016.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 21 New York City offices, with approximately 2,773 real estate agents, 5,979 transactions, representing sales volume of approximately $12.1 billion of real estate in 2018.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 37 offices and approximately 2,218 real estate agents. It serves approximately 250 communities in Long Island and Queens, New York. The Westchester brokerage operation operates in a suburban area north of New York City with six offices and approximately 181 real estate agents. The Connecticut brokerage operation operates in Greenwich, Connecticut with one office and approximately 80 real estate agents. During 2018, the three brokerage operations closed approximately 10,695 transactions, representing sales volume of approximately $7.4 billion of real estate.
The Florida brokerage operates in South Florida with 18 offices located in downtown Miami, Miami Beach, Coconut Grove, Coral Gables, North Miami, Ft. Lauderdale, Boca Raton and Palm Beach. The offices have approximately 1,076 real estate agents and closed approximately 3,577 transactions, representing sales volume of $4.7 billion of real estate in 2018.

The California brokerage operation is headquartered in Los Angeles and operates with 24 offices throughout the state. The offices have approximately 813 real estate agents and closed approximately 2,432 transactions, representing sales volume of $3.4 billion of real estate in 2018.
Douglas Elliman operates as a broker in residential real estate transactions. In performing these services, the company has historically represented the seller or buyer, either as the listing broker for the seller, or as a co-broker for the buyer side of the transaction. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the company a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the other co-broker involved in the transaction. The company also offers buyer brokerage services. When acting as a broker for the buyer, its services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services, a commission is paid to the company which also is generally a fixed percentage of the purchase price and is usually, based upon a co-brokerage agreement with the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the consent of a buyer and seller, subject to certain conditions, the company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The company’s sales and marketing services are provided by licensed real estate sales persons or associate brokers who have entered into independent contractor agreements with the company. The company recognizes revenue and commission expenses upon the consummation of the real estate sale.
DE Title Services. DE Title Services provides full-service title services to real estate buyers and financial institutions. DE Title Services acts in the capacity of a title agent and sells title insurance to property buyers and mortgage lenders. DE Title Services is licensed as a title agent in New York and Florida. Its affiliate, DE Title Services of Nevada, LLC, provides title services in Nevada.
elliman.com. Douglas Elliman’s website, elliman.com, serves as a destination where consumers can search properties throughout all regions serviced by Douglas Elliman and access current market information on all of those regions as well as comprehensive building and neighborhood guides and other interactive content.
Marketing.  Douglas Elliman offers real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Manhattan and Long Island. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business.
Competition.  The real estate brokerage business is highly competitive. However, Douglas Elliman believes that its ability to offer their customers a range of inter-related services and its level of residential real estate sales and marketing help position them to meet the competition and improve their market share.
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby’s International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker. Douglas Elliman believes that its major competitors in 2019 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately-owned companies. Specific to the New York metropolitan area, Douglas Elliman’s competitors include Corcoran, Brown Harris Stevens, Halstead Properties, Compass and Stribling & Associates. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
Government Regulation.  Several facets of real estate brokerage businesses are subject to government regulation. For example, the real estate brokerage divisions are licensed as real estate brokers in the states in which they conduct their real estate brokerage businesses. In addition, real estate sales associates must be licensed as real estate brokers or salespersons in the states in which they do business. Future expansion of the real estate brokerage operations of Douglas Elliman into new geographic markets may subject Douglas Elliman to similar licensing requirements in other states.
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

Pursuant to the Dodd-Frank Act, administration of RESPA was transferred from United States Department of Housing and Urban Development (“HUD”) to the new Consumer Financial Protection Bureau (“CFPB”) and it is possible that the practices of HUD, taking very expansive broad readings of RESPA, will continue or accelerate at the CFPB creating increased regulatory risk. RESPA also has been invoked by plaintiffs in private litigation for various purposes.
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
Residential Property Management Business.  Douglas Elliman is also engaged in the management of cooperatives, condominiums and apartments though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is one of the leading New York City based property managers in the New York metropolitan area according to a survey in the November 2018 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 394 properties, representing approximately 44,300 units in New York City, Nassau County, Northern New Jersey and Westchester County. Among the notable properties currently managed are the Dakota, Museum Tower, Olympic Tower Condominium, Manhattan House, CitySpire Condominium, RiverHouse and The Sovereign, all buildings located in New York City. Residential Management Group employs approximately 280 people, of whom approximately 198 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
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
Sagaponack. We are developing a luxury oceanfront property in Sagaponack, NY. We are the sole owner of the land, and as of December 31, 2018, the assets of Sagaponack consist of land and land improvements of $16,050. The property is expected to be completed by 2019, and is currently listed for sale.
Condominium and Mixed-Use Development
As of December 31, 2018, we had 15 investments in condominium and mixed-use development real estate ventures. We had 12 condominium and mixed-use development real estate ventures in the New York City Standard Metropolitan Statistical Area (“SMSA”). Of the 12 condominium and mixed-use development real estate ventures in the New York City SMSA, seven were closing on units as of December 31, 2018 and the remainder had projected construction completion dates between March 2019 and June 2020. We had three condominium and mixed-use development real estate ventures in other U.S. areas as of December 31, 2018. The three condominium and mixed-use development real estate ventures in other U.S. areas had projected construction completion dates between June 2019 and December 2020.
Apartment Buildings
As of December 31, 2018, we had one active investment in apartment buildings located in the Baltimore, Maryland metropolitan area. The investment was operating as of December 31, 2018.

Hotels
As of December 31, 2018, we had three investments in hotels, two located in the New York City SMSA and one located in Bermuda. The hotels were operating as of December 31, 2018.
Commercial
As of December 31, 2018, we had two investments in commercial real estate ventures, one located in the New York City SMSA and one located in Las Vegas, Nevada. Both of the commercial real estate ventures were operating as of December 31, 2018.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on new condominium development in Douglas Elliman markets and investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in jurisdictions where we operate. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States and Bermuda and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. Our portfolio as of December 31, 2018 included interests in the 25 properties discussed above. As of December 31, 2018, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $141.1 million and approximately $26.2 million in consolidated real estate investments.
For additional information concerning these investments, see Note 8 to our consolidated financial statements and “Summary of Real Estate Investments” located in Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
At December 31, 2018, we had 1,555 employees, of which approximately 1,045 were employed by Douglas Elliman primarily in the New York area, 275 were employed at Liggett’s Mebane facility and approximately 210 were employed in sales and administrative functions at Liggett Vector Brands LLC (“LVB”), which coordinates our tobacco subsidiary’s sales and marketing efforts, along with certain support functions. Approximately 13% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
During 2019, we have significant liquidity commitments that will require the use of our existing cash resources. As of December 31, 2018, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•
repayment of the convertible notes, which included repayment of the $230 million of 7.5% Variable Interest Senior Convertible Notes that were repaid at maturity in January 2019 using proceeds of an offering of $325 million unsecured notes issued in November 2018, and, by April 2020, repayment of $232.0 million of our 5.5% Variable Interest Senior Notes due 2020;

•	cash interest expense of approximately $118.3 million,

•	dividends on our outstanding common shares of approximately $240.0 million based on a historical quarterly cash dividend rate of $0.40 per share, and

•	other corporate expenses and taxes.
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
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding LLC and New Valley LLC. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett and Vector Tobacco, its wholly-owned subsidiaries, to generate cash and make it available to VGR Holding. Liggett’s revolving credit agreement with Wells Fargo Bank, N.A. contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control, including Wells Fargo’s unilateral discretion, if acting in good faith, to modify elements of such test.
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
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2018, we and our subsidiaries had total outstanding indebtedness of $1.7 billion, with $230 million due in January 2019 that was repaid using proceeds of an offering of $325 million unsecured notes we issued in October 2018. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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
Our 6.125% Senior Secured Notes, 10.5% Senior Notes, and Liggett Credit Facility contain restrictive covenants that limit our operating flexibility, and may limit our ability to pay dividends in the future.
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
Both we and several issues of our notes have been publicly rated by Moody’s Investors Service, Inc., (“Moody’s”), and Standard & Poor’s Rating Services (“S&P”), independent rating agencies. In addition, future debt instruments may be publicly rated. These debt ratings may affect our ability to raise debt. Any future downgrading of the notes or our other debt by Moody’s or S&P may affect the cost and terms and conditions of our financings and could adversely affect the value and trading of the notes.
The Tax Cuts and Jobs Act of 2017 may increase the after-tax cost of debt financings.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, which portions of our real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, beginning in 2018, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We will continue to evaluate the impact of the nondeductible interest on our operations and capital structure.

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

Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has in certain circumstances a more limited ability to respond to market developments. Further, all of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. Management Science Associates’ data indicate that in 2018 Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 76.5% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 58.8% of the premium segment and 46.5% of the total domestic market during 2018. During 2018, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 4.0%. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, historically, because of their dominant market share, have been able to determine cigarette prices for the various pricing tiers within the industry.

Further consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market.
Liggett’s business is highly dependent on the discount cigarette segment and to maintain market share, we may be required to take steps to reduce prices.
All of Liggett’s unit volume is generated in the discount segment, which is highly competitive. While Philip Morris, RJ Reynolds, and ITG Brands compete with Liggett in the discount segment of the market, Liggett also faces intense competition for market share in the discount segment from a group of smaller manufacturers and importers, most of which sell low quality and deep discount cigarettes. While Liggett’s share of the discount market was 14.3% in 2018, 13.5% in 2017, and 12.0% in 2016, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 29.4% in 2018, 27.2% in 2017, and 25.6% in 2016. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only current market segment could be negatively affected and, to maintain market share, Liggett may be required to take steps to reduce prices. Thus, Liggett’s sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods, which could result in lower sales or higher costs for us.

Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 4.7% in 2018 as compared to 2017, and by approximately 4.2% in 2017 as compared to 2016. In addition to a declining market impacting our sales volume, operating income and cash flows, our annual cost advantage from our payment exemption under the MSA declines by approximately $1.7 million for each percentage point decline in shipment volumes in the U.S. market. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, or if Liggett’s market share percentage falls below its MSA payment exemption percentage, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which have a negative effect on revenue and profitability.
Cigarettes are subject to substantial regulation and taxation at the federal, state and local levels, which has had and may continue to have an adverse effect on our business. For a discussion of the material regulations and taxation applicable to our Business, see Item 1. Business. Legislation and Regulation. For instance:

•
Federal, state and local laws have limited the advertising, sale and use of cigarettes in the United States, such as laws prohibiting smoking in restaurants and other public places. Private businesses have also implemented prohibitions on the use of cigarettes. Further regulations or rules limiting advertising, sale or use of cigarettes could negatively impact sales of cigarettes, which would have an adverse effect on our results of operations.

•
The federal government, as well as certain state, city and county governments, impose excise taxes on cigarettes, which has had, and is expected to continue to have, an adverse effect on sales of cigarettes. Since certain of these excise taxes were proportionately smaller on other types of tobacco products, a dramatic increase in the sale of mislabled pipe tobacco occurred, which took away market share from traditional cigarette products.

•
Various state and local government regulations have, among other things, increased the minimum age to purchase tobacco products, restricted or banned sampling and advertising, and required ingredient and constituent disclosure. Further regulations that limit the group of individuals able to purchase cigarettes in the United States or other regulations that limit the types of products we can offer, such as limitations on use of flavoring, could have a material adverse effect on demand for our products, our results of operations and our business. FDA and other organizations have also conducted anti-tobacco media campaigns, which have and may continue to have an adverse effect on the demand for cigarettes.

There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, as well as restrictive actions by federal agencies, including the Environmental Protection Agency and FDA. In 2009, legislation was enacted giving FDA regulatory authority over tobacco products. Additionally, all states have enacted statutes requiring cigarettes to meet a reduced ignition propensity standard. These developments may negatively affect the perception of potential triers of fact with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional similar litigation or legislation. We are not able to evaluate the effect of these developing matters on pending litigation or the possible commencement of additional litigation, but our consolidated financial position, results of operations or cash flows could be materially adversely affected.
Additional federal, state or local regulations relating to the manufacture, sale, distribution, advertising, labeling, or information disclosure of tobacco products could further reduce sales, increase costs and have a material adverse effect on our business.
FDA Regulation Under the Family Smoking Prevention and Tobacco Control Act may adversely affect our sales and operating profit.
In June 2009, the TCA became law. The TCA grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. For a discussion of the TCA, see Item 1. Business. Legislation and Regulation.
In July 2017, FDA announced a comprehensive plan for Tobacco and Nicotine Regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. FDA’s March 2018 ANPR relating to menthol indicated that it may, among other things, take regulatory actions to implement tobacco product standards and restrict the sale and distribution of tobacco products with flavors, including menthol. In 2018, approximately 20% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations.
As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking, which FDA announced in March 2018. See Item 1. Business. Legislation and Regulation. At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. The rulemaking process could take years and once a final rule is issued it typically does not take effect for at least one year. We cannot predict how a tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
In April 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. See Item 1. Business. Legislation and Regulation for additional information on the substantial equivalence process. Vector Tobacco received a letter from FDA in April 2018 advising that FDA does not intend to conduct further review of Vector Tobacco’s remaining applications, with certain “conditions” (as described under Item 1. Business. Legislation and Regulation). Liggett received a letter from FDA in May 2018 advising that FDA does not intend to conduct further review for certain applications, also with certain “conditions” (as described under Item 1. Business. Legislation and Regulation). FDA has not indicated whether the applications relating to Liggett’s other products not covered by that May 2018 letter would proceed through FDA review. We cannot predict whether FDA will deem Liggett’s outstanding applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and could have a material adverse effect on us.

It is likely that the TCA and further regulatory efforts by FDA could result in a decrease in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the law. Costs, however, could be substantial and could have a material adverse effect on the companies’ financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. Failure to comply with the law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting our competitive position.

Litigation will continue to harm the tobacco industry.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, including the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2018, in addition to approximately 70 Engle progeny cases, there were 32 individual product liability lawsuits, three purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or us were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
Liggett Only Cases.  There is currently one case pending where Liggett is the only remaining tobacco company defendant.
As new product liability cases are commenced against Liggett, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
Individual tobacco-related cases have increased as a result of the Florida Supreme Court’s ruling in Engle.

In May 1994, the Engle case was filed as a class action against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” A trial was held and the jury returned a verdict adverse to the defendants (approximately $145.0 billion in punitive damages, including $790.0 million against Liggett). Following an appeal to the Third District Court of Appeal, the Florida Supreme Court in July 2006 decertified the class on a prospective basis and affirmed the appellate court’s reversal of the punitive damages award. Former class members had until January 2008 to file individual lawsuits. As a result, we and Liggett, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Although we were not named as a defendant in the Engle case, we were named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant.
Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as the “Engle progeny cases.” Notwithstanding Liggett’s multi-plaintiff settlements, Liggett and Vector remain defendants in approximately 70 state court Engle progeny cases.
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
As of December 31, 2018, the Participating Manufacturers had entered into agreements with 37 Settling States setting out terms for settlement of the NPM Adjustment and addressing the NPM Adjustment with respect to those states for future years.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27.0 million in damages (including interest), and $20.0 million in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Liggett filed a demand for arbitration regarding two specific issues and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master. In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration. The arbitration concluded on December 11, 2018. A decision is pending.
Liggett may be required to make additional payments to Mississippi and Texas which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flow.
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
New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area. New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area and to a lesser extent in South Florida, Los Angeles, Las Vegas and other markets. Further, as of December 31, 2018, we had investments in or were developing 14 projects in the New York metropolitan area. Douglas Elliman’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in the New York metropolitan area. If volumes of residential property sales transactions in the New York metropolitan area decrease, the aggregate sales commission earned by Douglas Elliman on sales transactions is also likely to decline, as the residential real estate market experienced to some degree since 2017. Our business is and may continue to be heavily dependent on the continued growth of the property market in the New York metropolitan area, and any adverse developments in the supply and demand or in property prices in these areas would have an adverse effect on our financial condition and results of operations.
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
The Tax Cuts and Jobs Act of 2017 could negatively impact New Valley’s and Douglas Elliman’s markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2018, approximately 82% of Douglas Elliman’s closed sales occurred in New York, California, Connecticut and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact New Valley’s and Douglas Elliman’s business, financial condition and results of operations.
New Valley is dependent on the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. Through its investments in Douglas Elliman and 14 developments in the New York metropolitan area, New Valley is dependent on the attractiveness of New York City as a place to live and invest in. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy, due to domestic, international or global macroeconomic trends or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, the impact of the Tax Act (discussed above) and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).
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
Guaranty risks; risks of joint ventures.  New Valley has a number of real estate-related investments in which other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm a venture. Further, our minority interest in these joint ventures means that we may not be able to influence the outcome of any particular project, and our rights to obtain information may be limited to the contractual requirements. As a result, we may not have adequate insight into the financial condition of any of our joint ventures given that we do not oversee their financial reporting or decision making. If our partners face adverse financial conditions, it may impair their ability to fund capital calls or satisfy their share of any guarantees on project financing. In addition, we are typically obligated to execute guarantees or indemnify our partners for guarantees they may execute in connection with the acquisition or construction financing for our projects. The guarantees that we might be obligated to sign include guarantees for environmental liability at a project, improper acts committed by New Valley (otherwise known as a “bad boy” guaranty), as well as a carry and completion guarantees for a project. In the event of a default, if a lender were to exercise its rights under these guarantees, it could have a material adverse effect on our business and results of operations.
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
Risks associated with Douglas Elliman.
Douglas Elliman depends on a strong brand, and any failure to maintain, protect and enhance the Douglas Elliman brand would have an adverse effect on its ability to grow its real estate brokerage business. Douglas Elliman has developed a strong brand that we believe has contributed significantly to the success of its business. Maintaining, protecting and enhancing Douglas Elliman as a premium real estate brokerage brand is critical to growing its business. If Douglas Elliman does not successfully build and maintain a strong brand, its real estate brokerage business could be negatively impacted. Preserving and increasing the quality of the Douglas Elliman brand may require us to make substantial investments in areas such as marketing, community relations, outreach technology and employee training. Douglas Elliman actively engages in print and online advertisements, targeted promotional mailings and email communications, and engages on a regular basis in public relations and sponsorship activities. There is no assurance that those activities will enhance the brand awareness.
Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way Douglas Elliman manages its relationship with its agents, its growth strategies or the ordinary course of its business or its brokerage business. Other incidents may arise from events that are or may be beyond its ability to control and may damage its brand, such as actions taken (or not taken) by one or more agents relating to health, safety, welfare or other matters; litigation and claims; failure to maintain high ethical and social standards for all of its operations and activities; failure to comply with local laws and regulations; and illegal activity targeted at Douglas

Elliman or others. Douglas Elliman’s brand value could diminish significantly if any such incidents or other matters erode consumer confidence in it, which may result in a decrease in its total agent count and, ultimately could adversely affect its business and operating results.
The real estate brokerage business in the New York City metropolitan area, South Florida, Southern California, Massachusetts and Aspen, Colorado is extremely competitive. Douglas Elliman competes with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York City and South Florida in which it operates. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. Douglas Elliman also competes for the services of qualified licensed agents. The ability of its brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive, advertising support and its perception of brand value.
Douglas Elliman’s business is concentrated in the states of New York, California, Connecticut and Massachusetts and changes in U.S. Tax Laws could impact these markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2018, approximately 82% of Douglas Elliman’s closed sales occurred in the states of New York, California, Connecticut and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact Douglas Elliman’s business, financial condition and results of operations.
The financial results of Douglas Elliman’s real estate brokerage business is affected directly by the success of its agents. Douglas Elliman’s real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and its agents. As mentioned above, there is significant competition among brokerage firms for the services of high producing agents. The failure to recruit and retain these agents could negatively impact the financial success of Douglas Elliman’s brokerage business.
Infringement, misappropriation or dilution of Douglas Elliman's intellectual property could harm its business. We regard the Douglas Elliman trademark portfolio as having significant value and as being an important factor in the marketing of its brand. Douglas Elliman believes that this and other intellectual property are valuable assets that are critical to its success. Douglas Elliman relies on a combination of protections provided by contracts, as well as copyright, trademark, and other laws, to protect our intellectual property from infringement, misappropriation or dilution. It has registered certain trademarks and service marks and has other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. Although Douglas Elliman monitors its trademark portfolio both internally and through external search agents and imposes an obligation on agents to notify it upon learning of potential infringement, there can be no assurance that it will be able to adequately maintain, enforce and protect its trademarks or other intellectual property rights.
Douglas Elliman is not aware of any challenges to its right to use any of its brand names or trademarks. It is commonly involved in numerous proceedings, generally on a small scale, to enforce its intellectual property and protect its brand. Unauthorized uses or other infringement of its trademarks or service marks, including ones that are currently unknown to us, could diminish the value of its brand and may adversely affect its business. Failure to adequately protect its intellectual property rights could damage its brand and impair its ability to compete effectively. Even where it has effectively secured statutory protection for its trademarks and other intellectual property, its competitors may misappropriate its intellectual property. Defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may adversely affect our business and operating results.
Moreover, unauthorized third parties may use Douglas Elliman’s intellectual property to trade on the goodwill of its brand, resulting in consumer confusion or dilution. Any reduction of its brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could adversely affect its business and operating results.
Douglas Elliman relies on traffic to its websites, including its flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and its business would be adversely affected. Douglas Elliman’s success depends in part on its ability to attract users through unpaid Internet search results on search engines. The number of users it attract to its websites, including its flagship website elliman.com, from search engines is due in large part to how and where its websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to Douglas Elliman’s websites may not be prominent enough to drive traffic to its websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of its competitors. Its websites have experienced fluctuations in search result rankings in the past, and it anticipates fluctuations in the future. Any reduction in the number of users directed to its websites could adversely affect its real estate brokerage business and results of operations. Further, a failure of Douglas Elliman’s websites or website-based technology, either due to malfunction, outside intrusion through hacking or otherwise, could significantly disrupt its business and lead to reduced revenue and reputational damage as Douglas Elliman may not be able to effectively scale and adapt its existing technology and network infrastructure to ensure its platforms is accessible.
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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both internally and externally to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and its affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco and real estate customers. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. While we and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information) and the disruption of business operations. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel as our named executive officers have been employed by us for an average of 25 years at December 31, 2018. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $9.21 and $20.41 per share over the past 52 weeks.
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
As of December 31, 2018, we had outstanding restricted shares and options granted to employees to purchase approximately 7,006,306 shares of our common stock, with a weighted-average exercise price of $11.01 per share, of which options for 3,828,073 shares were exercisable as of December 31, 2018. After we paid the $230 million of principal related to the 7.5% variable interest senior convertible notes in January 2019, we had outstanding convertible notes and debentures maturing in April 2020, which were currently convertible into 10,900,972 shares of our common stock. The issuance of these shares will cause dilution which may adversely affect the market price of our common stock. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Miami, Florida. We lease 12,390 square feet of office space in an office building in Miami. The lease is with an affiliate of the Company and expires in April 2023, subject to another five-year renewal option.
We lease approximately 9,000 square feet of office space in New York, New York under a lease that expires in 2025. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 8 to our consolidated financial statements.
Douglas Elliman leases 115 offices throughout New York, Connecticut, Florida, California and Colorado. Leases expire at various times between 2018 and 2032. As of December 31, 2018, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	21	New York City, NY	Leased	182,000
Offices	37	Long Island, NY	Leased	123,000
Offices	18	South Florida	Leased	42,000
Offices	6	Westchester County, NY	Leased	14,000
Offices	24	California	Leased	77,000
Offices	9	Other	Leased	10,000
Liggett’s tobacco manufacturing facilities, and several of its distribution and storage facilities, are currently located in or near Mebane, North Carolina. Some of these facilities are owned and others are leased. Liggett’s office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2018, the principal properties owned or leased by Liggett are as follows:

Type	Location	Owned or Leased	Approximate Total Square Footage

Storage Facilities	Danville, VA	Owned	578,000
Office and Manufacturing Complex	Mebane, NC	Owned	240,000
Warehouse	Mebane, NC	Owned	60,000
Warehouse	Mebane, NC	Leased	125,000
Warehouse	Mebane, NC	Leased	22,000

LVB leases approximately 22,000 square feet of office space in Morrisville, North Carolina. The lease expires in June 2026.
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
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” At February 21, 2019, there were approximately 1,638 holders of record of our common stock.

Purchases of Equity Securities by the Company
In December 2018, we repurchased $26,750 in aggregate principal amount of our 5.5% Convertible Notes outstanding for a purchase price of $27,141.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index and the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, for the five years ended December 31, 2018. The graph assumes that $100 was invested on December 31, 2012 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

	12/13	12/14	12/15	12/16	12/17	12/18
Vector Group Ltd.	100	147	184	200	222	113
S&P 500	100	114	115	129	157	150
S&P MidCap	100	110	107	130	151	134
NYSE Arca Tobacco	100	99	120	153	169	132

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2018.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended December 31, 2018 were as follows:

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 1, 2019. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	70	President and Chief Executive Officer	2001
Richard J. Lampen	65	Executive Vice President	1996
J. Bryant Kirkland III	53	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	58	Senior Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	65	President and Chief Executive Officer of Liggett	2000

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
Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. Since September 2006, he has served as President and Chief Executive Officer of Ladenburg Thalmann Financial Services. Since October 2008, Mr. Lampen has served as President and Chief Executive Officer of Castle Brands Inc. Mr. Lampen is a director of Castle and Chairman of Ladenburg Thalmann Financial Services.
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues (1)	$1,870,262	$1,807,476	$1,690,949	$1,657,197	$1,591,315
Operating income (3)	$224,049	$235,648	$234,505	$205,936	$211,561
Net income attributed to Vector Group Ltd.	$58,105	$84,572	$71,127	$59,198	$36,856
Per basic common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.37	$0.56	$0.50	$0.42	$0.29
Per diluted common share (2):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.37	$0.56	$0.50	$0.42	$0.29
Cash distributions declared per common share (2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$872,221	$613,709	$705,463	$583,739	$751,397
Total assets	$1,549,504	$1,328,278	$1,404,035	$1,280,615	$1,389,042
Current liabilities	$484,920	$204,639	$196,148	$216,292	$212,424
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	$1,411,486	$1,270,657	$1,245,275	$1,000,150	$995,001
Non-current employee benefits, deferred income taxes and other long-term liabilities	$200,464	$184,742	$215,884	$186,334	$202,297
Stockholders’ deficiency	$(547,366)	$(331,760)	$(253,272)	$(122,161)	$(20,680)
_____________________________

(1)	Revenues include federal excise taxes of $469,836, $460,561, $425,980, $439,647 and $446,086, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 27, 2018, September 28, 2017, September 29, 2016, September 29, 2015, and September 26, 2014.

(3)
Operating income includes $6,298 $2,721, $4,364 and $1,419 of income from MSA Settlements for the years ended December 31, 2018, 2017, 2015, and 2014, respectively and $247 of expense from MSA Settlements for the year ended December 31, 2016; and $1,784 of litigation judgment and settlement income for the year ended December 31, 2018, and $6,591, $20,000, $20,072 and $2,475 of litigation judgment and settlement expense for the years ended December 31, 2017, 2016, 2015, and 2014, respectively; and $41 and $1,819 of restructuring charges for the years ended December 31, 2016 and 2015, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in two business segments:

•	Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and

•
Real Estate: the real estate business through our New Valley subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. As of December 31, 2018, New Valley owned a 100% interest in Douglas Elliman. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut, Massachusetts and Aspen, Colorado.

Our tobacco subsidiaries’ cigarettes are produced in 109 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	PYRAMID

•	EAGLE 20’s

•	GRAND PRIX

•	LIGGETT SELECT

•	EVE

•	USA and various Partner Brands and private label brands.
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
See Item 1. “Business” for detailed overview and description of our principal operations.

Recent Developments

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
Early Partial Redemption of the 5.5% Variable Interest Convertible Senior Notes due 2020. In December 2018, we redeemed $26,750 in aggregate principal amount of our 5.5% Convertible Notes outstanding at a redemption price of 101.15%. We paid $27,141 to redeem the notes and recorded a loss of $4,066 for the early extinguishment of debt.

Maturity of 7.5% Variable Interest Senior Convertible Notes due 2019. In January 2019, we paid $230,000 of principal and $8,102 of accrued interest as full payment of our 7.5% Convertible Notes that matured on January 15, 2019.

20 Times Square. On April 30, 2018, the closing occurred for the sale of the underlying real estate of our 20 Times Square venture. We received an initial distribution of $27,300 in connection with the closing. In addition, after completion of the development, we will receive a percentage of any residual proceeds after repayment of debt and closing costs in accordance with our ownership interest. The venture agreed that upon closing of this real estate sale it would enter into an agreement that would require it to complete the construction of 20 Times Square. We recognized equity in earnings of $2,882 for the year ended December 31, 2018 in connection with the transaction. In addition, in May 2018, we agreed, as a partner in Witkoff GP Partners, to fund $3,643 of the $650,000 senior mortgage associated with the property. The total loan balance has been repaid to Witkoff GP Partners as of December 31, 2018.
1 QPS Tower. During the fourth quarter of 2018, the closing occurred for the sale of the building of our 1 QPS Tower venture. We recognized equity in earnings from the 1 QPS Tower venture of $17,467 for the year ended December 31, 2018. We received cash distributions of $27,569 from the venture for the year ended December 31, 2018. As of December 31, 2018, the venture owns a parcel of land adjacent to the building sold. The venture had a carrying value of $1,783 as of December 31, 2018.
Douglas Elliman Settlement. In March 2018, Douglas Elliman settled outstanding litigation and recorded litigation, settlement and judgment income of $2,469. Douglas Elliman received the proceeds from the settlement in April 2018.
Douglas Elliman Acquisition. On December 31, 2018, we acquired the remaining 29.41% minority interest in Douglas Elliman for a purchase price of $40,000. The transaction brings New Valley’s indirect ownership interest in Douglas Elliman to 100%. The purchase price includes $10,000 of cash paid and the remaining $30,000 in notes payable to the sellers. Interest on the outstanding principal balance of the notes will accrue at the mid-term applicable federal rate (“AFR”) in effect as of December 31, 2018. This interest rate will be adjusted to the then-current AFR on January 1, 2020 and on each payment date thereafter. New Valley will pay principal and interest in equal quarterly installments beginning with January 1, 2020 through October 1, 2022.
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
Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Liggett filed a demand for arbitration regarding two specific issues and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration. The arbitration concluded on December 11, 2018. A decision is pending.
Critical Accounting Policies
General.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, promotional accruals, actuarial assumptions of pension plans, deferred tax assets, the estimated fair value of embedded derivative liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
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
Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time cigarettes are shipped to the customer. We record an allowance for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the consolidated balance sheet.

The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on our consolidated balance sheet. We account for shipping and handling costs as fulfillment costs as part of cost of sales.
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
Under development marketing service arrangements, dedicated staff are required for a subject property and these costs are typically reimbursed from the customer through advance payments that sometimes are recoupable from future commission earnings. Advance payments received and associated direct costs paid are deferred, allocated to each unit in the subject property, and recognized consistent with the pattern of value transferred to the customer, which is at the time of the completed sale of each unit.
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
We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in Note 15 to our consolidated financial statements and discussed below related to the 16 cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any. Legal defense costs are expensed as incurred.
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

Master Settlement Agreement.  As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $162,522 for 2018, $146,634 for 2017 and $110,486 for 2016. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
As of December 31, 2018 and 2017, the fair value of derivative liabilities was estimated at $31,424 and $76,413, respectively. The decline was primarily due to the amortization of the 2018 interest payments associated with the derivative liability as well as the partial redemption of the 5.5% variable interest convertible senior notes and higher interest rates at December 31, 2018.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized gains of $44,989, $35,919 and $31,710 in 2018, 2017 and 2016, respectively, due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $55,769, $37,210 and $25,732 in 2018, 2017 and 2016, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $30,854, $19,577 and $12,796 in 2018, 2017 and 2016, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
Stock-Based Compensation.  Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $2,246, $2,207 and $2,203 in 2018, 2017 and 2016, respectively, related to the amortization of stock option awards and $7,705, $8,680 and $7,832, respectively, related to the amortization of restricted stock grants. As of December 31, 2018 and 2017, there was $3,537 and $3,771, respectively, of total unrecognized cost related to employee stock options and $22,077 and $29,174, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.
Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2018, our benefit obligations were computed assuming a discount rate between 3.9% - 4.35%. As of December 31, 2018, our service cost was computed assuming a discount rate of 3.25% - 3.8%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 8.3%, 5.2% and 5.2% for the years ended December 31, 2018, 2017 and 2016, respectively, and our actual five-year annual rate of return on our pension plan assets was 3.19%, 7.28% and 7.6% for the years ended December 31, 2018, 2017 and 2016, respectively. In computing expense for the year ended December 31, 2019, we will use an assumption of a 5.47% annual rate of return on our pension plan assets. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $1,611, $2,527 and $2,060 for the years ended December 31, 2018, 2017 and 2016, respectively, and we currently anticipate benefit expense will be approximately $2,833 for 2019. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2019 and ending on December 31, 2019.
Long-Term Investments and Impairments.  At December 31, 2018, we had long-term investments of $66,259, of which $54,628 were equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient, and were previously accounted for at cost, and $11,631 were accounted for under the equity method. Our investments in equity securities at fair value that qualify for the NAV practical expedient consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in a partnership and various companies in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnership based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings or losses and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. Pursuant to the amendments provided by ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), our long-term investments that were previously accounted for at cost are now measured at fair value with changes in fair value recognized in net income. Therefore, impairment analyses for these investments are no longer warranted.
At December 31, 2018, we also had an investment of $5,000 in the common stock of a reinsurance company that was classified as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient. Prior to the adoption of ASU 2016-01, the investment was classified as a cost-method long-term investment. The investment is included in “Other assets” on the consolidated balance sheet and is valued at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. On a quarterly basis, we evaluate our investment to determine if there are indicators of impairment. If so, we also make a determination of whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
Our goodwill and trademarks are related to Douglas Elliman. Our intangible asset associated with the benefit under the MSA is related to Vector Tobacco.
We follow ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. We elected to bypass the qualitative assessment and perform the quantitative assessment for the year ended December 31, 2018. No impairment was indicated as a result of this testing.
The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. We performed the quantitative assessment for the year ended December 31, 2018 and no impairment was noted.

The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. We performed our impairment test as of December 31, 2018 and no impairment was noted.
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

Results of Operations
The following discussion provides an assessment of our results of operations, capital resources and liquidity and should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The consolidated financial statements include the accounts of Liggett, Vector Tobacco, Liggett Vector Brands, New Valley, and other less significant subsidiaries.
Our business segments were Tobacco and Real Estate for the three years ended December 31, 2018, 2017 and 2016. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack, and investments in real estate ventures. As a result of the reduction in e-cigarette activities, results from our e-cigarette operations are now included in the Corporate and Other Segment and 2017 and 2016 information has been recast to conform to the 2018 presentation.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2018		2017		2016
	(Dollars in thousands)
Revenues:
Tobacco	$1,111,094		$1,080,950		$1,011,620
Real Estate	759,168		727,364		680,105
Corporate and Other	—		(838)		(776)
Total revenues	$1,870,262		$1,807,476		$1,690,949

Operating income (loss):
Tobacco	$246,527	(1)	$240,400	(3)	$237,524	(4)
Real Estate	3,435	(2)	21,439		23,001
Corporate and Other	(25,913)		(26,191)		(26,020)
Total operating income	$224,049		$235,648		$234,505
_____________________________

(1)	Operating income includes $6,298 of income from MSA Settlement, and $685 of litigation settlement and judgment expense.

(2)	Operating income includes $2,469 of litigation judgment income.

(3)	Operating income includes $2,721 of income from MSA Settlement, $6,591 of litigation settlement and judgment expense.

(4)	Operating income includes $247 of expense from MSA Settlement, $20,000 of litigation judgment expense, and $41 of restructuring expense.

2018 Compared to 2017

Revenues. Total revenues were $1,870,262 for the year ended December 31, 2018 compared to $1,807,476 for the year ended December 31, 2017. The $62,786 (3.5%) increase in revenues was due to a $30,144 increase in Tobacco revenues due primarily to the increase in EAGLE 20’s sales and a $31,804 increase in Real Estate revenues, primarily related to increases in Douglas Elliman’s brokerage revenues.
Cost of sales. Total cost of sales was $1,292,484 for the year ended December 31, 2018 compared to $1,228,046 for the year ended December 31, 2017. The $64,438 (5.2%) increase in cost of sales was due to a $36,483 increase in Tobacco cost of sales related to increased sales volume and a $27,955 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions.
Expenses. Operating, selling, general and administrative expenses were $355,513 for the year ended December 31, 2018 compared to $337,191 for the year ended December 31, 2017. The $18,322 (5.4%) increase in operating, selling, general and administrative expenses is due to a $24,322 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman and a $560 increase in Corporate and Other expenses. This was offset by a $6,560 decline in Tobacco expenses.
Operating income. Operating income was $224,049 for the year ended December 31, 2018 compared to $235,648 for the year ended December 31, 2017, a decline of $11,599 (4.9%). Real Estate operating income declined by $18,004 primarily related to Douglas Elliman’s operations, while Tobacco operating income increased by $6,127 and Corporate and Other operating loss declined by $278.
Other expenses. Other expenses were $144,490 and $146,480 for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, other expenses primarily consisted of interest expense of $203,780, loss on extinguishment of debt of $4,066, and net losses recognized on investment securities of $9,570. This was offset by income of $44,989 from changes in the fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $14,446, equity in earnings from investments of $3,158 and other income of $10,333. For the year ended December 31, 2017, other expenses primarily consisted of interest expense of $173,685, loss on extinguishment of debt of $34,110, equity in losses from investments of $765, and net losses recognized on investment securities of $660. This was offset by income of $35,919 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $21,395 and other income of $5,426.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on each of the two series of our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $44,989 and $35,919 for the years ended December 31, 2018 and 2017, respectively. The increase in income was primarily due to the amortization of the 2018 interest payments associated with the derivative liability as well as higher interest rates at December 31, 2018 and an increase of $4,605 related to the partial redemption of the 5.5% variable interest convertible senior notes.
Income before provision for income taxes. Income before income taxes was $79,559 and $89,168 for the years ended December 31, 2018, and 2017, respectively.
Income tax expense. Income tax expense was $21,552 for the year ended December 31, 2018 compared to income tax benefit of $1,582 for the year ended December 31, 2017. Our income tax rates for the years ended December 31, 2018 and 2017 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses as well as state income taxes, interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.00 per carton in September 2018, $0.90 per carton in March 2018, $1.00 per carton in September 2017 and $0.80 per carton in March 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in September 2018 and $1.00 per carton in November 2017. On February 25, 2019, Liggett increased the list price of PYRAMID, EAGLE 20’s, LIGGETT SELECT, EVE and GRAND PRIX by $1.10 per carton.

All of our Tobacco sales were in the discount category in 2018 and 2017. For the year ended December 31, 2018, Tobacco revenues were $1,111,094 compared to $1,080,950 for the year ended December 31, 2017. Revenues for 2018 increased by $30,144 (2.8%) due to a 1.9% increase in sales volume of $20,815 (176.2 million units), and a favorable price variance of $9,329.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Year Ended December 31,
	2018		2017

Manufacturing overhead, raw materials and labor	$125,807		$122,562
Federal excise taxes	469,836		460,561
FDA expense	23,428		21,011
MSA expense, net of market share exemption	162,522	(1)	146,634	(2)
Customer shipping and handling (3)	5,658		—
Total cost of sales	$787,251		$750,768

(1)	Includes $6,298 reduction in expense from MSA Settlement.

(2)	Includes $2,721 reduction in expense from MSA Settlement.

(3)
Customer shipping and handling costs were included in Tobacco operating, selling, general and administrative expenses prior to the adoption of the new revenue recognition standard or Topic 606 in 2018.

The Tobacco segment’s Master Settlement Agreement (“MSA”) expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of December 31, 2018, we estimate taxable shipments in the U.S. declined by approximately 4.6% in 2018. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market.
Tobacco gross profit was $323,843 for the year ended December 31, 2018 compared to $330,182 for the year ended December 31, 2017. The adoption of Topic 606 decreased gross margins by $7,727 in the year ended December 31, 2018. The settlement of longstanding disputes related to the MSA reduced cost of sales and increased margins by $3,577. The remainder of the $6,339 (1.9%) decline was due primarily to unfavorable sale mix variances and a reduction in the market share exemption benefit from the MSA, partially offset by a favorable sales volume variance. As a percentage of revenues (excluding Federal Excise Taxes), Tobacco gross profit was 50.5% in the 2018 period and 53.2% in the 2017 period. After excluding the impact of Topic 606 and settlements of long-standing disputes related to the MSA, Tobacco gross profit declined from 52.8% in the 2017 period to 50.6% in the 2018 period.
The favorable sales volume variance and unfavorable sales mix variance is primarily from Liggett’s strategy to invest promotional expenses, which are accounted for as a reduction in revenues, in its EAGLE 20’s brand. As a result of this investment strategy, EAGLE 20’s unit sales increased by 22.7% in the year ended December 31, 2018 and EAGLE 20’s percentage of Liggett’s total unit sales has increased from 44.4% in the year ended December 31, 2017 to 53.5% for the year ended December 31, 2018.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $76,631 for the year ended December 31, 2018 compared to $83,191 for the year ended December 31, 2017. The $6,560 (7.9%) decline was due primarily to the adoption of Topic 606 in 2018, which reduced Tobacco selling, general and administrative expenses by $7,727 for the year ended December 31, 2018 compared to the 2017 period. Tobacco product liability legal expenses, including settlements and judgments, were $7,144 and $12,809 for the years ended December 31, 2018 and 2017, respectively.
Tobacco operating income. Tobacco operating income was $246,527 for the year ended December 31, 2018 compared to $240,400 for the year ended December 31, 2017. The Tobacco operating income increase of $6,127 (2.5%) was primarily due to the reduction of product liability legal expenses, including settlements and judgments, of $5,906 in the 2018 period compared to the 2017 period offset by lower gross margins associated with unfavorable sales mix variances and a reduction in benefit from the MSA market share exemption.

Real Estate.
Real Estate revenues. Real Estate revenues were $759,168 and $727,364 for the years ended December 31, 2018 and 2017, respectively. Real Estate revenues increased by $31,804 (4.4%), which was primarily related to an increase of $30,304 in Douglas Elliman’s commission and other brokerage income. This increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s West market (Los Angeles and Aspen) of $47,633 due primarily to the acquisition of Teles in the Los Angeles area, increased revenues generated from Douglas Elliman’s development marketing division of $12,226 and existing-home sales in its Southeast market, which consisted entirely of South Florida, of $20,173. The amount was partially offset by declines in Douglas Elliman’s existing-home sales in New York City of $46,994. As a result of the adoption of Topic 606, Douglas Elliman’s revenues for the year ended December 31, 2018 were lower by $6,381 when compared to the revenue recognition accounting policies for the year ended December 31, 2017.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2018	2017
Real Estate Revenues:
Commission and other brokerage income	$715,458	$685,154
Property management income	33,350	31,924
Title fees	5,281	5,265
Sales on facilities primarily from Escena	5,079	5,021
Total real estate revenues	$759,168	$727,364

Real Estate Cost of Sales:
Real estate agent commissions	$500,369	$472,753
Cost of sales on facilities primarily from Escena	3,736	3,882
Title fees	1,128	643
Total real estate cost of sales	$505,233	$477,278
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $27,616 as a result of an increase in sales volume.
Douglas Elliman’s gross margin on real estate brokerage income declined from 31.0% for the year ended December 31, 2017 to 30.1% for the year ended December 31, 2018 primarily as a result of an increase in percentages of commission income generated from markets with traditionally lower gross margins and the adoption of Topic 606.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $252,969 and $228,647 for the years ended December 31, 2018 and 2017, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s expansion markets, advertising and brokerage administrative expenses.
Real Estate operating (loss) income. The Real Estate segment had operating income of $3,435 for the year ended December 31, 2018 compared to operating income of $21,439 for the year ended December 31, 2017. The decline in operating income was $18,004. The decreased operating income at Douglas Elliman was the result of a higher percentage of revenue generated from markets with traditionally lower gross margins in addition to increased expenses associated in Douglas Elliman’s expansion markets, advertising, and brokerage administrative expenses. Douglas Elliman’s operating income for the year ended December 31, 2018 was lower by $371 when compared to the revenue recognition accounting policies for the year ended December 31, 2017 (the adoption of Topic 606).
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $25,913 for the year ended December 31, 2018 compared to $26,191 for the same period in 2017. The decline of $278 was primarily due to decreased stock-based compensation expense for the year ended December 31, 2018.
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
Expenses. Operating, selling, general and administrative expenses were $337,191 for the year ended December 31, 2017 compared to $339,059 for the year ended December 31, 2016. The $1,868 (0.55%) decrease in operating, selling and administrative expenses is due to a $3,628 decline in Real Estate operating, selling and administrative expenses, primarily related to the Douglas Elliman brokerage expenses and a $193 increase in Corporate and Other expenses. This was offset by a $1,567 increase in Tobacco expenses.
Operating income. Operating income was $235,648 for the year ended December 31, 2017 compared to $234,505 for the same period last year, an increase of $1,143 (0.49%). Tobacco operating income increased by $2,875. This was offset by a $1,562 decline in Real Estate operating income, primarily related to Douglas Elliman, and a $170 increase in Corporate and Other operating loss.
Other expenses. Other expenses were $146,480 and $108,076 for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, other expenses primarily consisted of interest expense of $173,685, loss on extinguishment of debt of 34,110, equity in losses from investments of $765 and net losses recognized on investment securities of $659. This was offset by income of $35,919 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $21,395, other income of $5,425. For the year ended December 31, 2016, other expenses primarily consisted of interest expense of $142,982, equity in losses from investments of $2,754 and net losses recognized on investment securities of $3,487. This was offset by income of $31,710 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $5,200 and other income of $4,237.
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
Income before income taxes. Income before income taxes was $89,168 and $126,429 for the years ended December 31, 2017 and 2016, respectively. The decline is attributable to the items discussed above.
Income tax expense. The income tax benefit was $1,582 for the year ended December 31, 2017 compared to the income tax expense of $49,163 for the year ended December 31, 2016.  Included in our income tax benefit for the year ended December 31, 2017 is the remeasurement of certain deferred income tax assets and liabilities as a result of the Tax Act, which resulted in a one-time deferred benefit of $28,845. In addition, our income tax rates for the years ended December 31, 2017 and 2016 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses as well as state income taxes, interest and penalties accrued on unrecognized tax benefits offset by the impact of the domestic production activities deduction.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.70 per carton in each of May 2016, $0.80 per carton in November 2016 and March 2017, and $1.00 in September 2017. Liggett increased the list price of EAGLE 20’s by $1.00 per carton in December 2016 and November 2017.
All of our Tobacco sales were in the discount category in 2017 and 2016. For the year ended December 31, 2017, Tobacco revenues were $1,080,950 compared to $1,011,620 for the year ended December 31, 2016. Revenues for 2017 increased by $69,330 (6.9%) due to an increase in sales volume of $82,081 (686.7 million units or 8.1% increase), offset by an unfavorable price variance of $12,751.

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
Tobacco expenses. Tobacco operating, selling, general and administrative expenses were $83,191 for the year ended December 31, 2017 compared to $81,624 for the year ended December 31, 2016. Tobacco product liability legal expenses, including settlements and judgments, were $12,809 and $26,611 for the years ended December 31, 2017 and 2016, respectively. In December 2016, the Company entered into a settlement of 124 Engle progeny plaintiffs resulting in a charge of $17,650.
Tobacco operating income. Tobacco operating income was $240,400 for the year ended December 31, 2017 compared to $237,524 for the year ended December 31, 2016. The Tobacco operating income increase of $2,876 was primarily due to the lower product liability legal expenses discussed above offset by lower gross profit margins.

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

Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $26,191 for the year ended December 31, 2017 compared to $26,020 for the same period in 2016.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of December 31, 2018:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2018	Future Capital Commit- ments from New Valley (1)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$16,050	$—	$16,050	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,516	7,654	$10,170	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$18,566	$7,654	$26,220	$—

10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(2,355)	3,138	783	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	9,263	14,053	—	97,000	SF	—		27	R	May 2014	March 2019
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	8,781	954	—	252,000	SF	80,000	SF	452	H	September 2013	February 2019
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	4,448	945	5,393	—	330,000	SF	1,700	SF	157	R	September 2014	June 2019
160 Leroy Street (2)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(340)	1,727	1,387	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(799)	1,323	524		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	19,630	3,982	23,612	—	160,000	SF	TBD		70	R	October 2015	September 2019
125 Greenwich Street (2)	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	(163)	(1,715)	—	210,000	SF	—		20 190	R H	May 2015	June 2019
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	6,594	23,594	—	630,000	SF	85,000	SF	236 137	R H	September 2016	June 2020
Monad Terrace	Miami Beach, FL	May 2015	18.2%	7,635	1,860	9,495	—	160,000	SF	—		59	R	May 2016	December 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	5,921	1,971	7,892	—	63,000	SF	—		13	R	June 2017	TBD
15 East 19th St	Brooklyn, NY	April 2017	9.8%	402	83	485	—	24,000	SF	—		33	R	August 2017	March 2019
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	19.8%	8,650	1,292	9,942	—	100,000	SF	150,000		177	R	May 2017	September 2019
Condominium and Mixed Use Development				$19,924	$76,475	$96,399	$—

ST Portfolio		November 2013	16.3%	$(1,669)	$1,669	$—	$—	N/A		N/A		N/A		N/A	N/A
Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	774	(774)	—	—	N/A		N/A		5,517	R	N/A	N/A
Apartment Buildings				$(895)	$895	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	5.2%	$29,470	$(13,955)	$15,515	—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(3,938)	4,206	267	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,714)	2,334	—	52	Acres	—		101	H	N/A	N/A
Hotels				$31,580	$(13,463)	$18,116	$—

The Plaza at Harmon Meadow (700 Plaza Drive)	Secaucus, NJ	March 2015	49.0%	$4,816	$(2,949)	$1,867	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail (3131 Las Vegas Blvd South)	Las Vegas, NV	December 2016	1.6%	5,100	1,953	7,053	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,916	$(996)	$8,920	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$13,943	$(801)	$13,142	$6,133	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(11,882)	$13,666	1,783	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49%	(40)	626	586	9,010
Diverse Real Estate Portfolio				$2,021	$13,491	$15,511	$15,143

Investment in real estate ventures				$62,546	$76,402	$138,946	$15,143

Total Carrying Value				$81,112	$84,056	$165,166	$15,143
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

(2) Carrying value as of December 31, 2018, includes non-controlling interest of $693 and $0 respectively.
(3) The Witkoff GP Partner venture consisted of a $1,820 investment in 500 Broadway, a $7,131 investment in Fontainebleau Las Vegas, $466 investment in 1568 Broadway debt, and a $3,725 investment in 701 7th debt.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $2,159 as of December 31, 2018. New Valley has capitalized $23,786 of net interest expense since inception into the carrying value of its ventures whose projects were under development as of December 31, 2018. This amount is included in the “Cumulative Earnings (Losses)” column in the table above.

Liquidity and Capital Resources
Cash and cash equivalents increased by $280,792 and $143,391 in 2018 and 2016, respectively, and decreased by $87,641 in 2017.
Cash provided from operations was $181,834, $131,586 and $97,636 in 2018, 2017 and 2016, respectively. The change in the 2018 period, when compared to the 2017 period, was primarily related increased accruals under the MSA due to increased unit sales, lower MSA and litigation payments in 2018 due to tax planning in December 2017 as well as the absence of the redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021. These were offset by a decline in operating income and declines in distributions received from real estate ventures. We accelerated tobacco litigation and settlement payments in December 2017 as a result of the Tax Act, which reduced the income tax rates on U.S. corporations from 35% to 21%, effective January 1, 2018. The change in the 2017 period, when compared to the 2016 period, was primarily related to increases in distributions received from real estate ventures, lower income tax payments and increased promotional accruals in our tobacco segment. These amounts were offset by the payment of a redemption premium in 2017 to retire our 7.75% Senior Secured Notes due 2021and increased payments of tobacco litigation settlements and judgments related to tax planning.
Cash provided by investing activities was $43,463 and cash used in investing activities was $35,962 and $10,313 in 2018, 2017 and 2016, respectively. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and more than our weighted-average cost of capital when investing in non-consolidated real estate businesses and capital expenditures. In 2018, cash provided by investing activities was from the sale of investment securities of $18,628, distributions from investments in real estate ventures of $54,233, proceeds from the sale or liquidation of long-term investments of $19,487, pay downs of investment securities of $1,611, maturities of investment securities of $24,719, the proceeds from the sale of fixed assets of $9, repayment of notes receivable of $67, cash acquired in purchase of subsidiaries of $654, and a decrease in restricted assets of $526. This was offset by the purchase of investment securities of $34,445, investments in real estate ventures of $9,728, capital expenditures of $17,682, purchase of long-term investments of $415, purchase of subsidiaries of $10,404, investments in real estate, net of $2,583, an increase in cash surrender value of corporate-owned life insurance policies of $764, issuance of notes receivable of $450. In 2017, cash used in investing activities was for the purchase of investment securities of $132,654, investments in real estate ventures of $38,807, capital expenditures of $19,869, purchase of long-term investments of $32,510, the purchase of subsidiaries of $6,569, investments in real estate, net of $619, an increase in cash surrender value of corporate-owned life insurance policies of $802, and the issuance of notes receivable of $1,633. This was offset by the sale of investment securities of $28,761, distributions from investments in real estate ventures of $61,718, a decrease in restricted assets of $2,250, proceeds from the sale or liquidation of long-term investments of $966, pay downs of investment securities of $2,633, the maturities of investment securities of $101,097, and the proceeds from the sale of fixed assets of $76. In 2016, cash used in investing activities was for the purchase of investment securities of $117,211, investments in real estate ventures of $44,107, capital expenditures of $26,691, purchase of long-term investments of $50, the purchase of subsidiaries of $250, investments in real estate, net of $245 and an increase in cash surrender value of corporate-owned life insurance policies of $484. This was offset by the sale of investment securities of $116,070, the repayment of notes receivable of $4,410, distributions from investments in real estate ventures of $33,204, proceeds from the sale or liquidation of long-term investments of $4,552, pay downs of investment securities of $9,212, the maturities of investment securities of $10,822, a decrease in restricted assets of $410 and proceeds from the sale of fixed assets of $45.
Cash provided by financing activities was $55,495 and $56,068 in 2018 and 2016, respectively, and cash used in financing activities was $183,265 in 2017. In 2018, cash provided by financing activities was from proceeds of debt issuance of $325,000. This was offset by cash used for dividends and distributions on common stock of $225,367, repayments of debt of $28,689, net repayments of debt under the revolver of $3,528, payment of deferred financing costs of $9,400 and distributions to non-controlling interest of $2,521. In 2017, cash used for financing activities was for dividends and distributions on common stock of $211,488, repayments of debt of $837,205, net repayments of debt under the revolver of $5,844, payment of deferred financing costs of $19,200 and distributions to non-controlling interest of $2,779. This was offset by proceeds of debt issuance of $850,021 and proceeds of issuance of our common stock of $43,230. In 2016, cash provided by financing activities was from proceeds of debt issuance of $243,620, proceeds from net borrowings of debt under the revolver of $33,680, contributions from non-controlling interest of $248, proceeds from the exercise of Vector options of $398 and tax benefit of options exercised of $579. This was offset by cash used for dividends and distributions on common stock of $198,947, repayments of debt of $5,365, payment of deferred financing costs of $6,600 and distributions to non-controlling interest of $11,545.

For the years ended December 31, 2018, 2017, and 2016, cash payments of dividends and distributions on common stock exceeded cash from operations by $43,533, $79,902 and $101,311, respectively. The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning January 1, 2019, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These included the repayment of $230,000 of convertible notes due January 2019, for which we used some of the cash proceeds of the issuance of our 10.5% Senior Notes due 2026, cash interest expense of approximately $118,300, which includes $34,125 from our 10.5% Senior Notes due 2026 that were issued in November 2018, dividends on our outstanding common shares of approximately $240,000, which is based on a historical quarterly cash dividend of $0.40 per share, and other corporate expenses and taxes.

In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of December 31, 2018, we had cash and cash equivalents of $584,581 (including $85,514 of cash at Douglas Elliman and $23,178 of cash at Liggett), investment securities, which were carried at $131,569 (see Note 4 to our consolidated financial statements), and long-term investments, which were carried at $66,259 (and, based on market prices as of December 31, 2018, had a fair value of $111,528, including in-transit redemptions (see Note 7 to our consolidated financial statements)). As discussed elsewhere, we used $230,000 of cash to repay the convertible notes due in January 2019. As of December 31, 2018, our investments in real estate ventures were carried at $141,105 and our investments in real estate, net were carried at $26,220.

Corporate Impact of the Tax Act. The Tax Act limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, which portions of our real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which would increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We expect a portion of our interest expense in 2018 and future years to be disallowed as a tax deduction and, based on current projections, we do not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of our annual effective tax rate, we have established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2018. We continue to analyze the impact of the nondeductible interest on our operations and capital structure.
Tobacco Litigation. As of December 31, 2018, 16 verdicts have been entered in Engle progeny cases against Liggett. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the judgments entered against it. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 70 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
The indenture governing our 6.125% Senior Secured Notes (the “2025 Indenture”) contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2025 Indenture, for the most recently ended four full quarters is less than $75,000. The 2025 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the 2025 Indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the 2025 Indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2025 Indenture. Our Secured Leverage Ratio is defined in the 2025 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined in the 2025 Indenture on an actual basis as of December 31, 2018. There was no change after giving effect to the retirement of the $230,000 7.5% Variable Interest Senior Convertible Notes at maturity in January 2019.

Covenant	Indenture Requirement	December 31, 2018
Consolidated EBITDA, as defined	$75,000	$312,688
Leverage ratio, as defined	<3.0 to 1	2.77 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.4 to 1
As of December 31, 2018 and 2017, we were in compliance with all debt covenants related to the 2025 Indenture.
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

The 10.5% Senior Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, and by DER Holdings LLC, through which the Company indirectly owns a 100% interest in Douglas Elliman as of December 31, 2018. DER Holdings LLC does not guarantee our 6.125% Senior Secured Notes.
The indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) restricts our ability to pay dividends and make certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of the Company’s consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and the Company is in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0x, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and the Company is in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0x. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0x, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0x, and restricts our ability to secure debt other than secured debt incurred pursuant to a Secured Leverage Ratio no greater than 3.75x, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0x. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined in the 2026 Indenture on an actual basis as of December 31, 2018 and after giving effect to the retirement of the $230,000 7.5% Variable Interest Senior Convertible Notes at maturity in January 2019.

Covenant	Indenture Requirement	December 31, 2018	After 2019 Repayment
Fixed charge coverage ratio, as defined	>2.0 to 1	2.09 to 1	2.21 to 1
Net leverage ratio, as defined	<4.0 to 1	2.02 to 1	2.42 to 1
Secured leverage ratio, as defined	<3.75 to 1	0.3 to 1	0.7 to 1
As of December 31, 2018, we were in compliance with all of the debt covenants governing our 2026 Indenture.
Liggett Financing.  Liggett did not enter into any equipment financing arrangements in 2018, 2017 and 2016.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of December 31, 2018, $30,790 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the Credit Facility was $20,920 based on eligible collateral at December 31, 2018. At December 31, 2018, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $253,505 for the year ended December 31, 2018.
Liggett Credit Facility. In January, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) 60% multiplied by Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves against inventory, bank products or other items which Wells Fargo, may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. In connection with the issuance of the 6.125% Senior Secured Notes due 2025, in January 2017, Liggett and Maple entered into Amendment No. 1 to the Credit Agreement to update certain defined terms of the Credit Agreement relating to the new notes.
The term of the Credit Facility expires on March 31, 2020. Loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2018 was 4.77%.
The Credit Facility, as amended, permits the guaranty of the 6.125% Senior Secured Notes due 2025 and the 10.5% Senior Notes due 2026 by each of Liggett and Maple. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 6.125%

Senior Secured Notes due 2025 have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with all of these covenants as of December 31, 2018.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2018, we and our subsidiaries had total outstanding indebtedness of $1,699,300, of which $230,000 of our 7.5% convertible notes matured and were repaid in January 2019, $232,000 of our 5.5% variable interest senior convertible notes mature in 2020, $850,000 of our 6.125% Senior Secured Notes mature in 2025, and $325,000 of our 10.5% Senior Notes mature in 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
Our 7.5% convertible notes matured on January 15, 2019 and we used the proceeds of the offering of our 10.5% Senior Notes to pay $230,000 of principal and $8,102 of accrued interest on the maturity date. We may utilize the remaining proceeds from the offering of our 10.5% Senior Notes that were not applied to the repayment of our 7.5% convertible notes to repay, repurchase, retire or redeem our 5.5% variable interest senior convertible notes due April 2020 at or prior to the maturity of these convertible notes or for general corporate purposes, including to pursue business opportunities. We will otherwise need to use our liquidity resources to repay the $232,000 of principal outstanding on these notes when they mature in April 2020.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $584,600, investment securities at fair value of approximately $131,600, long-term investments with an estimated value of approximately $66,259 (and, based on market prices as of December 31, 2018, had a fair value of $111,528, including in-transit redemptions (see Note 7 to our consolidated financial statements)) and availability under Liggett’s credit facility of approximately $20,900 as of December 31, 2018. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
On a quarterly basis, we evaluate our debt securities available for sale and equity securities without readily determinable fair values that do not qualify for the NAV practical expedient to determine whether an impairment has occurred. If so, we also make a determination if such impairment is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
The total amount of unrecognized tax benefits was $628 as of January 1, 2018 and decreased $237 during the year ended December 31, 2018, primarily from the expiration of various state statutes of limitations and the reversal of a LIFO inventory difference. The total amount of unrecognized tax benefits was $515 as of January 1, 2017 and increased $113 during the year ended December 31, 2017, primarily from the expiration of various state statutes of limitations.

Contractual Obligations
Our significant contractual obligations as of December 31, 2018 were as follows:

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Notes payable, long-term debt and other obligations (1)	$259,791	$244,478	$10,000	$10,000	$—	$1,175,000	$1,699,269
Operating leases (2)	35,973	29,917	27,592	25,185	23,589	104,126	246,382
Inventory purchase commitments (3)	19,034	—	—	—	—	—	19,034
Capital expenditure purchase commitments (4)	1,233	—	—	—	—	—	1,233
Interest payments (5)	115,829	98,858	86,682	86,378	86,188	180,469	654,404
Engle progeny settlements	—	3,426	3,426	3,426	3,426	17,130	30,834
Total (6)	$431,860	$376,679	$127,700	$124,989	$113,203	$1,476,725	$2,651,156
_____________________________

(1)
Notes payable, long-term debt and other obligations are shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 10 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. See Note 11 to our consolidated financial statements.

(3)	Inventory purchase commitments represent primarily purchase commitments under our leaf inventory management program. See Note 5 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett. See Note 6 to our consolidated financial statements.

(5)
Interest payments are based on current interest rates at December 31, 2018 and the assumption our current policy of a cash dividend of $0.40 per quarter and an annual 5% stock dividend will continue, as the interest payable on the convertible notes due 2020 is calculated based on the dividends we pay on our common stock. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 10 to our consolidated financial statements.

(6)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $62,163 at December 31, 2018.
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

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2018, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. We believe the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2018.

As of December 31, 2018, we had outstanding approximately $8,205 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2018, Liggett had tobacco purchase commitments of approximately $19,034. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2019.
Future machinery and equipment purchase commitments at Liggett were $1,233 at December 31, 2018.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2018, approximately $30,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2018, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $308.
In addition, as of December 31, 2018, $429,176 ($462,000 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.”
The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $149, with approximately $147 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020, and the remaining $2 resulting from the embedded derivative associated with our 7.5% variable interest senior convertible notes. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $5,170 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 7.5% Convertible Notes and our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $31,519 and $31,371. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $31,424 as of December 31, 2018. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities at fair value totaling $131,569 as of December 31, 2018. See Note 4 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
We also held long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities. See Note 7 to our consolidated financial statements.

Equity Security Price Risk

As of December 31, 2018, we held various investments in equity securities with a fair value of $101,830. The impact to our consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
Upon our adoption of ASU 2016-01 on January 1, 2018, we now record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of December 31, 2018, under the new standard, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $10,183.

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
The cigarette industry continues to be challenged on numerous fronts. The industry faced increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1. “Business - Legislation and Regulation”, Item 1A. “Risk Factors”, Item 3. “Legal Proceedings” and Note 15 to our consolidated financial statements, which contain a description of litigation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:

•	economic outlook,

•	capital expenditures,

•	cost reduction,

•	legislation and regulations,

•	cash flows,

•	operating performance,

•	litigation, and

•	related industry developments (including trends affecting our business, financial condition and results of operations).
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 1, 2019, are set forth beginning on page F-1 of this report.

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2017, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vector Group Ltd.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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

Miami, Florida
March 1, 2019

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2019 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2019 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2018 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2018, dated March 1, 2019 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-93

(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

* 4.3
Indenture, dated as of November 20, 2012, by and between Vector Group Ltd. and Wells Fargo Bank, N. A., as trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated November 20, 2012).

* 4.4
Second Supplemental Indenture, dated as of March 24, 2014, to the Base Indenture, by and between Vector Group Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

* 4.5	Form of Global Note, relating to the 5.5% Variable Interest Senior Convertible Notes due 2020 (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

EXHIBIT NO.	DESCRIPTION

* 4.6
Indenture, dated as of January 27, 2017, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated January 27, 2017).

* 4.7
Pledge Agreement, dated as of January 27, 2017, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated January 27, 2017).

* 4.8
Security Agreement, dated as of January 27, 2017, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated January 27, 2017).

* 4.9
Security Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated January 27, 2017).

* 4.10
Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated January 27, 2017).

* 4.11
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

EXHIBIT NO.	DESCRIPTION

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

* 10.19	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix B in Vector’s Proxy Statement dated April 21, 2004).

* 10.20	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

* 10.21	Form of 1999 Amended and Restated Incentive Plan Option Agreement to Named Executive Officers (incorporated by reference to Exhibit 10.21 of Vector’s Form 10-K dated December 31, 2017).

* 10.22	Form of 2014 Management Incentive Plan Option Award to Named Executive Officers (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K dated December 31, 2017).

EXHIBIT NO.	DESCRIPTION

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

* 10.32	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC.

* 10.33	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

* 10.34	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

* 10.35	Vector Group Ltd. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

* 10.36
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, among Liggett Group LLC, 100 Maple LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Vector’s Form 8-K dated November 2, 2018).

EXHIBIT NO.	DESCRIPTION
21	Subsidiaries of Vector.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.
_____________________________

*	Incorporated by reference
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

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 1, 2019

POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2019.

SIGNATURE	TITLE

/s/ Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Bennett S. LeBow	Director
Bennett S. LeBow

/s/ Stanley S. Arkin	Director
Stanley S. Arkin

/s/ Henry C. Beinstein	Director
Henry C. Beinstein

/s/ Ronald J. Bernstein	Director
Ronald J. Bernstein

/s/ Paul V. Carlucci	Director
Paul V. Carlucci

/s/ Jean E. Sharpe	Director
Jean E. Sharpe

/s/ Barry Watkins	Director
Barry Watkins

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vector Group Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' deficiency, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in the year ended December 31, 2018 due to adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

/s/ Deloitte & Touche LLP

Miami, Florida
March 1, 2019

We have served as the Company's auditor since 2015.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$584,581	$301,353
Investment securities at fair value	131,569	150,489
Accounts receivable - trade, net	34,246	29,481
Inventories	90,997	89,790
Income taxes receivable, net	—	11,217
Restricted assets	4,477	10,258
Other current assets	26,351	21,121
Total current assets	872,221	613,709
Property, plant and equipment, net	86,736	85,516
Investments in real estate, net	26,220	23,952
Long-term investments (of which $54,628 and $0 were carried at fair value)	66,259	81,291
Investments in real estate ventures	141,105	188,131
Restricted assets	6,306	3,488
Goodwill and other intangible assets, net	266,611	267,708
Prepaid pension costs	23,869	27,697
Other assets	60,177	36,786
Total assets	$1,549,504	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$256,134	$33,820
Current portion of fair value of derivatives embedded within convertible debt	6,635	—
Current payments due under the Master Settlement Agreement	36,561	12,384
Current portion of employee benefits	875	952
Income taxes payable, net	5,252	100
Litigation accruals	310	260
Other current liabilities	179,153	157,123
Total current liabilities	484,920	204,639
Notes payable, long-term debt and other obligations, less current portion	1,386,697	1,194,244
Fair value of derivatives embedded within convertible debt	24,789	76,413
Non-current employee benefits	61,288	62,242
Deferred income taxes, net	37,411	58,801
Payments due under the Master Settlement Agreement	16,383	21,479
Litigation accruals	21,794	19,840
Other liabilities	63,588	22,380
Total liabilities	2,096,870	1,660,038
Commitments and contingencies (Notes 11 and 15)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,140,914,642 and 134,365,424 shares issued and outstanding	14,092	13,437
Accumulated deficit	(542,169)	(414,785)
Accumulated other comprehensive loss	(19,982)	(12,571)
Total Vector Group Ltd. stockholders' deficiency	(548,059)	(413,919)
Non-controlling interest	693	82,159
Total stockholders' deficiency	(547,366)	(331,760)
Total liabilities and stockholders' deficiency	$1,549,504	$1,328,278

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,111,094	$1,080,950	$1,011,620
Real estate	759,168	727,364	680,105
Corporate and other	—	(838)	(776)
Total revenues	1,870,262	1,807,476	1,690,949

Expenses:
Cost of sales:
Tobacco*	787,251	750,768	672,431
Real estate	505,233	477,278	424,829
Corporate and other	—	—	84
Total cost of sales	1,292,484	1,228,046	1,097,344

Operating, selling, administrative and general expenses	355,513	337,191	339,059
Litigation settlement and judgment expense (income)	(1,784)	6,591	20,000
Restructuring charges	—	—	41
Operating income	224,049	235,648	234,505

Other income (expenses):
Interest expense	(203,780)	(173,685)	(142,982)
Loss on extinguishment of debt	(4,066)	(34,110)	—
Change in fair value of derivatives embedded within convertible debt	44,989	35,919	31,710
Equity in earnings (losses) from investments	3,158	(765)	(2,754)
Equity in earnings from real estate ventures	14,446	21,395	5,200
Net losses recognized on investment securities	(9,570)	(660)	(3,487)
Other, net	10,333	5,426	4,237
Income before provision for income taxes	79,559	89,168	126,429
Income tax expense (benefit)	21,552	(1,582)	49,163

Net income	58,007	90,750	77,266

Net loss (income) attributed to non-controlling interest	98	(6,178)	(6,139)

Net income attributed to Vector Group Ltd.	$58,105	$84,572	$71,127

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.37	$0.56	$0.50

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.37	$0.56	$0.50
_____________________________

*	Revenues and cost of sales include federal excise taxes of $469,836, $460,561 and $425,980 for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$58,007	$90,750	$77,266

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized losses	(1,056)	(6,655)	(6,139)
Net unrealized losses reclassified into net income	1,121	296	2,474
Net unrealized gains (losses) on investment securities available for sale	65	(6,359)	(3,665)

Net change in forward contracts	—	2	28

Net change in pension-related amounts
Net (loss) gain arising during the year	(3,723)	1,768	(3,064)
Amortization of loss	1,763	1,955	1,780
Net change in pension-related amounts	(1,960)	3,723	(1,284)

Other comprehensive loss	(1,895)	(2,634)	(4,921)

Income tax effect on:
Change in net unrealized losses on investment securities	290	2,707	2,490
Net unrealized losses reclassified into net income on investment securities	(308)	(120)	(1,004)
Forward contracts	—	—	(11)
Pension-related amounts	538	(1,279)	514
Income tax benefit on other comprehensive loss	520	1,308	1,989

Other comprehensive loss, net of tax	(1,375)	(1,326)	(2,932)

Comprehensive income	56,632	89,424	74,334

Comprehensive loss (income) attributed to non-controlling interest	98	(6,178)	(6,139)
Comprehensive income attributed to Vector Group Ltd.	$56,730	$83,246	$68,195

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2016	123,792,329	$12,379	$—	$(210,113)	$(8,313)	$83,886	$(122,161)
Net income	—	—	—	71,127	—	6,139	77,266
Total other comprehensive loss	—	—	—	—	(2,932)	—	(2,932)
Distributions and dividends on common stock ($1.40 per share)	—	—	(7,173)	(193,934)	—	—	(201,107)
Restricted stock grant	50,000	5	(5)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(187,577)	(18)	(4,034)	—	—	—	(4,052)
Effect of stock dividend	6,087,035	609	—	(609)	—	—	—
Exercise of stock options	31,906	3	395	—	—	—	398
Cancellation of shares under share lending agreement	(2,034,212)	(204)	204				—
Tax benefit of options exercised	—	—	579	—	—	—	579
Stock-based compensation	—	—	10,034	—	—	—	10,034
Contributions from non-controlling interest	—	—	—	—	—	248	248
Distributions to non-controlling interest	—	—	—	—	—	(11,545)	(11,545)
Balance, December 31, 2016	127,739,481	12,774	—	(333,529)	(11,245)	78,728	(253,272)
Net income	—	—	—	84,572	—	6,178	90,750
Total other comprehensive loss	—	—	—	—	(1,326)	—	(1,326)
Distributions and dividends on common stock ($1.47 per share)	—	—	(49,998)	(165,184)	—	—	(215,182)
Surrender of shares in connection with restricted stock vesting	(191,967)	(19)	(4,081)	—	—	—	(4,100)
Effect of stock dividend	6,436,512	644	—	(644)	—	—	—
Issuance of common stock	2,000,000	200	43,030	—	—	—	43,230
Cancellation of shares under share lending agreement	(1,618,602)	(162)	162	—	—	—	—
Stock-based compensation	—	—	10,887	—	—	—	10,887
Distributions to non-controlling interest	—	—	—	—	—	(2,747)	(2,747)
Balance, December 31, 2017	134,365,424	13,437	—	(414,785)	(12,571)	82,159	(331,760)
Impact of adoption of new accounting standards	—	—	—	6,354	(6,036)	(4,894)	(4,576)
Net income	—	—	—	58,105	—	(98)	58,007
Total other comprehensive loss	—	—	—	—	(1,375)	—	(1,375)
Distributions and dividends on common stock ($1.54 per share)	—	—	(6,311)	(219,972)	—	—	(226,283)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(192,119)	(19)	(3,637)	—	—	—	(3,656)
Effect of stock dividend	6,709,671	671	—	(671)	—	—	—
Stock-based compensation	—	—	9,951	—	—	—	9,951
Acquisition of Douglas Elliman non-controlling interest	—	—	—	28,800	—	(73,953)	(45,153)
Distributions to non-controlling interest	—	—	—	—	—	(2,521)	(2,521)
Balance, December 31, 2018	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$58,007	$90,750	$77,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,807	18,614	22,359
Non-cash stock-based expense	9,951	10,887	10,034
Loss on extinguishment of debt	3,758	1,754	—
Loss (gain) on sale of assets	10	(40)	(42)
Deferred income taxes	(17,635)	(33,311)	12,571
Distributions from long-term investments	1,472	1,436	1,347
Equity in (earnings) losses from long-term investments	(3,158)	765	2,754
Net losses on investment securities	9,570	660	3,487
Equity in earnings from real estate ventures	(14,446)	(21,395)	(5,200)
Distributions from real estate ventures	25,935	37,995	23,446
Non-cash interest expense	52,048	29,620	10,549
Excess tax benefit of stock compensation	18,412	1,143	—
Impairment of long-term investments	—	50	385
Changes in assets and liabilities:
Receivables	(13,372)	(17,492)	(5,809)
Inventories	(1,207)	43	(3,317)
Accounts payable and accrued liabilities	4,443	14,218	(22,922)
Payments due under the Master Settlement Agreement	19,081	(4,679)	(10,968)
Other assets and liabilities, net	10,158	568	(18,304)
Net cash provided by operating activities	181,834	131,586	97,636

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$18,628	$28,761	$116,070
Maturities of investment securities	24,719	101,097	10,822
Purchase of investment securities	(34,445)	(132,654)	(117,211)
Proceeds from sale or liquidation of long-term investments	19,487	966	4,552
Purchase of long-term investments	(415)	(32,510)	(50)
Decrease in restricted assets	526	2,250	410
Investments in real estate ventures	(9,728)	(38,807)	(44,107)
Distributions from real estate ventures	54,233	61,718	33,204
Issuance of notes receivable	(450)	(1,633)	—
Cash acquired in purchase of subsidiaries	654	—	—
Proceeds from sale of fixed assets	9	76	45
Capital expenditures	(17,682)	(19,869)	(26,691)
Increase in cash surrender value of life insurance policies	(764)	(802)	(484)
Purchase of subsidiaries	(10,404)	(6,569)	(250)
Repayment of notes receivable	67	—	4,410
Pay downs of investment securities	1,611	2,633	9,212
Investments in real estate, net	(2,583)	(619)	(245)
Net cash provided by (used in) investing activities	43,463	(35,962)	(10,313)
Cash flows from financing activities:
Proceeds from issuance of debt	325,000	850,021	243,620
Repayments of debt	(28,689)	(837,205)	(5,365)
Deferred financing costs	(9,400)	(19,200)	(6,600)
Borrowings under revolver	307,023	157,630	144,294
Repayments on revolver	(310,551)	(163,474)	(110,614)
Dividends and distributions on common stock	(225,367)	(211,488)	(198,947)
Distributions to non-controlling interest	(2,521)	(2,779)	(11,545)
Contributions from non-controlling interest	—	—	248
Proceeds from the issuance of Vector stock	—	43,230	—
Proceeds from exercise of Vector options	—	—	398
Tax benefit of options exercised	—	—	579
Net cash provided by (used in) financing activities	55,495	(183,265)	56,068
Net increase (decrease) in cash, cash equivalents and restricted cash	280,792	(87,641)	143,391
Cash, cash equivalents and restricted cash, beginning of year	310,937	398,578	255,187
Cash and cash equivalents and restricted cash, end of year	$591,729	$310,937	$398,578

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
Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the United States. Liggett Vector Brands coordinates Liggett and Vector Tobacco’s sales and marketing efforts. Certain references to “Liggett” refer to the Company’s tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified. New Valley is engaged in the real estate business.
(b) Estimates and Assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, promotional accruals, actuarial assumptions of pension plans, deferred tax assets, the estimated fair value of embedded derivative liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents is comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2018 are uninsured.
(d) Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Restricted cash amounts included in current restricted assets and non-current restricted assets represent cash and cash equivalents required to be deposited into escrow for bonds required to appeal adverse product liability judgments, amounts required for letters of credit related to office leases, and certain deposit requirements for banking arrangements. The restrictions related to the appellate bonds will remain in place until the appeal process has been completed. The restrictions related to the letters of credit will remain in place for the duration of the respective lease. The restrictions related to the banking arrangements will remain in place for the duration of the arrangement.

The components of “Cash, cash equivalents and restricted cash” in the Consolidated Statement of Cash Flows were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$584,581	$301,353	$393,530
Restricted cash and cash equivalents included in current restricted assets	2,697	9,081	914
Restricted cash and cash equivalents included in non-current restricted assets	4,451	503	4,134
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$591,729	$310,937	$398,578

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e) Investment Securities:
The Company classifies investments in debt securities as available for sale. Investments classified as available for sale are carried at fair value, with net unrealized gains and losses included as a separate component of stockholders’ deficiency. The cost of securities sold is determined based on average cost.
Gains are recognized when realized in the Company’s consolidated statements of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. The Company’s policy is to review its securities on a periodic basis to evaluate whether any security has experienced an other-than-temporary decline in fair value. If it is determined that an other-than-temporary decline exists in one of the Company’s debt securities, it is the Company’s policy to record an impairment charge with respect to such investment in the Company’s consolidated statements of operations.
On January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which changed the accounting treatment for the Company’s marketable equity securities from equity securities available for sale to equity securities at fair value. Under the new guidance, the Company’s marketable equity securities are now measured at fair value with changes in fair value recognized in net income. Gains and losses are recognized when realized in the Company’s consolidated statements of operations. Investments in marketable equity securities represent less than a 20 percent interest in the investees and the Company does not exercise significant influence over such entities.
(f) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with, what management believes, high credit quality financial institutions.
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 18% and 12% of Liggett’s revenues in 2018, and 18% and 13% in 2017, and 16% and 14% in 2016. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 11% and 4%, respectively, of Liggett’s net accounts receivable at December 31, 2018, and 7% and 5%, respectively, at December 31, 2017. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts and cash discounts was $766 and $398 at December 31, 2018 and 2017, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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
(i) Property, Plant and Equipment:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(j) Investments in Real Estate Ventures:
In accounting for its investments in real estate ventures, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as entities in which the equity investors at risk have not provided enough equity at risk to finance its activities without additional subordinated support or the equity investors at risk (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
On a quarterly basis, the Company evaluates its investments in real estate ventures to determine if there indicators of impairment. If so, the Company further investigates to determine if an impairment has occurred and whether such impairment is considered temporary or other than temporary. The Company believes that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven.
(k) Goodwill and Other Intangible Assets:
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
(l) Impairment of Long-Lived Assets:
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
Additionally, the Company performs impairment reviews on its long-term investment that is classified as equity securities without readily determinable fair values that do not qualify for the net asset value (“NAV”) practical expedient. On a quarterly basis, the Company evaluates the investment to determine if there are indicators of impairment. If so, a determination is made of whether there is an impairment and if it is considered temporary or other than temporary. The assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of the analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
(m) Pension, Postretirement and Postemployment Benefits Plans:
The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company recognizes the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. (See Note 12.)
(n) Stock Options and Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan and under the 1999 Plan provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company’s consolidated balance sheet as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($8,696, $7,655 and $6,258, net of income taxes, for the years ended December 31, 2018, 2017 and 2016, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
(o) Income Taxes:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presented as a liability and not combined with deferred tax liabilities or assets. The Company classifies all tax-related interest and penalties as income tax expense.
(p) Distributions and Dividends on Common Stock:
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
(q) Revenue Recognition:
Tobacco: Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records an allowance for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the condensed consolidated balance sheet. The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on the Company’s condensed consolidated balance sheet. The Company accounts for shipping and handling costs as fulfillment costs as part of cost of sales.
Tobacco Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs were $5,658 in 2018, $5,012 in 2017 and $5,268 in 2016. Shipping and handling costs related to sales transactions were part of cost of sales in 2018 after the adoption of Topic 606.  The 2017 and 2016 shipping and handling costs related to sales transactions were part of operating, selling, administrative and general expenses.
Real estate sales: Real estate commissions earned by the Company’s real estate brokerage businesses are recognized as revenue at the point in time that the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as cost of sales concurrently with related revenues. The accounting for these commissions and other brokerage income under Topic 606 are largely consistent with the previous accounting for these transactions under Topic 605, except for customer arrangements in the development marketing business and extended payments terms that exist in some commercial leasing contracts.
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
(r) Advertising:
Tobacco advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $3,672, $3,712 and $3,397 for the years ended December 31, 2018, 2017 and 2016, respectively.
Real estate advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $23,424, $19,412 and $22,835 for the years ended December 31, 2018 and 2017 and 2016, respectively.
(s) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Net unrealized gains on investment securities available for sale, net of income taxes of $60, $3,687, and $6,272, respectively	$108	$6,097	$9,869
Forward contracts adjustment, net of income taxes of $0, $0, and $0, respectively	—	—	(2)
Pension-related amounts, net of income taxes of $13,750, $13,212, and $14,491, respectively	(20,090)	(18,668)	(21,112)
Accumulated other comprehensive loss	$(19,982)	$(12,571)	$(11,245)

(t) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company’s stock price. At December 31, 2018, the range of estimated fair market values of the Company’s embedded derivatives was between $31,371 and $31,519. The Company recorded the fair market value of its embedded derivatives at the approximate midpoint of the range at $31,424 as of December 31, 2018. At December 31, 2017, the range of estimated fair market values of the Company’s embedded derivatives was between $76,215 and $76,874. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $76,413 as of December 31, 2017. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 10.)
(u) Contingencies:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(v) Other, Net:
Other, net consists of:

	Year Ended
	December 31,
	2018	2017	2016
Interest and dividend income	$11,349	$7,391	$6,018
Net periodic benefit cost other than the service costs	(1,020)	(1,960)	(1,508)
Other income (expense)	4	(5)	(273)
Other, net	$10,333	$5,426	$4,237

(w) Other Current Liabilities:
Other current liabilities consist of:

	December 31, 2018	December 31, 2017
Accounts payable	$13,144	$18,552
Accrued promotional expenses	37,940	30,691
Accrued excise and payroll taxes payable, net	14,612	11,946
Accrued interest	38,673	33,138
Commissions payable	12,975	14,320
Accrued salaries and benefits	30,228	29,639
Allowance for sales returns	6,935	5,632
Other current liabilities	24,646	13,205
Total other current liabilities	$179,153	$157,123

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(x) New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2018:
In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU adds various Securities and Exchange Commission (“SEC”) paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which was effective immediately. The SEC issued SAB 118 to address concerns about reporting entities’ ability to timely comply with the accounting requirements to recognize all of the effects of the Tax Cuts and Jobs Act in the period of enactment. SAB 118 requires disclosure that timely determination of some or all of the income tax effects from the Tax Cuts and Jobs Act are incomplete at the time of filing the financial statements and disclosure upon completion of measurement of the effects. Additionally, the Company has accounted for the tax effects of the Tax Cuts and Jobs Act under the guidance of SAB 118. The Company has recorded the effects of the Tax Act in its consolidated financial statements as of December 31, 2018 and reflected the provisional amounts as of December 31, 2017.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 provides guidance that requires an employer to report the service cost component separate from the other components of net benefit pension costs. The employer is required to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted ASU 2017-07 in 2018 using a retrospective adoption method. Other than the revised statement of operations presentation, the adoption of ASU 2017-07 did not have a material impact on the Company’s consolidated financial statements.

	For the years ended
	December 31, 2017				December 31, 2016
	As Previously Reported		Adoption of ASU 2017-07	As Revised	As Previously Reported		Adoption of ASU 2017-07	As Revised
Operating, selling, administrative and general expenses	$339,151		$(1,960)	$337,191	$340,567		$(1,508)	$339,059
Operating income	233,688		1,960	235,648	232,997		1,508	234,505
Other, net	7,386	(1)	(1,960)	5,426	5,745	(1)	(1,508)	4,237
Income before provision for income taxes	89,168		—	89,168	126,429		—	126,429
(1) Adjusted to conform to the current-year presentation for the consolidated statements of operations. Prior to these adjustments, Other, net was $7,022 and $4,732 for the years ended December 31, 2017 and 2016, respectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 provides guidance on the classification of restricted cash to be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The Company adopted ASU 2016-18 during the first quarter of 2018 using a retrospective adoption method. Other than the changes in presentation within the statement of cash flows, the adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. See Note 1. item (d) for a reconciliation of cash, cash equivalents, and restricted cash from the consolidated balance sheet to the consolidated statement of cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2017			December 31, 2016
	As Previously Reported	Adoption of ASU 2016-18	As Revised	As Previously Reported	Adoption of ASU 2018-18	As Revised
(Increase) decrease in restricted assets	$(2,286)	$4,536	$2,250	$10,181	$(9,771)	$410
Net cash used in investing activities	(40,498)	4,536	(35,962)	(542)	(9,771)	(10,313)
Net (decrease) increase in cash, cash equivalents and restricted cash	(92,177)	4,536	(87,641)	153,162	(9,771)	143,391
Cash, cash equivalents and restricted cash, beginning of period	393,530	5,048	398,578	240,368	14,819	255,187
Cash, cash equivalents and restricted cash, end of period	$301,353	$9,584	$310,937	$393,530	$5,048	$398,578
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice on how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity-method investees. ASU 2016-15 also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 was effective for the Company’s fiscal year beginning January 1, 2018. Other than the changes in presentation within the statement of cash flows, the prospective adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 had the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. In May 2014, the FASB issued ASU 2014-09. The new revenue standard outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue standard contains principles to determine the measurement of revenue and timing of when it is recognized. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the provisions of this guidance on January 1, 2018 using the modified retrospective approach with a cumulative-effect adjustment to beginning stockholders’ deficiency, allocated to increases in accumulated deficit and decreases in non-controlling interest as of January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. See Note 2 - Revenue Recognition, for additional accounting policy and transition disclosures.
In January 2016, the FASB issued ASU 2016-01, which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) (“ASU 2018-03”), which amends the guidance in ASU 2016-01 by replacing the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company adopted the new guidance during the first quarter of 2018 using a modified-retrospective method for equity securities measured at fair value and early adopted the amendments for equity securities without readily determinable fair values that do not qualify for the practical expedient. The adoption of the guidance resulted in a cumulative-effect adjustment that decreased beginning accumulated deficit by $14,874. The adjustment consisted of $6,036, net of tax related to the reclassification from accumulated other comprehensive income (“AOCI”) into accumulated deficit of the net unrealized gains and related tax impact pertaining to investment securities that were previously classified as equity securities available for sale and fixed-income securities available for sale. The net impact of $8,838 to stockholder’s deficiency related to the change in accounting treatment for equity securities previously classified as cost-method long-term investments. In March 2018, the FASB issued ASU 2018-04, Investments - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”), which incorporate into the Accounting Standards Codification

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“ASC”) recent SEC guidance which was issued in order to make the relevant interpretive guidance consistent with current authoritative accounting guidance, such as Topic 321, and SEC rules and regulations. The guidance also amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments - Debt Securities and ASC 980, Regulated Operations. The Company concurrently adopted this guidance upon the adoption of ASU 2016-01 during the first quarter of 2018. There was no additional impact on the Company’s consolidated financial statements other than those resulting from the adoption of ASU 2016-01.

ASUs to be adopted in future periods:
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”), which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of ASU 2018-16 will be on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company is currently assessing the impact the adoption of ASU 2018-16 will have on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2018-15 will have on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. ASU 2018-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. The adoption of ASU 2018-14 will impact financial statement disclosure with no impact on operating results.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU also adds new disclosure requirements for Level 3 measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 will impact financial statement disclosure with no impact on operating results.
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates are applicable immediately while others provide for a transition period to adopt as part of the next fiscal year beginning after December 15, 2018. For the updates effective immediately, their adoption did not have a material impact on the Company’s consolidated financial statements. The Company is currently assessing the impact of the portions of ASU 2018-09 that are effective after December 15, 2018 on the Company’s consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Act to be reclassified to retained earnings. ASU 2018-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized. The Company intends to apply the impact to the period of adoption. The adoption of ASU 2018-02 will result in a reclassification from accumulated other comprehensive loss to accumulated deficit.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which requires lessors to exclude lessor costs paid directly to a third party by lessees from lease revenues and expenses, provides an election for lessors to exclude sales taxes and other similar taxes collected from lessees from consideration in the contract, and clarifies lessors accounting for variable payments related to lease and nonlease components. ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20 will be effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods.
The Company will adopt the provisions of this guidance on January 1, 2019 using an optional transition method with a cumulative effect adjustment to the beginning balance of retained earnings in the period of adoption without restating the 2018 and 2017 financial statements for comparable amounts. The Company's current lease arrangements expire through 2033.
The Company will elect to utilize the transition package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will make an accounting policy election that will exclude leases with an initial term of 12 months or less from its Consolidated Balance Sheets and will recognize those lease payments in its Consolidated Statements of Operations on a straight-line basis over the lease term.
On adoption the Company currently expects to recognize right-of-use assets and corresponding liabilities ranging from $130,000 to $160,000 on its Consolidated Balance Sheet for its operating leases with terms greater than 12 months. The Company does not expect a material impact to its Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, or its Consolidated Statements of Cash Flows. The new standard will not have a material impact on liquidity and will not have an impact on the Company’s debt-covenant compliance under its current debt agreements. These expectations may change as the Company’s assessment is finalized.
The Company is in the process of evaluating changes to its business processes, systems and controls needed to support recognition and disclosure under the new standard. Further, the Company is continuing to assess any incremental disclosures that will be required in the Company’s consolidated financial statements.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Tobacco: The adoption of the new revenue standard had no impact on the timing of Tobacco revenue recognition. However, certain amounts previously classified as revenue, cost of sales and operating, selling, administrative and general expenses in the condensed consolidated statement of operations are classified differently beginning January 1, 2018. Certain amounts previously classified as other current liabilities on the consolidated balance sheet at December 31, 2017 were also reclassified.
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
Prior to the adoption of Topic 606, the Company’s allowance for expected sales returns, net of expected federal excise tax recoveries was presented in other current liabilities. Changes in the allowance for expected sales returns were reflected as a change in Tobacco revenue. Upon adoption of Topic 606, the Company records an allowance for goods estimated to be returned in other current liabilities and an associated receivable for anticipated federal excise tax refunds in other current assets on the condensed consolidated balance sheet. Changes in the liability for sales returns continue to be reflected in Tobacco revenue, while changes in the receivable associated with expected federal excise tax refunds on returns are reflected in Tobacco cost of sales.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impacts on Financial Statements on January 1, 2018:
The following tables summarize the impacts of Topic 606 adoption on the Company’s condensed consolidated balance sheet as of January 1, 2018.

	As Previously Reported	Adjustments				As Revised
	December 31, 2017	Tobacco		Real Estate		January 1, 2018
ASSETS:
Accounts receivable - trade, net	$29,481	$—		$4,514	(2)	$33,995
Other current assets	21,121	2,525	(1)	5,124	(3)	28,770
Total current assets	613,709	2,525		9,638		625,872
Other assets	36,786	—		9,512	(3)	46,298
Total assets	$1,328,278	$2,525		$19,150		$1,349,953
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY:
Other current liabilities	$157,123	$2,525	(1)	$7,806	(2)(4)	$167,454
Total current liabilities	204,639	2,525		7,806		214,970
Deferred income taxes, net	58,801	—		(3,224)	(5)	55,577
Other liabilities	22,380	—		27,983	(4)	50,363
Total liabilities	1,660,038	2,525		32,565		1,695,128
Accumulated deficit	(414,785)	—		(8,521)		(423,306)
Total Vector Group Ltd. stockholders' deficiency	(413,919)	—		(8,521)	(6)	(422,440)
Non-controlling interest	82,159	—		(4,894)	(6)	77,265
Total stockholders' deficiency	(331,760)	—		(13,415)	(7)	(345,175)
Total liabilities and stockholders' deficiency	$1,328,278	$2,525		$19,150		$1,349,953

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

(3)
Adjustments of $5,124 to other current assets and $9,512 to other assets, initially reported as $623 to other current assets and $3,740 to other assets was revised during the year, represents the current and noncurrent portions, respectively, of deferred contract costs relating to direct fulfillment costs incurred in advance of the satisfaction of performance obligations for Development Marketing arrangements.

(4)
Adjustments of $4,667 to other current liabilities and $27,983 to other liabilities relate to the current and long term portions, respectively, of contract liabilities representing payments received from customers in advance of the performance obligations being satisfied under contracts for Real Estate development marketing.

(5)
Adjustment reflects the tax effect of the adoption of Topic 606 which was estimated to result in a decrease in net deferred income tax liability of $3,224, based on a recalculation of the income tax provision using the Company’s deferred rate of approximately 27.26%. The adjustment initially reported as $5,217 was revised during the year,

(6)	The allocation of the net impact of the adoption of Topic 606 between accumulated deficit and non-controlling interest is based on relative ownership interest of 70.59% and 29.41%, respectively.

(7)
Adjustment of $13,415 to increase opening stockholders’ deficiency, initially reported as $21,695 was revised during the year, represents the cumulative impact of adopting Topic 606 which resulted in an increase to opening stockholders’ deficiency, allocated to increases in accumulated deficit and decreases in non-controlling interest as of January 1, 2018.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impacts on Financial Statements at December 31, 2018:
The following table compares the reported condensed consolidated balance sheet as of December 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)

ASSETS:
Accounts receivable - trade, net	$34,246	$32,196	$2,050	(1)
Other current assets	26,351	17,085	9,266	(2)(3)
Total current assets	872,221	860,905	11,316
Other assets	60,177	47,068	13,109	(3)
Total assets	$1,549,504	$1,525,079	$24,425
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Income taxes payable, net	$5,252	$5,375	$(123)	(6)
Other current liabilities	179,153	168,905	10,248	(1)(2)(4)
Total current liabilities	484,920	474,795	10,125
Deferred income taxes, net	37,411	40,563	(3,152)	(5)
Other liabilities	63,588	33,143	30,445	(4)
Total liabilities	2,096,870	2,059,452	37,418
Stockholders' deficiency:			—
Accumulated deficit	(542,169)	(533,961)	(8,208)	(6)
Total Vector Group Ltd. stockholders' deficiency	(548,059)	(539,851)	(8,208)
Non-controlling interest	693	5,478	(4,785)	(6)
Total stockholders' deficiency	(547,366)	(534,373)	(12,993)
Total liabilities and stockholders' deficiency	$1,549,504	$1,525,079	$24,425

(1)
Adjustments of $2,050 to accounts receivable and $1,082 to other current liabilities relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve-months.

(2)
Adjustments to other current assets and other current liabilities for $2,095 relate to the presentation of the component of the allowance for sales returns representing the federal excise tax refunds expected for future returned product as a receivable in other current assets, which was previously presented as a reduction to the allowance for sales returns liability in other current liabilities.

(3)
Adjustments of $7,171 to other current assets and $13,109 to other assets represents the current and noncurrent portions, respectively, of deferred contract costs relating to direct fulfillment costs incurred in advance of the satisfaction of performance obligations for Development Marketing arrangements.

(4)
Adjustments of $7,071 to other current liabilities and $30,445 to other liabilities relate to the current and long term portions, respectively, of contract liabilities representing payments received from customers in advance of the performance obligations being satisfied under contracts for Real Estate development marketing.

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table compares the reported condensed consolidated statement of operations for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance been in effect:

	As Reported	Pro forma as if the previous accounting guidance were in effect	Increase/(Decrease)
Revenues:
Tobacco	$1,111,094	$1,112,733	$(1,639)
Real estate	759,168	765,549	(6,381)
Total revenues	1,870,262	1,878,282	(8,020)	(1)

Expenses:
Cost of sales:
Tobacco	787,251	781,163	6,088
Real estate	505,233	512,744	(7,511)
Total cost of sales	1,292,484	1,293,907	(1,423)	(2)

Operating, selling, administrative and general expenses	355,513	362,481	(6,968)	(3)
Operating income	224,049	223,678	371
Income before provision for income taxes	79,559	79,188	371
Income tax expense	21,552	21,501	51	(4)

Net income	58,007	57,687	320

Net income attributed to non-controlling interest	98	207	(109)

Net income attributed to Vector Group Ltd.	$58,105	$57,894	$211

Per basic common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.37	$0.36

Per diluted common share:

Net income applicable to common share attributed to Vector Group Ltd.	$0.37	$0.36

(1)
The impact to revenue for the year ended December 31, 2018 was a decrease of $8,020 primarily due to $4,677 of commission revenue payments received in the current period for the Real Estate Commercial Leasing business relating to performance obligations satisfied and accrued for in prior periods under Topic 606, and $20,385 in advance commission and reimbursable services payments received in the current period for the Real Estate Development Marketing business that are deferred since they do not constitute satisfied performance obligations under Topic 606. These decreases were offset by $18,683 in revenue recognized for performance obligations satisfied in the current period. Commission payments for these businesses would have been previously recognized as revenue upon receipt. Additionally, certain incentive payments to customers of the Tobacco business, approximating $2,069 for the period, that were previously classified as operating, selling, administrative and general expenses are now classified as a reduction in revenue under Topic 606. Also, the change in federal excise tax receivable component of the sales returns reserve, approximating $430 for the period, that was previously presented as a net impact to cost of sales of the Tobacco business is now presented on a gross basis as an adjustment to revenue.

(2)
The impact to cost of sales was a decrease of $1,423 primarily related to the reclassification of $5,658 of Tobacco shipping and handling costs from operating, selling, administrative and general expenses to costs of sales as a result of adopting Topic 606, offset by a $7,511 decrease from the Real Estate business related primarily to commission expense payments made in the current period that relate to performance obligations satisfied and accrued for in prior periods or deferred until the performance obligation is satisfied.

(3)	The impact to operating, selling, administrative and general expenses was a decrease of $6,968 primarily due to:

•	The reclassification of $5,658 Tobacco shipping and handling costs to cost of sales,

•	The reclassification of $2,069 incentive payments to customers to revenue for the Tobacco business,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
The deferral of $18,322 of direct costs in the Real Estate Development Marketing business related to performance obligations not satisfied as discussed above, offset by the amortization of previously deferred contract costs of $12,678.

•	The reclassification of $949 of reimbursable service payments to revenue related to the Real Estate Development Marketing business.

(4)
The net impact of the adoption of Topic 606 was estimated to result in an increase in income taxes of $51 based on a recalculation of the income tax provision using the estimated annual effective tax rate of approximately 35.49% and the Company’s deferred tax rate of approximately 27.26%.

The adoption of the standard did not have a material impact to the Company’s condensed consolidated statement of cash flows for the year ended December 31, 2018.

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
Under development marketing service arrangements, dedicated staff are required for a subject property and these costs are typically reimbursed from the customer through advance payments that sometimes are recoupable from future commission earnings.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advance payments received and associated direct costs paid are deferred, allocated to each unit in the subject property, and recognized consistent with the pattern of value transferred to the customer, which is at the time of the completed sale of each unit. Under Topic 605 any advance payments received that were non-refundable were recognized as revenue when received. Similarly, under Topic 605 any non-refundable advance payments made of commission expenses and other direct costs were expensed when paid.
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

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Year Ended
	December 31,
	2018	2017	2016
Tobacco Segment Revenues:
Core Discount Brands - Pyramid, EAGLE 20’s, Grand Prix, Liggett Select, and Eve	$1,005,071	$969,796	$892,507
Other Brands	106,023	111,154	119,113
Total tobacco revenues	$1,111,094	$1,080,950	$1,011,620

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Year Ended December 31, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$651,171	$285,325	$166,100	$99,720	$100,026
Development marketing	64,287	48,072	252	15,068	895
Property management income	33,350	32,635	715	—	—
Title fees	5,281	—	5,281	—	—
Total Douglas Elliman revenue	754,089	366,032	172,348	114,788	100,921
Other real estate revenues	5,079	—	—	—	5,079
Total real estate revenues	$759,168	$366,032	$172,348	$114,788	$106,000

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2017
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$633,093	$332,319	$168,834	$79,547	$52,393
Development marketing	52,061	37,761	402	11,211	2,687
Property management income	31,924	31,224	700	—	—
Title fees	5,265	—	5,265	—	—
Total Douglas Elliman revenue	722,343	401,304	175,201	90,758	55,080
Other real estate revenues	5,021	—	—	—	5,021
Total real estate revenues	$727,364	$401,304	$175,201	$90,758	$60,101

	Year Ended December 31, 2016
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission and other brokerage income	$553,158	$317,397	$158,017	$58,875	$18,869
Development marketing	87,893	76,278	521	10,535	559
Property management income	29,883	29,241	642	—	—
Title fees	4,324	—	4,324	—	—
Total Douglas Elliman revenue	675,258	422,916	163,504	69,410	19,428
Other real estate revenues	4,847	—	—	—	4,847
Total real estate revenues	$680,105	$422,916	$163,504	$69,410	$24,275

The majority of the Company’s consolidated revenues are recognized at a point in time. A small portion of revenues from contracts with customers are earned by providing services, such as property management, and these performance obligations are satisfied over time.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances
The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers:

	December 31, 2018	At Adoption

Receivables, which are included in accounts receivable - trade, net	$2,050	$4,514
Contract costs, net, which are included in other current assets	9,264	7,217
Payables, which are included in other current liabilities	1,082	3,139
Contract liabilities, which are included in other current liabilities	7,071	4,667
Contract costs, net, which are included in other assets	15,794	12,197
Contract liabilities, which are included in other liabilities	30,445	27,983

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms for commission payments and are expected to be received and paid in the next twelve months. Receivables decreased $2,464 for the twelve-month period ended December 31, 2018 primarily due to cash collections of $4,677, offset by additional revenue accrued as performance obligations are satisfied. Correspondingly, payables decreased $2,057 primarily due to cash payments of $2,837, offset by additional expense accruals as performance obligations are satisfied.

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
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span 4 to 6 years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2018, the Company estimates approximately $7,071 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $4,866 during the year ended December 31, 2018 due to $20,385 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the year. Revenue recognized during the current reporting period that was included in the contract liabilities balance at January 1, 2018 was $12,135.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). For the year ended December 31, 2018, there was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods.

3.	EARNINGS PER SHARE
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividends distributed to Company stockholders on September 27, 2018, September 28, 2017 and September 29, 2016. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends. The dividends were

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded at par value of $671 in 2018, $644 in 2017 and $609 in 2016, since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic earnings per share (“EPS”), net income available to common stockholders attributed to Vector Group Ltd. for the period is reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2018, 2017 and 2016 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($8,696, net of income taxes of $0, $7,655, net of income taxes of $0, and $6,258, net of income taxes of $435, for the years ended December 31, 2018, 2017 and 2016, respectively) on these options as reductions in additional paid-in-capital on the Company’s consolidated balance sheet. For the years ended December 31, 2018 and 2017, the Company included the income tax benefit associated with the dividend equivalent rights as a component of income tax expense due to the adoption of ASU 2016-09. As a result, in its calculation of basic EPS for the years ended December 31, 2018, 2017 and 2016, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	For the year ended December 31,
	2018	2017	2016
Net income attributed to Vector Group Ltd.	$58,105	$84,572	$71,127
Income attributable to participating securities	(7,016)	(6,071)	(2,241)
Net income available to common stockholders attributed to Vector Group Ltd.	$51,089	$78,501	$68,886

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
Basic and diluted EPS were calculated using the following shares for the years ended December 31, 2018, 2017 and 2016:

	For the year ended December 31,
	2018	2017	2016
Weighted-average shares for basic EPS	139,392,638	139,035,240	136,745,044
Plus incremental shares related to stock options and non-vested restricted stock	116,707	271,254	251,139
Weighted-average shares for diluted EPS	139,509,345	139,306,494	136,996,183

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2018, 2017 and 2016 but were not included in the computation of diluted EPS because the exercise prices of the options and the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods, and the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2018	2017	2016
Weighted-average number of shares issuable upon conversion of debt	28,773,728	28,819,626	28,819,626
Weighted-average conversion price	$16.95	$16.96	$16.96

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	December 31, 2018	December 31, 2017
Debt securities available for sale	$84,367	$84,814
Equity securities available for sale	—	65,675
Equity securities at fair value	47,202	—
Total investment securities at fair value	$131,569	$150,489

Net losses recognized on investment securities were as follows:

	Year Ended December 31,
	2018	2017	2016
Net losses recognized on equity securities (1)	$(8,449)	$—	$—
Net (losses) gains recognized on debt securities available for sale	(34)	2	261
Net gains recognized on equity securities available for sale (2)	—	167	2,646
Impairments on debt securities available for sale	(1,087)	(390)	(490)
Impairments on equity securities available for sale (3)	—	(75)	(4,891)
Gains on long-term investments	—	162	190
Impairments of long-term investments	—	(526)	(1,203)
Net losses recognized on investment securities	$(9,570)	$(660)	$(3,487)

(1)
Includes net losses recognized on equity securities at fair value that were classified as equity securities available for sale prior to the adoption of ASU 2016-01 in 2018, and net losses recognized on equity securities at fair value that qualify for the NAV practical expedient, that were classified as long-term investments accounted at cost prior to the aforementioned adoption. The latter securities are included in the “Long-term investments” line item on the consolidated balance sheet and are further discussed in Note 7.

(2)	Includes net gains recognized on equity securities that were classified as available for sale in 2017 and 2016. There is no activity for 2018 because the Company adopted ASU 2016-01.

(3)	Includes impairments on equity securities that were classified as equity securities available for sale in 2017 and 2016. There is no activity for 2018 because the Company adopted ASU 2016-01.

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
Proceeds from sales of investment securities totaled $18,628, $28,761 and $116,070 and proceeds from early redemptions by issuers totaled $26,330, $103,730 and $20,034 for the years ended December 31, 2018, 2017 and 2016, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Debt and Equity Securities Available for Sale
The components of debt securities available for sale at December 31, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$84,199	$168	$—	$84,367

The table below summarizes the maturity dates of debt securities available for sale at December 31, 2018.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$28,514	$14,929	$13,585	$—
Corporate securities	41,733	10,383	31,350	—
U.S. mortgage-backed securities	4,369	802	3,567	—
Commercial mortgage-backed securities	401	—	401	—
Commercial paper	5,870	5,870	—	—
Index-linked U.S. bonds	2,330	1,569	761	—
Foreign fixed-income securities	1,150	650	500	—
Total debt securities available for sale by maturity dates	$84,367	$34,203	$50,164	$—

The components of debt and equity securities available for sale at December 31, 2017 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable equity securities	$35,020	$10,994	$(1,380)	$44,634
Mutual funds invested in fixed-income securities	20,977	93	(29)	21,041
Marketable debt securities	84,708	106	—	84,814
Total debt and equity securities available for sale	$140,705	$11,193	$(1,409)	$150,489

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross realized gains and losses on debt and equity securities available for sale were as follows:

	Year Ended December 31,
	2018	2017	2016
Gross realized gains on sales	$4	$479	$3,408
Gross realized losses on sales	(38)	(310)	(501)
Net (losses) gains on sale of debt and equity securities available for sale	$(34)	$169	$2,907

Gross realized losses on other-than-temporary impairments	$(1,087)	$(465)	$(5,381)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

December 31, 2018
Marketable equity securities	$26,010
Mutual funds invested in fixed-income securities	21,192
Total equity securities at fair value	$47,202

The following is a summary of unrealized and realized net losses recognized in net income on equity securities at fair value after the adoption of ASU 2016-01 for the year ended December 31, 2018:

Year Ended
December 31,
2018
Net losses recognized on equity securities (1)	$(8,449)
Less: Net losses recognized on equity securities sold	(808)
Net unrealized losses recognized on equity securities still held at the reporting date	$(7,641)

(1)
Includes $517 of net losses recognized on equity securities at fair value that qualify for the NAV practical expedient for the year ended December 31, 2018. These equity securities are included in the “Long-term investments” line item on the consolidated balance sheet and are further discussed in Note 7.

The Company’s marketable equity securities and mutual funds invested in fixed-income securities are classified as Level 1 under the fair value hierarchy disclosed in Note 18. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of an investment in the common stock of a reinsurance company at December 31, 2018. At December 31, 2017, prior to the adoption of ASU 2016-01 and ASU 2018-03, this investment along with another investment in a residential real estate company, which was sold during 2018, were classified as cost-method long-term investments and together had a total carrying value of $5,428. On January 1, 2018, upon the adoption of the new guidance, the Company classified these investments as equity securities without

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

readily determinable fair values that do not qualify for the NAV practical expedient and valued them at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. At December 31, 2018, the total carrying value of the remaining investment was $5,000, which was included in “Other assets” on the consolidated balance sheet. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the year ended December 31, 2018.

5.	INVENTORIES
Inventories consist of:

	December 31, 2018	December 31, 2017
Leaf tobacco	$42,917	$45,801
Other raw materials	3,750	3,272
Work-in-process	1,931	358
Finished goods	63,937	63,363
Inventories at current cost	112,535	112,794
LIFO adjustments	(21,538)	(23,004)
	$90,997	$89,790

All of the Company’s inventories as of December 31, 2018 and 2017 have been reported under the LIFO method. The $21,538 LIFO adjustment as of December 31, 2018 decreases the current cost of inventories by $14,932 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process, and $6,362 for Finished goods. The $23,004 LIFO adjustment as of December 31, 2017 decreased the current cost of inventories by $16,442 for Leaf tobacco, $123 for Other raw materials, $18 for Work-in-process, and $6,421 for Finished goods. Cost of goods sold was reduced by $567 and $1,333 for the years ended December 31, 2018 and December 31, 2017, respectively, due to liquidations of LIFO inventories.
The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. As of December 31, 2018, Liggett had tobacco purchase commitments of approximately $19,034. The Company has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.
Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $16,001 and $17,440 as of December 31, 2018 and 2017, respectively. Federal excise tax in inventory was $26,419 as of December 31, 2018 and $25,151 at December 31, 2017.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

	December 31, 2018	December 31, 2017
Land and improvements	$1,624	$1,442
Buildings	16,919	16,280
Machinery and equipment	198,649	190,983
Leasehold improvements	51,322	45,760
	268,514	254,465
Less accumulated depreciation and amortization	(181,778)	(168,949)
	$86,736	$85,516

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2018, 2017 and 2016 was $17,506, $17,479 and $20,782, respectively.

The Company, through Liggett, had future machinery and equipment purchase commitments of $1,233 at December 31, 2018.

7.	LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2018	December 31, 2017
Equity securities at fair value that qualify for the NAV practical expedient	$54,628	$—
Investments accounted at cost	—	65,450
Equity-method investments	11,631	15,841
	$66,259	$81,291

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
The Company’s equity securities at fair value that qualify for the NAV practical expedient are classified as Level 2 under the fair value hierarchy disclosed in Note 18 because they are measured at NAV per share. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners.
The Company redeemed two of its investments that qualify for the NAV practical expedient and redeemed 50% of another investment during the year ended December 31, 2018. The Company received cash distributions of $13,952 related to these redemptions during the fourth quarter 2018. The Company classified these distributions as investing cash inflows.
The Company classified $5,000 of the 2017 long-term investment balance of $65,450 as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient. Refer to Note 4 for disclosures related to this investment.

(b) Cost-Method Investments:
Long-term investments accounted at cost consisted of the following:

	December 31, 2017
	Carrying Value	Fair Value
Investment partnerships	$65,450	$74,111
	$65,450	$74,111

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
The Company invested $30,000 in six new investments and made an additional contribution of $1,500 to three of its existing investments in 2017. The Company received cash distributions of $1,163 and $4,741 from limited partnerships in 2017 and 2016, respectively.
The long-term investments were carried on the consolidated balance sheet at cost at December 31, 2017. The fair value determination disclosed above would be classified as Level 3 under fair value hierarchy disclosed in Note 18 if such assets were recorded on the consolidated balance sheet at fair value. The fair value determinations disclosed above were based on company assumptions, and information obtained from the partnerships based on the indicated market values of the underlying assets of their investment portfolio.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	December 31, 2018	December 31, 2017
Indian Creek Investors LP (“Indian Creek”)	$1,167	$4,498
Boyar Value Fund (“Boyar”)	8,384	9,026
Ladenburg Thalmann Financial Services Inc. (“LTS”)	2,080	2,317
Castle Brands, Inc. (“Castle”)	—	—
	$11,631	$15,841

At December 31, 2018, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 12.61%, 34.27%, 10.36% and 7.66%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The fair value of the investment in Boyar, based on the quoted market price as of December 31, 2018, was $8,384, equal to its carrying value. At December 31, 2018, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $35,396 and $10,961, respectively. The difference between the amount at which the LTS and Castle investments are carried and the fair value of such investment which correspond to its share in underlying equity in net assets was $27,167 and $695, respectively.
The Company received cash distributions of $7,007, $1,239 and $1,158 from the Company’s equity-method investments in 2018, 2017 and 2016, respectively. Of the $7,007, $5,535 were classified as investing cash inflows received on the 50% redemption of the Company’s investment in Indian Creek and the remaining $1,472 were classified as operating cash inflows received during the year ended December 31, 2018. The 2017 and 2016 cash distributions were classified as operating cash inflows. The Company recognized equity in earnings from equity-method investments of $3,158 for the year ended December 31, 2018, and equity in losses from equity-method investments of $765 and $2,754 for the years ended December 31, 2017 and 2016, respectively. The Company has suspended its recognition of equity in losses in Castle to the extent such losses exceed its basis.
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
The equity-method investments are carried on the consolidated balance sheet at cost under the equity method of accounting. The fair values disclosed for Boyar, LTS and Castle would be classified as Level 1 under the fair value hierarchy disclosed in Note 18 if such assets were recorded on the consolidated balance sheet at fair value. The fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
The fair value determination disclosed above for Indian Creek would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if it were recorded on the consolidated balance sheet at fair value. The estimated fair value of the Company’s investment represents the NAV per share and was provided by the partnership based on the indicated market value of the underlying

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets or investment portfolio. The investment is illiquid and its ultimate realization is subject to the performance of the underlying partnership and its management by the general partners.

(d) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for Indian Creek and Boyar.

	December 31, 2018	December 31, 2017
Investment securities	$33,830	$48,050
Cash and cash equivalents	521	1,719
Other assets	33	74
Total assets	$34,384	$49,843

Other liabilities	$738	$3,007
Total liabilities	738	3,007
Partners’ capital	33,646	46,836
Total liabilities and partners’ capital	$34,384	$49,843

	Year Ended December 31,
	2018	2017	2016
Investment income	$549	$792	$438
Expenses	861	690	684
Net investment (loss) gain	(312)	102	(246)
Total net realized (loss) gain and net change in unrealized depreciation from investments	(5,781)	100	3,341
Net (decrease) increase in partners’ capital resulting from operations	$(6,093)	$202	$3,095

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Rule 4-08(g), the following summarized financial data is presented for LTS. The Company accounts for its investment in LTS using a three-month lag reporting period.

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$262,834	$100,739
Receivables from clearing brokers, note receivable and other receivable, net	165,149	139,497
Goodwill and intangible assets, net	200,199	233,007
Other assets	172,409	79,372
Total assets	$800,591	$552,615

Accrued compensation, commissions and fees payable	$141,260	$90,991
Accounts payable and accrued liabilities	50,122	42,895
Notes payable, net of $115 and $535 unamortized discount in 2018 and 2017, respectively	185,199	28,182
Other liabilities	37,658	31,718
Total liabilities	414,239	193,786
Preferred stock	2	2
Common stock	20	20
Additional paid-in capital	487,752	515,208
Accumulated deficit	(101,467)	(156,423)
Total controlling shareholders’ equity	386,307	358,807
Non-controlling interest	45	22
Total shareholders’ equity	386,352	358,829
Total liabilities and shareholders’ equity	$800,591	$552,615

(1) The table above presents the nature and amounts of the major components of assets and liabilities, along with information regarding redeemable stock and non-controlling interest.

	Twelve Months Ended September 30,
	2018	2017	2016
Revenues	$1,380,031	$1,221,195	$1,104,227
Expenses	1,345,768	1,217,331	1,119,366
Income (loss) before other items	34,263	3,864	(15,139)
Change in fair value of contingent consideration	(232)	48	(154)
Income (loss) from continuing operations	34,031	3,912	(15,293)
Net income (loss)	$30,858	$1,669	$(25,159)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Rule 4-08(g), the following summarized financial data is presented for Castle. The Company accounts for its investment in Castle using a three-month lag reporting period.

	September 30, 2018	September 30, 2017
Current assets	$57,047	$49,328
Non-current assets	8,359	8,783
Total assets	$65,406	$58,111

Current liabilities	$13,440	$17,586
Non-current liabilities	42,892	35,296
Total liabilities	56,332	52,882
Total controlling shareholders’ equity	4,907	2,386
Non-controlling interest	4,167	2,843
Total shareholders’ equity	9,074	5,229
Total liabilities and shareholders’ equity	$65,406	$58,111

	Twelve Months Ended September 30,
	2018	2017	2016
Revenues	$94,567	$82,636	$73,549
Expenses	57,083	48,257	44,236
Gross profit	37,484	34,379	29,313
Other expenses	32,769	31,404	28,338
Income from continuing operations	4,715	2,975	975
Net income (loss)	$546	$1,008	$(1,263)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    NEW VALLEY LLC
Douglas Elliman Acquisition. On December 31, 2018, New Valley purchased the remaining 29.41% interest in Douglas Elliman for a total purchase price of $40,000, in the form of $10,000 in cash and $30,000 in notes payable. Non-cash consideration was also provided in the form of a contingent liability, with an assigned fair value as of the purchase date of $6,304. The notes payable are due in twelve equal quarterly installments beginning January 1, 2020, with interest equal to the mid-term applicable federal rate (“AFR”) as of each payment date.
The transaction increased New Valley’s indirect ownership interest in Douglas Elliman to 100% from 70.59%. As the transaction represented the purchase of a non-controlling interest with no change of control, no gain or loss was recognized in the Company's consolidated statement of operations, and the Company did not step up a portion of the subsidiary's net assets to fair value. The carrying amount of the non-controlling interest was adjusted by $73,953 to reflect the ownership interest change, and the difference between the fair value of the consideration transferred and the amount by which the non-controlling interest was adjusted, in the amount of $28,800, was recorded in “Accumulated deficit” on December 31, 2018.
For the years ended December 31, 2018, 2017 and 2016, Douglas Elliman had pretax net income on a stand-alone basis of $5,197, $21,358 and $21,068, respectively. The Company allocated a portion of this net income, or $1,528, $6,281 and $6,196 to non-controlling interest for the years ended December 31, 2018, 2017 and 2016, respectively. The cumulative balance allocated to non-controlling interests in Douglas Elliman was $73,953 and $78,384 at December 31, 2018 and 2017, respectively.
As this purchase occurred at the end of the fiscal year, there is no additional income attributable to the change in ownership in these consolidated financial statements for the year ended December 31, 2018.
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
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership	December 31, 2018		December 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$65,007	(1)	$96,386
All other U.S. areas	15.0% - 48.5%	31,392		28,763
		96,399		125,149
Apartment Buildings:
New York City SMSA	45.4%	—	(2)	10,910
All other U.S. areas	7.6% - 16.3%	—		257
		—		11,167
Hotels:
New York City SMSA	5.2% - 18.4%	15,782	(1)	19,616
International	49.0%	2,334		2,800
		18,116		22,416
Commercial:
New York City SMSA	49.0%	1,867		2,437
All other U.S. areas	1.6%	7,053		15,642
		8,920		18,079

Other	15.0% - 50.0%	17,670	(2)	11,320
Investments in real estate ventures		$141,105		$188,131
_____________________________

(1)	One New York City SMSA venture, with a carrying value of $267, was reclassified from Condominium and Mixed Use Development to Hotels as of December 31, 2018.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	One New York City SMSA venture, with a carrying value of $1,783, was reclassified from Apartment Buildings to Other as of December 31, 2018.

Contributions
New Valley made contributions to its investments in real estate ventures as follows:

	December 31, 2018	December 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	$4,135	$11,465
All other U.S. areas	—	8,596
	4,135	20,061
Apartment Buildings:
New York City SMSA	975	—
	975	—
Hotels:
New York City SMSA	168	3,068
	168	3,068
Commercial:
All other U.S. areas	—	5,753
	—	5,753

Other	4,450	9,925
Total contributions	$9,728	$38,807

During the years ended December 31, 2018 and December 31, 2017, New Valley did not make certain capital contributions to Monad Terrace, a Condominium and Mixed Use Development located in All other U.S. areas. The Company’s ownership percentage remained at 18% for the year ended December 31, 2018 and was reduced from 24% to 18% for the year ended December 31, 2017. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2018 and December 31, 2017. New Valley’s direct investment percentage for these ventures did not change.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions
New Valley received distributions from its investments in real estate ventures as follows:

	December 31, 2018	December 31, 2017
Condominium and Mixed Use Development:
New York City SMSA	$39,207	$68,600
All other U.S. areas	—	20,859
	39,207	89,459
Apartment Buildings:
New York City SMSA	27,569	—
All other U.S. areas	422	7,498
	27,991	7,498
Hotels:
New York City SMSA	1,542	—
International	220	468
	1,762	468
Commercial:
New York City SMSA	9	111
All other U.S. areas	10,139	514
	10,148	625

Other	1,060	1,663
Total distributions	$80,168	$99,713

Of the distributions received by New Valley from its investment in real estate ventures, $25,935 and $37,995 were from distributions of earnings and $54,233 and $61,718 were a return of capital for the years ended December 31, 2018 and December 31, 2017, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity in Earnings (Losses) from Real Estate Ventures
New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Year Ended December 31,
	2018	2017	2016
Condominium and Mixed Use Development:
New York City SMSA	$(923)	$35,578	$7,432
All other U.S. areas	(1,063)	(2,063)	(1,793)
	(1,986)	33,515	5,639
Apartment Buildings:
New York City SMSA	17,467	(6,703)	—
All other U.S. areas	164	(532)	1,588
	17,631	(7,235)	1,588
Hotels:
New York City SMSA	(2,727)	(5,347)	(1,884)
International	(246)	232	439
	(2,973)	(5,115)	(1,445)
Commercial:
New York City SMSA	(562)	(742)	(1,644)
All other U.S. areas	1,608	403	—
	1,046	(339)	(1,644)

Other	728	569	1,062
Total equity in earnings from real estate ventures	$14,446	$21,395	5,200

During the fourth quarter of 2018, the Company’s New York City SMSA Apartment Building venture sold a building. The Company recognized equity in earnings from the venture of $17,467 for the year ended December 31, 2018, and equity in losses of $6,701 and $242 for the years ended December 31, 2017 and 2016, respectively. The Company received cash distributions of $27,569 from the venture for the year ended December 31, 2018. The Company did not receive any cash distributions from the venture in 2017. As of December 31, 2018, the venture owned a parcel of land adjacent to the building sold and had a carrying value of $1,783.
As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Condominium and Mixed Used Development was less than its carrying value as of December 31, 2018. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $10,174 of which $8,467 was attributed to the Company for the year ended December 31, 2018.
The Company recognized equity in losses from this venture of $10,400, inclusive of the $10,174 impairment charge above, and $481 for the years ended December 31, 2018 and 2017, respectively, and equity in earnings of $59 for the year ended December 31, 2016. The Company did not receive cash distributions from the venture for the years ended December 31, 2018 and 2017, and had a carrying value of zero at December 31, 2018.
During the Company’s 2017 assessment of carrying value of its investment in real estate ventures, the Company had determined that a New York City SMSA Hotel venture was less than its carrying value as of December 31, 2017. The Company determined that the impairment was other than temporary and recorded an impairment charge of $2,862 for the year ended December 31, 2017.
Investment in Real Estate Ventures Entered Into During 2018
In September 2018, New Valley invested $790 for an approximate 49% interest in Witkoff EB-5 Capital Partners, categorized in Other. The purpose of the joint venture is to invest in various investments in connection with the Winthrop/Witkoff Co-Investment fund. New Valley accounts for this investment under the equity method of accounting. New Valley’s maximum exposure to loss as a result of its investment in Witkoff EB-5 Capital Partners was $9,595 as of December 31, 2018.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VIE Consideration
It was determined that New Valley is the primary beneficiary of two ventures as New Valley controls the activities that most significantly impact economic performance of the entities. Therefore, New Valley consolidates these VIEs.
The carrying amount of the consolidated VIEs’ assets were $1,387 and $14,548 for the years ended December 31, 2018 and 2017, respectively. Those assets are owned by the VIEs, not the Company. Neither of the consolidated VIEs had non-recourse liabilities as of December 31, 2018 and 2017. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.
For the remaining investments in real estate ventures, New Valley determined that the entities were VIEs but New Valley was not the primary beneficiary.
Maximum Exposure to Loss
New Valley’s maximum exposure to loss was as follows:

December 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	$69,724
All other U.S. areas	43,891
113,615
Hotels:
New York City SMSA	15,782
International	2,334
18,116
Commercial:
New York City SMSA	1,867
All other U.S. areas	7,053
8,920
Other	32,648
Total maximum exposure to loss	$173,299

New Valley capitalized $8,580 and $6,385 into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2018 and December 31, 2017, respectively.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $20,118, $10,888 and $15,078 from these projects for the years ended December 31, 2018, 2017 and 2016, respectively.
(b) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: 1 QPS Tower, 10 Madison Square West, Other Condominium and Mixed Use Development, Apartment Buildings, Hotels, Commercial and Other. The equity in earnings in 1 QPS Tower and Greenwich for the year ended December 31, 2018 were significant enough to warrant separate disclosure. 10 Madison Square West for the year ended December 31, 2017 was significant enough to warrant separate disclosure.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 Madison Square West:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$28,539	$197,157	$467,755
Cost of goods sold	24,250	116,120	248,917
Other expenses	(4,236)	11,649	28,784
Income from continuing operations	$8,525	$69,388	$190,054

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$2,369	$7,908
Total assets	15,071	32,929
Total debt	3,319	30,006
Total liabilities	3,616	30,006
Non-controlling interest	10,091	2,575

1 QPS Tower:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$14,625	$4,216	$(15)
Other expenses	26,357	18,508	518
Loss from continuing operations	$(11,732)	$(14,292)	$(533)

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$215,956	$217,926
Total assets	220,350	229,825
Total debt	209,602	206,413
Total liabilities	212,640	211,631

Greenwich:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$28	$(768)	$815
Other expenses	146,286	2,696	2,727
Loss from continuing operations	$(146,258)	$(3,464)	$(1,912)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$403,815	$374,307
Total assets	419,518	376,684
Total debt	408,779	246,244
Total liabilities	445,514	270,322
Non-controlling interest	(19,064)	77,998

Other Condominium and Mixed Use Development:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$365,890	$176,306	$44,089
Cost of goods sold	71,623	93,766	54,103
Other expenses	44,211	47,590	13,782
Income (loss) from continuing operations	$250,056	$34,950	$(23,796)

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$2,541,994	$3,720,332
Total assets	2,701,652	4,178,725
Total debt	1,798,296	2,806,648
Total liabilities	2,036,431	3,028,789
Non-controlling interest	150,897	472,459

Apartment Buildings:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$44,366	$66,588	$87,225
Other expenses	105,899	64,431	83,117
(Loss) income from continuing operations	$(61,533)	$2,157	$4,108

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$558,268	$493,178
Total assets	574,664	507,684
Total debt	412,447	422,055
Total liabilities	420,164	639,809
Non-controlling interest	115,952	58,700

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hotels:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$171,949	$75,862	$81,517
Cost of goods sold	4,522	4,035	4,262
Other expenses	268,007	112,124	114,582
Loss from continuing operations	$(100,580)	$(40,297)	$(37,327)

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$1,019,133	$776,577
Total assets	1,126,598	865,070
Total debt	696,200	491,200
Total liabilities	736,101	512,252
Non-controlling interest	348,451	319,322

Commercial:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$56,773	$6,636	$8,410
Other expenses	11,647	3,294	11,195
Income (loss) from continuing operations	$45,126	$3,342	$(2,785)

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$53,193	$53,586
Total assets	70,395	75,289
Total debt	55,625	55,625
Total liabilities	54,645	54,524
Other:

	Year Ended December 31,
	2018	2017	2016
Income Statement
Revenue	$4,823	$3,442	$3,344
Other expenses	6,382	5,069	1,227
(Loss) income from continuing operations	$(1,559)	$(1,627)	$2,117

	December 31, 2018	December 31, 2017
Balance Sheets
Investment in real estate	$710,549	$824,745
Total assets	1,152,124	894,982
Total debt	658,592	470,000
Total liabilities	665,463	471,964
Non-controlling interest	392,933	356,632

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Guarantees and Commitments:
The joint venture agreements through which New Valley invests in real estate ventures set forth certain conditions where New Valley or its affiliate may be required to contribute payments towards the satisfaction of liabilities of the other partners in the joint venture, or to otherwise indemnify other partners. Mostly, these contribution/indemnity requirements are triggered in the event New Valley or its affiliate commits an act that results in liability of another partner under a guarantee that the other partner has given to a lender in connection with a loan. The guarantees given in connection with the loans may include non-recourse carve-out, environmental, carry and/or completion guarantees, depending on the specific project. In some instances, New Valley or its affiliate would be proportionately liable in the event of liability under a guarantee that is not the fault of any of the partners in the joint venture. In very limited circumstances, New Valley has agreed to be a guarantor directly in connection with a loan.
As of December 31, 2018 and 2017, these contribution/indemnity obligations and guarantees were not material to the Company. The Company believes that as of December 31, 2018, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). In one of New Valley’s projects, New Valley and its partner have guaranteed approximately $12,500 of a construction loan. The guarantee is automatically reduced for all additional capital contributions New Valley and its partner contribute to the venture, and for any additional equity raised for the project. In another project, New Valley has executed limited recourse guarantees with a maximum exposure to New Valley of approximately $5,410.
(d) Investments in real estate, net:
The components of “Investments in real estate, net” were as follows:

	December 31, 2018	December 31, 2017
Escena, net	$10,170	$10,485
Sagaponack	16,050	13,467
Investment in real estate, net	$26,220	$23,952

Escena.  In March 2008, a wholly owned subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” In April 2009, New Valley completed the foreclosure process and took title to the collateral. The project consists of 667 residential lots with site and public infrastructure, an 18-hole golf course, a completed clubhouse, and a seven-acre site approved for a 450-room hotel.
The assets have been classified as an “Investments in real estate, net” on the Company’s consolidated balance sheet and the components are as follows:

	December 31, 2018	December 31, 2017
Land and land improvements	$8,910	$8,907
Building and building improvements	1,900	1,891
Other	2,162	2,111
	12,972	12,909
Less accumulated depreciation	(2,802)	(2,424)
	$10,170	$10,485

The Company recorded an operating loss of $576, $868 and $899 for the years ended December 31, 2018, 2017 and 2016, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the consolidated financial statements of the Company. As of December 31, 2018, the assets of Sagaponack consist of land and land improvements of $16,050.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2018	December 31, 2017
Goodwill	$77,568	$77,059

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	1,532	3,138

Total goodwill and other intangible assets, net	$266,611	$267,708

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
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The Company elected to bypass the qualitative assessment and perform the quantitative assessment for the year ended December 31, 2018. No impairment was indicated as a result of this testing.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2018	December 31, 2017
Intangible asset associated with benefit under the MSA	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	80,000	80,000

Favorable leases	1 - 10	13,444	13,444
Other intangibles	1 - 5	1,724	6,999
		15,168	20,443
Less: Accumulated amortization on amortizable intangibles		(13,636)	(17,305)
Other intangibles, net		$1,532	$3,138

Contract liabilities assumed:

Unfavorable leases	1 - 10	$4,022	$4,022
Less: Accumulated amortization on unfavorable leases		(3,076)	(2,706)
Unfavorable leases, net		$946	$1,316

The intangible asset associated with the benefit under the MSA relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc.), acquired in April 2002, under the MSA, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
The fair value of the intangible asset associated with the benefit under the MSA is calculated using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) and discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test for the year ended December 31, 2018 and no impairment was noted.
The trademark intangible is attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using for the foreseeable future. The fair value of the intangible asset associated with the Douglas Elliman trademark is calculated using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed the quantitative assessment for the year ended December 31, 2018 and no impairment was noted.
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
Amortization of other intangibles was $806 and $871 for the years ended December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and December 31, 2017, respectively $1,175 and $1,373 were taken as rent expense for amortization of favorable leases and $369 and $502 were taken as offsets to rent expense for amortization of unfavorable leases. Amortization expense is estimated to be $71, $37, $82, $20 and $3 during the years ended December 31, 2019 through 2021, December 31, 2023 and thereafter, respectively, and amortization income from unfavorable lease contracts of $30 during the year ended December 31, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consist of:

	December 31, 2018	December 31, 2017
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026	325,000	—
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $29,465 and $53,687*	202,535	205,063
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $3,359 and $69,253*	226,641	160,747

Liggett:
Revolving credit facility	28,381	31,614
Term loan under credit facility	2,409	2,704
Equipment loans	1,039	2,662
Other	30,440	752
Total notes payable, long-term debt and other obligations	1,666,445	1,253,542
Less:
Debt issuance costs	(23,614)	(25,478)
Total notes payable, long-term debt and other obligations	1,642,831	1,228,064
Less:
Current maturities	(256,134)	(33,820)
Amount due after one year	$1,386,697	$1,194,244
_____________________________

*
The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($24,789 at December 31, 2018 and $45,249 at December 31, 2017, respectively) and the 7.5% Variable Interest Senior Convertible Debentures ($6,635 at December 31, 2018 and $31,164 at December 31, 2017, respectively) is separately classified as a derivative liability in the consolidated balance sheets.

Senior Notes - Vector:
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
On January 27, 2017, the Company completed the sale of $850,000 of its 6.125% Senior Secured Notes due 2025. The Company used the net cash proceeds from the offering of its 6.125% Senior Secured Notes due 2025, together with the proceeds of the concurrent sale of 2,205,000 shares of its common stock, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.125% Senior Secured Notes due 2025:
On January 27, 2017, the Company sold $850,000 of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the sale of the 6.125% Senior Secured Notes due 2025 were approximately $831,100 after deducting underwriting discounts, commissions, fees and offering expenses. As discussed above, the Company used the net cash proceeds from the issuance of its 6.125% Senior Secured Notes due 2025, together with the proceeds of the concurrent sale of 2,205,000 of its common shares, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021. The Company accounted for the redeemed $835,000 of the 7.75% Senior Secured Notes due 2021 as an extinguishment of debt.
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
The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guaranteeing subsidiaries’ total debt less the fair market value of the Company’s cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of December 31, 2018, the Company was in compliance with all debt covenants.
10.5% Senior Notes due 2026:
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
The Company will pay cash interest at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2019. Interest will accrue from November 2, 2018. The 10.5% Senior Notes mature on November 1, 2026. Interest on overdue principal and interest, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the 10.5% Senior Notes. The Company will make each interest payment to the holders of record on the immediately preceding April 15 and October 15. The Company may redeem some or all of the 10.5% Senior Notes at any time prior to November 1, 2021 at a make-whole redemption price. On or after November 1, 2021, the Company may redeem some or all of the 10.5% Senior Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, the Company may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 of the closing of such equity offering. In the event of a change of control, as defined in the indenture, each holder of the 10.5% Senior

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes will have the right to require the Company to make an offer to repurchase some or all of its 10.5% Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the 10.5% Senior Notes plus accrued and unpaid interest to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the indenture, it must offer to repurchase the 10.5% Senior Notes at the prices listed in the indenture.
The 10.5% Senior Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, and by DER Holdings LLC, through which the Company indirectly owns a 100% interest in Douglas Elliman. The 10.5% Senior Notes are the Company’s general senior unsecured obligations, and are pari passu in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of our future subordinated indebtedness. The 10.5% Senior Notes are effectively subordinated in right of payment to all of our existing and future indebtedness that is secured by assets of the Company or assets of the Guarantors, to the extent of the value of the assets securing such indebtedness. The 10.5% Senior Notes are structurally subordinated to all of the liabilities and preferred stock of any of our subsidiaries that do not guarantee the notes. Each guarantee of the 10.5% Senior Notes are the general obligation of the Guarantor and are pari passu in right of payment with all other senior indebtedness of such Guarantor, including the indebtedness of Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, under their Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Each guarantee of the 10.5% Senior Notes are senior in right of payment to all future subordinated indebtedness of the Guarantor, if any.
The indenture contains covenants that limit the Company and each Guarantor’s ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions, including dividends, repurchases or redemptions of its equity interests; (iii) prepay, redeem or repurchase its subordinated indebtedness; (iv) make investments; (v) sell assets; (vi) incur certain liens; (vii) enter into agreements restricting its subsidiaries’ ability to pay dividends; (viii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications, as described in the indenture. As of December 31, 2018, the Company was in compliance with all debt covenants.
Variable Interest Senior Convertible Debt:
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
7.5% Variable Interest Senior Convertible Notes due 2019:
In November 2012, the Company sold $230,000 of its 7.5% Variable Interest Senior Convertible Notes due 2019 (the “7.5% Convertible Notes”) in a public offering registered under the Securities Act. The 7.5% Convertible Notes are the Company’s senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 7.5% Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company’s subsidiaries. The aggregate net proceeds from the sale of the 7.5% Convertible Notes were approximately $218,900 after deducting underwriting discounts, commissions, fees and offering expenses.
The 7.5% Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning January 15, 2013 at a rate of 2.5% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date shall be the higher of (i) the Total Interest and (ii) 7.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The notes matured on January 15, 2019 and the Company paid $230,000 of principal and $8,102 of accrued interest.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Lending Agreement:
In connection with the offering of its 7.5% Convertible Notes in November 2012, the Company lent Jefferies & Company (“Jefferies”), the underwriter for the offering, a total of 8,193,346 shares of the Company’s common stock under the Share Lending Agreement. Jefferies was entitled to offer and sell such shares and use the sale to facilitate the establishment of a hedge position by investors in the notes and will receive all proceeds from the common stock offerings and lending transactions under the Share Lending Agreement. The Company received a nominal lending fee of $0.10 per share for each share of common stock that the Company lent pursuant to the Share Lending Agreement.
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
The Company received a nominal fee for the loaned shares and determined the fair value of the Share Lending Agreement was $3,204 at the date of issuance based on the present value of the future cash flows attributed to an estimated reduction in stated interest due to the presence of the Share Lending Agreement. The $3,204 fair value was recognized as a debt financing charge and is being amortized to interest expense over the term of the notes. During 2012, 2016, and 2017, 4,096,674, 2,354,855, and 1,741,817 shares were returned but no cash was exchanged, respectively. As of December 31, 2018, no shares were outstanding on the Share Lending Agreement and $1,300 had been amortized to interest expense during the year. The issuance costs associated with the Share Lending Agreement were presented on the balance sheet as a direct deduction from the face amount of the related notes. The unamortized amount of the Share Lending Agreement was $66 and $1,366 at December 31, 2018 and 2017, respectively.
5.5% Variable Interest Senior Convertible Notes due 2020:
On March 24, 2014, the Company completed the sale of $258,750 of its 5.5% Variable Interest Convertible Senior Notes due 2020 (the “5.5% Convertible Notes”). The 5.5% Convertible Notes are the Company’s senior unsecured obligations and are effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The 5.5% Convertible Notes are also structurally subordinated to all liabilities and commitments of the Company’s subsidiaries.
The aggregate net proceeds from the sale of the 5.5% Convertible Notes were approximately $250,300 after deducting underwriting discounts, commissions, fees and offering expenses. The net proceeds were used for general corporate purposes, including for additional investments in real estate and in the Company’s tobacco business.
During December 2018, the Company redeemed $26,750 in aggregate principal amount of its 5.5% Convertible Notes outstanding at a redemption price of 101.15%. The Company paid $27,141 to redeem the notes and recorded a loss of $4,066 for the early extinguishment of debt.
The 5.5% Convertible Notes pay interest (“Total Interest”) on a quarterly basis beginning April 15, 2014 at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment date after April 15, 2014 is the higher of (i) the Total Interest and (ii) 5.5% per annum with the interest payment on April 15, 2014 being based on 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding are summarized below:

	December 31, 2018		December 31, 2017
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Convertible Notes	$13.80	72.4376	$13.80	72.4376
5.5% Convertible Notes	$21.28	46.9869	$21.28	46.9869

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2018	2017	2016
7.5% Convertible Notes	$39,845	$23,720	$14,294
5.5% Convertible Notes	15,924	13,490	11,438
Interest expense associated with embedded derivatives	$55,769	$37,210	$25,732

A summary of non-cash changes in fair value of derivatives embedded within convertible debt is as follows:

	Year Ended December 31,
	2018	2017	2016
7.5% Convertible Notes	$24,530	$21,734	$19,184
5.5% Convertible Notes	20,459	14,185	12,526
Gain on changes in fair value of derivatives embedded within convertible debt	$44,989	$35,919	$31,710

The following table reconciles the fair value of derivatives embedded within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2016	$72,083	$71,959	$144,042
Gain from changes in fair value of embedded derivatives	(19,184)	(12,526)	(31,710)
Balance at December 31, 2016	52,899	59,433	112,332
Gain from changes in fair value of embedded derivatives	(21,734)	(14,185)	(35,919)
Balance at December 31, 2017	31,165	45,248	76,413
Gain from changes in fair value of embedded derivatives	(24,530)	(20,459)	(44,989)
Balance at December 31, 2018	$6,635	$24,789	$31,424

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2018	2017	2016
Amortization of beneficial conversion feature:
7.5% Convertible Notes	$26,049	$15,507	$9,345
5.5% Convertible Notes	4,805	4,070	3,451
Interest expense associated with beneficial conversion feature	$30,854	$19,577	$12,796

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2016	$132,119	$86,136	$218,255
Amortization of embedded derivatives	(14,294)	(11,438)	(25,732)
Amortization of beneficial conversion feature	(9,345)	(3,451)	(12,796)
Balance at December 31, 2016	108,480	71,247	179,727
Amortization of embedded derivatives	(23,720)	(13,490)	(37,210)
Amortization of beneficial conversion feature	(15,507)	(4,070)	(19,577)
Balance at December 31, 2017	69,253	53,687	122,940
Partial redemption of 5.5% convertible notes	—	(3,493)	(3,493)
Amortization of embedded derivatives	(39,845)	(15,924)	(55,769)
Amortization of beneficial conversion feature	(26,049)	(4,805)	(30,854)
Balance at December 31, 2018	$3,359	$29,465	$32,824

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Facility — Liggett:
In January 2015, Liggett and Maple, entered into the Credit Agreement, with Wells Fargo, as agent and lender. The Credit Agreement governs a $60,000 credit facility (the “Credit Facility”) that consists of a revolving credit facility (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that is within the $60,000 commitment under the Credit Facility and reduces the amount available under the Revolver. All borrowings under the Credit Facility (other than the Term Loan) are limited to a borrowing base equal to the sum of (I) 80% of the value of eligible inventory consisting of packaged cigarettes plus (II) 60% multiplied by Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves against inventory, bank products or other items which Wells Fargo may establish from time to time in its permitted discretion. The obligations under the Credit Facility are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. In connection with the issuance of the 6.125% Senior Secured Notes due 2025, in January 2017, Liggett and Maple entered into Amendment No. 1 of the Credit Facility to update certain defined terms of the Credit Facility relating to the Company’s 6.125% Senior Secured Notes due 2025.
The term of the Credit Facility expires on March 31, 2020. Loans under the Credit Facility bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Facility at December 31, 2018 and 2017 was 4.77% and 3.82%, respectively.
The Credit Facility, as amended, permits the guaranty of the 6.125% Senior Secured Notes due 2025 and the 10.5% Senior Notes due 2026 by each of Liggett and Maple. Wells Fargo, Liggett, Maple and the collateral agent for the holders of the 6.125% Senior Secured Notes due 2025 have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
The Credit Facility contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Facility also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Facility, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Facility, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Facility (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Facility also contains customary events of default. The Credit Facility requires Liggett’s compliance with certain financial and other covenants including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s borrowing availability, as defined, under the credit facility for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the agreement, including Liggett’s compliance with the covenants in the credit facility. Liggett was in compliance with these covenants as of December 31, 2018.

Term Loan under Credit Facility — Liggett:
Within the commitment under the Credit Facility, Wells Fargo holds a mortgage on Liggett’s manufacturing facility through a Term Loan with Maple. The outstanding balance under the Term Loan is $2,409 as of December 31, 2018. The Term Loan bears an interest rate equal to LIBOR + 2.25%. Monthly principal payments of $25 are due under the Term Loan on the first day of each month with the unpaid principal balance of approximately $2,000 due at maturity on March 1, 2020.
As of December 31, 2018, a total of $30,790 was outstanding under the revolving and term loan portions of the credit facility. Availability as determined under the facility was approximately $20,920 based on eligible collateral at December 31, 2018.
Other:
Other Notes Payable consist primarily of $30,000 of notes payable issued by New Valley. On December 31, 2018, New Valley acquired the remaining 29.41% interest in Douglas Elliman for a total purchase price of $40,000, which included $10,000 of cash paid and the remaining $30,000 of notes payable to the sellers. Interest on the outstanding principal balance of the notes will accrue at the AFR in effect as of December 31, 2018. This interest rate will be adjusted to the then-current AFR on January 1, 2020 and on each payment date thereafter. New Valley will pay principal and interest in equal quarterly installments beginning with January 1, 2020 through October 1, 2022.

Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt are as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2018			December 31, 2017
	Carrying Value		Fair Value	Carrying Value		Fair Value
Senior Notes	$1,175,000		$1,034,500	$850,000		$879,750
Variable Interest Senior Convertible Debt	429,176		468,704	365,810		662,169
Liggett and other	62,269		62,255	37,732		37,697
Notes payable and long-term debt	$1,666,445	(1)	$1,565,459	$1,253,542	(1)	$1,579,616
__________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 18.

Notes payable and long-term debt are carried on the consolidated balance sheet at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2018 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

Scheduled Maturities:
Scheduled maturities of notes payable and long-term debt are as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2019	$259,791	$3,359	$256,432
2020	244,478	29,465	215,013
2021	10,000	—	10,000
2022	10,000	—	10,000
2023	—	—	—
Thereafter	1,175,000	—	1,175,000
Total	$1,699,269	$32,824	$1,666,445

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS
Certain of the Company’s subsidiaries lease facilities and equipment used in operations under both month-to-month and fixed-term agreements. The aggregate minimum rentals under operating leases with non-cancelable terms of one year or more as of December 31, 2018 are as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2019	$35,973	$69	$35,904
2020	29,917	—	29,917
2021	27,592	—	27,592
2022	25,185	—	25,185
2023	23,589	—	23,589
Thereafter	104,126	—	104,126
Total	$246,382	$69	$246,313

The Company’s rental expense for the years ended December 31, 2018, 2017 and 2016 was $38,893, $34,858 and $27,237, respectively.

12.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2018 and 2017, respectively.
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
At December 31, 2018, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2019 – $0; 2020 – $7,111; 2021 – $0; 2022 – $0; 2023 – $0 and 2024 to 2028 – $57,097. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2018 are

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 138 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 105 active employees and 401 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at January 1	$(132,722)	$(132,721)	$(8,967)	$(8,682)
Service cost	(587)	(564)	(4)	(5)
Interest cost	(4,495)	(5,059)	(330)	(368)
Plan amendment	—	—	(39)	—
Benefits paid	8,524	9,012	553	582
Expenses paid	260	297	—	—
Actuarial gain	5,855	(3,687)	491	(494)
Benefit obligation at December 31	$(123,165)	$(132,722)	$(8,296)	$(8,967)
Change in plan assets:
Fair value of plan assets at January 1	$106,192	$103,781	$—	$—
Actual return on plan assets	(4,497)	11,373	—	—
Expenses paid	(260)	(297)	—	—
Contributions	256	347	553	582
Benefits paid	(8,524)	(9,012)	(553)	(582)
Fair value of plan assets at December 31	$93,167	$106,192	$—	$—
Unfunded status at December 31	$(29,998)	$(26,530)	$(8,296)	$(8,967)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$23,869	$27,697	$—	$—
Other accrued liabilities	(228)	(313)	(647)	(639)
Non-current employee benefit liabilities	(53,639)	(53,914)	(7,649)	(8,328)
Net amounts recognized	$(29,998)	$(26,530)	$(8,296)	$(8,967)

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Service cost — benefits earned during the period	$587	$564	$547	$4	$5	$5
Interest cost on projected benefit obligation	4,495	5,059	5,419	330	368	385
Expected return on assets	(5,572)	(5,424)	(6,076)	—	—	—
Prior service cost	—	—	—	4	—	—
Amortization of net loss (gain)	1,804	2,009	1,855	(41)	(54)	(75)
Net expense	$1,314	$2,208	$1,745	$297	$319	$315

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss (gain) that are expected to be recognized as components of net periodic benefit cost for the year ending 2019.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior service cost	$—	$4	$4
Actuarial loss (gain)	$2,001	$(40)	$1,961

As of December 31, 2018, accumulated other comprehensive (loss) income, before income taxes, consists of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive loss as of January 1, 2018	$(31,643)	$(237)	$(31,880)
Amortization of loss (gain)	1,804	(41)	1,763
Net (loss) gain arising during the year	(4,214)	491	(3,723)
Accumulated other comprehensive (loss) income as of December 31, 2018	$(34,053)	$177	$(33,876)

As of December 31, 2017, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2017	$(35,914)	$311	$(35,603)
Amortization of loss (gain)	2,009	(54)	1,955
Net gain (loss) arising during the year	2,262	(494)	1,768
Accumulated other comprehensive loss as of December 31, 2017	$(31,643)	$(237)	$(31,880)

As of December 31, 2018, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which, in the aggregate, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $53,865, $53,865 and $0, respectively. As of December 31, 2017, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $54,227, $54,227 and $0, respectively.

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Weighted average assumptions:
Discount rates — benefit obligation	3.9% - 4.25%	3.25% - 3.7%	3.60% - 4.20%	4.35%	3.80%	4.40%
Discount rates — service cost	3.25% - 3.7%	3.6% - 4.2%	3.75% - 4.50%	3.80%	4.40%	4.75%
Assumed rates of return on invested assets	5.50%	5.50%	6.00%	N/A	N/A	N/A
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 8.3%, 5.2% and 5.2% for the years ended December 31, 2018, 2017 and 2016, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 3.19%, 7.28% and 7.6% for the years ended December 31, 2018, 2017 and 2016, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2018, Liggett used a 13.67-year period for its Hourly Plan and a 13.26-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 55.0% equity investments, 35.0% investment grade fixed income, and 10.0% high yield fixed income, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations by asset category, were as follows:

	Plan Assets at December 31,
	2018	2017
Asset category:
Equity securities	52%	56%
Investment grade fixed income securities	39%	35%
High yield fixed income securities	9%	9%
Total	100%	100%

The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures are as follows:

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,161	$—	$2,161	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	175	175	—	—
U.S. equity securities	—	—	—	—
Common collective trusts	48,126	—	48,126	—
Common collective trusts at NAV (1)	33,731	—	—	—
Mutual Funds	8,974	—	8,974	—
Total	$93,167	$175	$59,261	$—
(1) In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2017
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,245	$—	$2,245	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	173	173	—	—
U.S. equity securities	2,149	2,149	—	—
Common collective trusts	35,064	—	35,064	—
Common collective trusts at NAV(1)	56,406	—	—	—
Investment Partnership	10,155	—	10,028	127
Total	$106,192	$2,322	$47,337	$127
(1) In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value determination disclosed above of assets as Level 3 under the fair value hierarchy was determined based on unobservable inputs and were based on company assumptions, and information obtained from the investments based on the indicated market values of the underlying assets of the investment portfolio. The fair value of investment included in Level 1 are based on quoted market prices from various stock exchanges. The Level 2 investments are based on quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets in markets that are not active.
The changes in the fair value of the Level 3 investments as of December 31, 2018 and 2017 were as follows:

	2018	2017
Balance as of January 1	$127	$1,990
Distributions	(127)	(1,962)
Unrealized gain on long-term investments	—	15
Realized gain on long-term investments	—	84
Balance as of December 31	$—	$127

For 2018 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.04% and 6.13% between 2019 and 2026 and 4.5% thereafter. For 2017 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.73% and 7.28% between 2018 and 2025 and 4.5% thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on benefit obligation	54	(51)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2019 and ending on December 31, 2019. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments are as follows:

	Pension	Postretirement Medical
2019	$8,077	$647
2020	14,692	632
2021	7,111	631
2022	6,671	630
2023	6,265	628
2024 - 2028	82,618	2,944

Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,793, $1,736 and $1,564 for the years ended December 31, 2018, 2017 and 2016, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES
The amounts provided for income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. Federal	$27,962	$28,271	$29,185
State	11,225	3,458	7,407
	$39,187	$31,729	$36,592
Deferred:
U.S. Federal	$(12,524)	$(31,049)	$10,076
State	(5,111)	(2,262)	2,495
	(17,635)	(33,311)	12,571
Total	$21,552	$(1,582)	$49,163

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Employee benefit accruals	$12,801	$11,621
Impairment of investments	4,131	1,834
Impact of timing of settlement payments	20,551	14,367
Disallowed interest expense carryforward	1,619	—
Various U.S. state tax loss carryforwards	5,137	6,556
Other	1,966	1,110
	46,205	35,488
Less: Valuation allowance	(3,817)	(3,664)
Net deferred tax assets	$42,388	$31,824

Deferred tax liabilities:
Basis differences on non-consolidated entities	$(7,752)	$(5,388)
Basis differences on fixed and intangible assets	(35,854)	(36,712)
Capitalized interest expense	(6,532)	(6,069)
Basis differences on inventory	(11,497)	(11,357)
Basis differences on long-term investments	(16,496)	(15,521)
Impact of accounting for convertible debt	(385)	(12,776)
Basis differences on available for sale securities	(1,283)	(2,802)
	$(79,799)	$(90,625)

Net deferred tax liabilities	$(37,411)	$(58,801)

The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. Vector Tobacco had tax-effected state and local net operating loss carryforwards of $5,137 and $6,556, respectively, at December 31, 2018 and 2017, expiring through tax year 2027. In addition, the Company established a new deferred tax asset related to the amount of interest expense the Company expects to be disallowed as a result of the Tax Act. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company had a valuation allowance of $3,817 and $3,664 at December 31, 2018 and 2017, respectively. The valuation allowance at December 31, 2018 primarily relates to a reserve against the Company’s disallowed

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense carryforward and Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance at December 31, 2017 primarily relates to a reserve against Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance was increased in 2018 as compared to 2017, due to the Company’s expectation that none of the interest expense disallowed as a result of the Tax Act will be available for future use. The increase was partially offset by a reduction in valuation allowance recorded against state net operating loss carryforwards.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by generally accepted accounting principles (“US GAAP”) and income tax laws.
On December 22, 2017, the Tax Act was enacted making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and limitation on interest expense deductions. Interest expense is limited to 30% of taxable income before interest, depreciation and amortization from 2019 to 2022 and then limited to 30% of taxable income before interest thereafter.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.
The Company completed its analysis of the impact of the Tax Act in the fourth quarter of 2018. Upon refinement of certain estimates from those computed as of December 31, 2017, the Company recorded an additional tax benefit of $2,691 during the year ended December 31, 2018. This amount relates to deductions received from pass through entities in 2017 that were greater than estimated as of December 31, 2017.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Income before provision for income taxes	$79,559	$89,168	$126,429
Federal income tax expense at statutory rate	16,707	31,209	44,250
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	6,060	3,833	6,991
Impact of non-controlling interest	21	(2,162)	(2,148)
Non-deductible expenses	1,993	2,146	2,569
Impact of domestic production deduction	359	(2,960)	(2,603)
Impact of Tax Cuts and Jobs Act of 2017	(2,691)	(28,845)	—
Excess tax benefits on stock-based compensation	(778)	(1,143)	—
Tax credits	(127)	(2,683)	(359)
Other	(545)	(155)	(1,202)
Inclusion of tax liabilities from unincorporated entities	400	(47)	1,126
Changes in valuation allowance, net of equity and tax audit adjustments	153	(775)	539
Income tax expense (benefit)	$21,552	$(1,582)	$49,163

The Company’s income tax expense is principally attributable to the Company’s federal and state income taxes based on the Company’s earnings. The non-deductible expenses presented in the table above largely relate to the Company’s non-deductible executive compensation.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2016	$1,523
Additions based on tax positions related to prior years	72
Settlements	(119)
Expirations of the statute of limitations	(961)
Balance at December 31, 2016	515
Additions based on tax positions related to prior years	208
Settlements	—
Expirations of the statute of limitations	(95)
Balance at December 31, 2017	628
Additions based on tax positions related to prior years	26
Settlements	(100)
Expirations of the statute of limitations	(163)
Balance at December 31, 2018	$391
In the event the unrecognized tax benefits of $391 at December 31, 2018 were recognized, such recognition would impact the annual effective tax rate. The Company classifies all tax-related interest and penalties as income tax expense.
It is reasonably possible the Company may recognize up to approximately $119 of unrecognized tax benefits over the next 12 months, primarily pertaining to expiring statutes of limitations on prior state and local income tax return positions. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

14.	STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company’s stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 7,758,012 shares. The Company may satisfy its obligations under any award granted under the 2014 Plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized compensation expense of $2,246, $2,207 and $2,203 related to stock options in the years ended December 31, 2018, 2017 and 2016, respectively.
All awards have a contractual term of ten years and awards vest over a period of two to seven years depending upon each grant. The fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Risk-free interest rate	2.7% - 2.9%	2.1% - 2.4%	1.5% - 1.7%
Expected volatility	19.02% - 21.05%	18.88% - 21.62%	16.49% - 18.13%
Dividend yield	0.0%	0.0%	0.0%
Expected holding period	5.00 – 10.00 years	6.00 – 10.00 years	7.00 – 10.00 years
Weighted-average grant date fair value (1)	$4.62 - $7.58	$5.39 - $8.17	$5.09 - $6.88

_____________________________
(1) Per share amounts have not been adjusted to give effect to the stock dividends in 2018, 2017 and 2016.

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2016	4,336,036	$11.93	5.9	$36,612
Granted	448,580	$20.08
Exercised	(36,935)	$10.76
Canceled	(6)	$—
Outstanding on December 31, 2016	4,747,675	$12.71	5.3	$37,557
Granted	427,219	$20.69
Exercised	—	$—
Canceled	(12)	$—
Outstanding on December 31, 2017	5,174,882	$13.38	4.7	$41,069
Granted	406,875	$19.34
Exercised	—	$—
Canceled	(11)	$—
Outstanding on December 31, 2018	5,581,746	$13.82	4.1	$1,095
Options exercisable at:
December 31, 2016	2,328,463
December 31, 2017	3,333,525
December 31, 2018	3,828,073
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($9.73, $21.31 and $20.63 at December 31, 2018, 2017 and 2016, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2018 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2018			12/31/2018
$8.28	-	$10.35	1,737,478	0.9	$9.10	1,737,478	0.9	$9.10	$—
$10.35	-	$12.41	1,596,042	3.4	$11.91	1,596,042	3.4	$11.91	—
$12.41	-	$14.48	—	—	$—	—	—	$—	—
$14.48	-	$16.55	494,553	5.4	$15.41	494,553	5.4	$15.41	—
$16.55	-	$18.62	—	—	$—	—	—	$—	—
$18.62	-	$20.69	1,753,673	7.6	$19.77	—	—	$—	—
			5,581,746	4.1	$13.82	3,828,073	2.5	$11.09	$1,095

As of December 31, 2018, there was $3,537 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.60 years at December 31, 2018.
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
Non-qualified options for 406,875 shares of common stock were issued during 2018. The exercise price of the options granted was $19.34 in 2018. The exercise price of the options granted in 2018 was at the fair value on the date of the grants.
Non-qualified options for 427,219 shares of common stock were issued during 2017. The exercise price of the options granted was $20.69 in 2017. The exercise price of the options granted in 2017 was at the fair value on the date of the grants.
Non-qualified options for 448,580 shares of common stock were issued during 2016. The exercise price of the options granted was $20.08 in 2016. The exercise price of the options granted in 2016 was at the fair value on the date of the grants.
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
The total intrinsic value of options exercised during the year ended December 31, 2016 was $309. Tax benefits related to option exercises of $116 were recorded as increases to stockholders’ deficiency for the year ended December 31, 2016. No options were exercised during the years ended December 31, 2018 and 2017, respectively.
Restricted Stock Awards. On May 29, 2018, the Company granted 26,250 restricted shares of the Company’s common stock pursuant to the 1999 Plan to one of its executive officers. The shares vest over a period of two years with one-half of the shares vesting on the first anniversary of the grant date and the remaining half vesting on the second anniversary of the date thereof. The Company will recognize $481 of expense over the vesting period of the May 2018 grant. The Company recognized expense of $142 for the year ended December 31, 2018.
Additionally on May 29, 2018, the Company granted 6,998 restricted shares of the Company’s common stock pursuant to the 1999 Plan to two of its outside directors. The shares vest on April 25, 2019 and the Company will recognize $128 of expense through the vesting date. The Company recognized expense of $82 for the year ended December 31, 2018.
On April 2016, the Company granted 57,881 restricted shares of the Company’s common stock (the “April 2016 Grant”) pursuant to the 1999 Plan to five of its outside directors. The shares vest over three years and the Company will recognize $1,054 of expense over the vesting period of the April 2016 grant. The Company recognized expense of $374, $351 and $236 for the years ended December 31, 2018, 2017 and 2016, respectively.
On November 10, 2015, the Company granted its President and Chief Executive Officer an award of 1,389,150 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $28,374 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $4,053, $5,275 and $4,278 for the years ended December 31, 2018, 2017 and 2016, respectively.
On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,276,282 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $20,780 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $2,969, $2,969 and $3,122 for the years ended December 31, 2018, 2017 and 2016, respectively.
In May 2013, the Company granted 57,881 restricted shares of the Company’s common stock (the “May 2013 Grant”) pursuant to the 1999 Plan to its five outside directors. The shares vested over three years and the Company recognized $815 of expense over the vesting period of the May 2013 Grant. The Company recognized expense of $111 for the year ended December 31, 2016.
In October 2013, the President and Chief Executive Officer of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 35,098 shares of Vector’s common stock pursuant to the 1999 Plan. The shares will vest on March 15, 2019, contingent upon the certification of performance-based targets being achieved by the Company’s Tobacco segment. He will receive dividends on the restricted shares as paid. In the event that his employment with the Company is terminated for any reason other than his death, his disability or a change of control (as defined in this Restricted Share Agreement) of the Company, any remaining balance of the shares not previously vested will be forfeited by him. The fair market value of the restricted shares on the date of grant was $458 and is being amortized over the vesting period as a charge to compensation expense. The Company recognized expense of $85 for each of the years ended December 31, 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was $22,077 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.72 years.
As of December 31, 2017, there was $29,174 of total unrecognized compensation costs related to unvested restricted stock awards.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

15. CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the twelve months ended December 31, 2018, 2017 and 2016, Liggett incurred tobacco product liability legal expenses and costs totaling $7,144, $12,809 and $26,611, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Consolidated Statements of Operations. Legal defense costs are expensed as incurred.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of December 31, 2018, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in this Note 15: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
Although Liggett has generally been successful in managing the litigation filed against it, litigation is subject to uncertainty and significant challenges remain, including with respect to the remaining Engle progeny cases. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it, as well as valid bases for appeal of adverse verdicts. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
Individual Actions
As of December 31, 2018, there were 32 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	21
Illinois	4
New York	2
Louisiana	2
West Virginia	2
Ohio	1

The plaintiffs’ allegations of liability in cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Engle Progeny Cases
In May 1994, the Engle case was filed as a class action against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” A trial was held and the jury returned a verdict adverse to the defendants (approximately $145,000,000 in punitive damages, including $790,000 against Liggett). Following an appeal to the Third District Court of Appeal, the Florida Supreme Court in July 2006 decertified the class on a prospective basis and affirmed the appellate court’s reversal of the punitive damages award. Former class members had until January 2008 to file individual lawsuits. As a result, Liggett and the Company, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Although the Company was not named as a defendant in the Engle case, it was named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant.
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of December 31, 2018, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts. There have been 16 verdicts in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 15, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
Engle Progeny Settlement I. In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement I”). Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with approximately $61,600 paid in a lump sum and the balance to be paid in installments over 14 years, starting in February 2015. In exchange, the claims of more than 4,900 plaintiffs, including the claims of all plaintiffs with cases pending in federal court, were dismissed with prejudice against the Company and Liggett. Due to the settlement, in 2013, the Company recorded a charge of $86,213 of which approximately $25,000 was related to certain payments discounted to their present value using an 11% annual discount rate. The installment payments total approximately $48,000 on an undiscounted basis. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021. In December 2017, Liggett pre-paid the 2018 and 2019 installment payments.
Engle Progeny Settlement II. In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel (“Engle Progeny Settlement II”). Pursuant to the terms of the settlement, Liggett agreed to pay $17,650, $14,000 of which was paid in December 2016 with the balance of $3,650 paid in December 2017. As a result of the settlement, the Company recorded a charge of $17,650 in the fourth quarter of 2016.
In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and in September 2017 Liggett entered into an agreement to settle 20 Engle progeny cases for $4,100. As of December 31, 2018, Liggett (and in certain cases the Company) had, on an individual basis, settled an additional 184 Engle progeny cases for approximately $7,600 in the aggregate.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 70 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid. As of December 31, 2018, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan.
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
Liggett Only Cases
There is currently one case pending where Liggett is the sole defendant: Cowart, a Florida Individual Action where there has been no recent activity. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Cases.
Class Actions
As of December 31, 2018, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from trial of the consolidated action. In May 2013, the jury rejected all but one of the plaintiffs’ claims, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The court entered judgment in October 2013, dismissing all claims against the non-Liggett defendants except the ventilated filter claim on behalf of 30 plaintiffs. Subsequently, these claims were settled by the non-Liggett defendants. In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In December 2017, the court ordered plaintiffs’ counsel to confirm all remaining plaintiffs with claims against Liggett. The court further agreed that it would entertain a renewed motion by Liggett regarding the impact of the final judgment in favor of co-defendants on the claims against Liggett and whether those claims are barred by the doctrine of collateral estoppel. In March and April 2017, Liggett moved to dismiss a number of plaintiffs’ claims on various grounds.  The

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

court granted the motions as to approximately 25 plaintiffs and reserved ruling as to other claims until additional discovery is provided by plaintiffs.  Court ordered mediation is scheduled for March 21, 2019. The case is set for trial starting August 12, 2019. It is currently estimated that Liggett could be a defendant in approximately 60 individual cases.
Health Care Cost Recovery Actions
As of December 31, 2018, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. In May 2009, the United States Court of Appeals for the District of Columbia affirmed most of the district court’s decision. The United States Supreme Court denied review. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered, among other things, the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke. Liggett is not required to comply.
Upcoming Trials
As of December 31, 2018, there were two Individual Actions and one Engle Progeny case scheduled for trial through December 31, 2019, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and cases could be set for trial during this time.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 4.0% of the total cigarettes sold in the United States in 2018. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 28, 2018, Liggett and Vector Tobacco pre-paid $132,500 of their approximate $169,000 2018 MSA obligation, the balance of which will be paid in April 2019, subject to any applicable disputes or adjustments.
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
The PMs have now settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share. In January 2019, Montana sent a demand letter to the PMs seeking the return of amounts withheld or paid into the disputed payments escrow account (plus interest) for the NPM Adjustment years 2005 - 2016. Any amounts purportedly due from Liggett to Montana are immaterial. The 2004 arbitration and separate court proceedings continue for states with which the PMs have not settled.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $24,460 for years 2013 - 2017 and by an additional $8,380 for the twelve months ended December 31, 2018. Liggett and Vector Tobacco may be entitled to further adjustments. As of December 31, 2018, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of December 31, 2018, there remains approximately $27,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2017 NPM Adjustment disputes with the non-settling states.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Liggett filed a demand for arbitration regarding two specific issues and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration. The arbitration concluded on December 11, 2018. A decision is pending.
Liggett may be required to make additional payments to Mississippi and Texas which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2018 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2016	$29,241	$22,904	$52,145	$20,094	$24,718	$44,812
Expenses	110,486	16,679	127,165	—	3,650	3,650
Change in MSA obligations capitalized as inventory	1,568	—	1,568	—	—	—
Payments	(122,977)	(39,682)	(162,659)	—	—	—
Reclassification to/(from) non-current liabilities	(2,163)	3,252	1,089	2,163	(3,252)	(1,089)
Interest on withholding	37	506	543	—	2,397	2,397
Balance as of December 31, 2016	16,192	3,659	19,851	22,257	27,513	49,770
Expenses	149,355	6,566	155,921	—	—	—
Change in MSA obligations capitalized as inventory	76	—	76	—	—	—
Payments	(151,296)	(17,537)	(168,833)	—	(3,426)	(3,426)
Reclassification to/(from) non-current liabilities	(150)	7,143	6,993	150	(7,143)	(6,993)
Interest on withholding	—	429	429	—	2,896	2,896
Balance as of December 31, 2017	12,384	260	12,644	21,479	19,840	41,319
Expenses	168,820	735	169,555	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(5,703)	—	(5,703)
Change in MSA obligations capitalized as inventory	(1,438)	—	(1,438)	—	—	—
Payments	(141,963)	(935)	(142,898)	(40)	—	(40)
Reclassification to/(from) non-current liabilities	(647)	218	(429)	647	(218)	429
Interest on withholding	—	32	32	—	2,172	2,172
Balance as of December 31, 2018	$36,561	$310	$36,871	$16,383	$21,794	$38,177

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
Liggett and the Company have received three separate demands for indemnification from Altria Client Services, on behalf of Philip Morris USA Inc., relating to lawsuits alleging smokers’ use of L&M cigarettes. The indemnification demands are purportedly issued in connection with Eve Holdings’ 1998 sale of certain brands to Philip Morris.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at December 31, 2018.
In addition to the foregoing, Douglas Elliman and certain of its subsidiaries are subject to numerous proceedings, lawsuits and claims in connection with their ordinary business activities. Many of these matters are covered by insurance or, in some cases, the company is indemnified by third parties.
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and its consolidated subsidiaries, unrelated to tobacco product liability, should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2018		2017	2016
Cash paid during the period for:
Interest	$107,021		$117,453	$108,422
Income taxes	26,529		26,885	46,811
Non-cash investing and financing activities:
Issuance of stock dividend	671		644	609
Decrease in non-controlling interest related to purchase of subsidiary	(73,953)		—	—
Notes payable issued for purchase of subsidiary	30,000		—	—
Contingent consideration related to purchase of subsidiary	6,304	6,304,348	—	—
Net receivable from purchase of subsidiary	497		—	—

17.	RELATED PARTY TRANSACTIONS
Ladenburg Thalmann Financial Services Inc. As of December 31, 2018, the Company owned 15,191,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS), a publicly-traded diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance brokerage, annuity marketing and trust services through its subsidiaries. The Company, through its various investments in LTS, beneficially owned approximately 10.36% and accounts for its investment in LTS under the equity method of accounting.
In September 2006, the Company entered into an agreement with LTS pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President (the “EVP”) to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of income tax returns. LTS paid the Company $850 for each of 2018, 2017 and 2016 under the agreement and pays the Company at a rate of $850 per year in 2019. These amounts are recorded as equity income. LTS paid cash compensation to the President and Chief Executive Officer of the Company, who serves as Vice Chairman of LTS, of $1,525, $1,425 and $1,250 for 2018, 2017 and 2016, respectively, and director fees of $50, $53 and $36 for 2018, 2017 and 2016, respectively. LTS paid cash compensation to the Company EVP, who serves as President and CEO of LTS, of $2,025, $1,625 and $1,450 for 2018, 2017 and 2016, respectively.
On November 4, 2011, Vector was part of a consortium, which included Dr. Phillip Frost, who is a beneficial owner of approximately 13.9% of the Company’s common stock as of February 21, 2019 and the EVP that agreed to provide a five-year loan to LTS. Vector’s portion of the loan was $15,000. Interest on the loan, which was due on November 4, 2016, was payable quarterly at 11% per annum and commenced on December 31, 2011. The Company recorded equity in earnings of $205 in 2016 related to the interest payments. On October 26, 2016, the Company surrendered the remaining principal amount of $1,680 of its note to pay for the exercise price of 1,000,000 LTS warrants that were exercised in full on the same date. The LTS warrants had been received in connection with the funding of the five-year loan to LTS.
The Company owns 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) and recorded dividend income from the investment of $480 in each of 2018, 2017 and 2016.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Castle Brands Inc. As of December 31, 2018, the Company owned 12,895,018 common shares of Castle (NYSE American: ROX), a publicly-traded developer and importer of premium branded spirits. The Company accounts for its investment in Castle under the equity method.
In October 2008, the Company entered into an agreement with Castle where the Company agreed to make available to Castle the services of the EVP to serve as the President and Chief Executive Officer of Castle and to provide other financial, accounting and tax services. The Company recognized management fees at a rate of $100 in each of 2018, 2017 and 2016, under the agreement and Castle has agreed to pay it at a rate of $100 per year in 2019. Castle paid a retention payment of $500 in 2018 and $400 in 2017 to the EVP who serves as President and Chief Executive Officer of Castle.
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
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $247, $249 and $247 in 2018, 2017 and 2016, respectively, on various insurance policies issued for the Company and its subsidiaries.
Other. In addition to its investment in LTS and Castle, the Company has made investments in other entities where Dr. Frost has a relationship. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities other than LTS. These include the following: (i) an investment in OPKO Inc. (NASDAQ: OPK); (ii) an investment in BioCardia, Inc. (OTC: BCDA); and (iii) an investment in Cocrystal Pharma, Inc. (OTCQB: COCP). Additional investments in entities where Dr. Frost has a relationship may be made in the future.
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida. The Lease currently provides for payments of $36 per month increasing to $41 per month. The Company recorded rental expense of $450, $415 and $380 for the years ended December 31, 2018, 2017 and 2016, respectively, associated with the lease.
A son of the Company’s President and Chief Executive Officer is an associate broker with Douglas Elliman and he received commissions and other payments of $318, $787 and $640, respectively, in accordance with brokerage activities in 2018, 2017 and 2016, respectively. Additionally, the Company’s President and Chief Executive Officer has reserved a unit in a real estate venture for a purchase price of $8,500 in 2018 and may reserve or purchase units in the Company’s real estate ventures in the future.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2018
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Money market funds (1)	$448,560	$448,560	$—	$—

Commercial paper (1)	46,062	—	46,062	—

Certificates of deposit (2)	2,251	—	2,251	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	26,010	26,010	—	—
Mutual funds invested in fixed-income securities	21,192	21,192	—	—
Total equity securities at fair value	47,202	47,202	—	—
Debt securities available for sale
U.S. government securities	28,514	—	28,514	—
Corporate securities	41,733	—	41,733	—
U.S. government and federal agency	4,369	—	4,369	—
Commercial mortgage-backed securities	401	—	401	—
Commercial paper	5,870	—	5,870	—
Index-linked U.S. bonds	2,330	—	2,330	—
Foreign fixed-income securities	1,150	—	1,150	—
Total debt securities available for sale	84,367	—	84,367	—

Total investment securities at fair value	131,569	47,202	84,367	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient (3)	54,628	—	—	—

Total	$683,605	$496,297	$132,680	$—

Liabilities:
Fair value of contingent liability	$6,304	$—	$—	$6,304
Fair value of derivatives embedded within convertible debt	31,424	—	—	31,424
Total	$37,728	$—	$—	$37,728

(1)
Amounts included in Cash and cash equivalents on the consolidated balance sheet, except for $2,570 that is included in current restricted assets and $3,910 that is included in non-current restricted assets.

(2)	Amounts included in current restricted assets and non-current restricted assets on the consolidated balance sheet.

(3)	In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2017
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Money market funds (1)	$166,915	$166,915	$—	$—

Commercial paper (1)	43,781	—	43,781	—

Certificates of deposit (2)	2,497	—	2,497	—

Bonds (2)	2,990	2,990	—	—

Investment securities at fair value
Equity securities	44,634	44,634	—	—
Mutual funds invested in fixed-income securities	21,041	21,041	—	—
Fixed income securities
U.S. government securities	28,502	—	28,502	—
Corporate securities	41,329	—	41,329	—
U.S. government and federal agency	4,564	—	4,564	—
Commercial mortgage-backed securities	426	—	426	—
Commercial paper	7,027	—	7,027	—
Index-linked U.S. bonds	2,316	—	2,316	—
Foreign fixed-income securities	650	—	650	—
Total fixed-income securities	84,814	—	84,814	—

Total investment securities at fair value	150,489	65,675	84,814	—

Total	$366,672	$235,580	$131,092	$—

Liabilities:
Fair value of derivatives embedded within convertible debt	$76,413	$—	$—	$76,413

Nonrecurring fair value measurements
Long-term investments (3)	$4,475			$4,475	$(525)
	$4,475			$4,475	$(525)

(1)	Amounts included in Cash and cash equivalents on the consolidated balance sheet.

(2)	Amounts included in current restricted assets and non-current restricted assets on the consolidated balance sheet.

(3)	Long-term investments with a carrying amount of $5,000 were written down to their fair value of $4,475, resulting in an impairment charge of $525, which was included in earnings.

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
The value of the embedded derivatives is contingent on changes in implied interest rates of the convertible debt, the Company’s stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on the Company’s 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by the Company’s stock price, convertible bond trading price, risk-free interest rates and stock volatility.
The fair value of the Level 3 contingent liability was derived using a Monte Carlo valuation model. As part of the acquisition of the 29.41% non-controlling interest in Douglas Elliman, New Valley entered into a four-year payout agreement that requires it to pay the sellers a portion of the fair value in excess of the purchase price of Douglas Elliman should a sale of a controlling interest in Douglas Elliman occur.
The contingent consideration liability is recorded within “Other liabilities” in the consolidated balance sheet, and any change in fair value will be recorded in “Other, net” within the consolidated statements of operations. The value of the contingent liability is calculated using the outstanding payable owed to the sellers and the estimated fair value of Douglas Elliman. The liability is contingent upon the sale of a controlling interest in Douglas Elliman by the Company prior to October 1, 2022.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2018	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$31,424	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$9.73
			Convertible trading price (as a percentage of par value)	100.31%
			Maturity	April 15, 2020
			Volatility	20.39%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	8.0% - 9.0% (8.5%)

Fair value of contingent liability	$6,304	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$320,000
			Risk-free rate for a 4-year term	2.45%
			Leverage-adjusted equity volatility of peer firms	30.22%

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

(1) Amount has not been adjusted to give effect to the stock dividend in 2018.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2018 and 2017, respectively.

19.    SEGMENT INFORMATION
The Company’s business segments were Tobacco and Real Estate. The Tobacco segment consists of the manufacture and sale of conventional cigarettes. The Real Estate segment includes the Company’s investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. As a result of the reduction in e-cigarette activities, results from the Company’s e-cigarette operations are now included in the Corporate and Other Segment and 2016 and 2017 information has been recast to conform to the 2018 presentation. This change did not have an impact to the Company’s historical consolidated results.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2018, 2017 and 2016 follows:

			Real		Corporate
	Tobacco		Estate		and Other		Total

2018
Revenues	$1,111,094		$759,168		$—		$1,870,262
Operating income (loss)	246,527	(1)	3,435	(4)	(25,913)		224,049
Equity in earnings from real estate ventures	—		14,446		—		14,446
Identifiable assets	315,706		539,828	(5)	693,970	(6)	1,549,504
Depreciation and amortization	8,210		9,580		1,017		18,807
Capital expenditures	4,599		13,061		22		17,682

2017
Revenues	$1,080,950		$727,364		$(838)		$1,807,476
Operating income (loss)	240,400	(2)	21,439		(26,191)		235,648
Equity in earnings from real estate ventures	—		21,395		—		21,395
Identifiable assets	309,316		558,776	(5)	460,186	(6)	1,328,278
Depreciation and amortization	8,826		8,511		1,277		18,614
Capital expenditures	3,705		16,129		35		19,869

2016
Revenues	$1,011,620		$680,105		$(776)		$1,690,949
Operating income (loss)	237,524	(3)	23,001		(26,020)		234,505
Equity in earnings from real estate ventures	—		5,200		—		5,200
Identifiable assets	328,349		573,350	(5)	502,336	(6)	1,404,035
Depreciation and amortization	10,224		10,485		1,650		22,359
Capital expenditures	6,445		20,160		86		26,691

_____________________________

(1)	Operating income includes $6,298 of income from MSA Settlement, and $685 of litigation judgment expense.

(2)	Operating income includes $2,721 of income from MSA Settlement and $6,591 of litigation judgment expense.

(3)	Operating income includes $247 of expense from MSA Settlement, $20,000 of litigation settlement and judgment expense, $41 of restructuring expense.

(4)	Operating income includes $2,469 of litigation judgment income.

(5)	Includes real estate investments accounted for under the equity method of accounting of $141,105, $188,131 and $221,258 as of December 31, 2018, 2017 and 2016, respectively.

(6)
Corporate and Other identifiable assets primarily includes cash of $474,974, investment securities of $131,569, equity securities at fair value that qualify for the NAV practical expedient of $54,628, and equity-method investments of $11,631 as of December 31, 2018. Corporate and other identifiable assets primarily includes cash of $195,053, investment securities of $150,489, long-term investments accounted at cost of $65,450, and long-term investments accounted for under the equity method of accounting of $15,841 as of December 31, 2017. Corporate and other identifiable assets primarily includes cash of $280,691, investment securities of $156,903, long-term investments accounted at cost of $34,975, and long-term investments accounted for under the equity method of accounting of $17,721 as of December 31, 2016.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2018 and 2017 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenues	$445,939	$513,869	$481,488	$428,966
Gross Profit	140,798	153,567	148,722	134,691
Operating income	48,086	66,018	61,861	48,084
Net income	20,319	15,028	18,996	3,664
Net income applicable to common shares attributed to Vector Group Ltd.	21,074	12,002	17,818	7,211
Per basic common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.14	$0.07	$0.12	$0.04
Per diluted common share (1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.14	$0.07	$0.12	$0.04
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 27, 2018. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenues	$435,654	$484,625	$471,989	$415,208
Gross Profit	136,541	146,509	157,095	139,285
Operating income	48,204	59,723	74,300	53,421
Net income (loss)	42,951	20,478	31,546	(4,225)
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	42,724	19,264	26,811	(4,227)
Per basic common share (1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.30	$0.13	$0.18	$(0.04)
Per diluted common share (1):
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.26	$0.13	$0.18	$(0.04)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The condensed consolidating financial information is based upon the following subsidiaries being subsidiary guarantors of unsecured debt securities that may be issued by the Company: VGR Holding LLC; Liggett Group LLC; Liggett Vector Brands LLC; Vector Research LLC; Vector Tobacco Inc.; Liggett & Myers Holdings Inc.; 100 Maple LLC; V.T. Aviation LLC; VGR Aviation LLC; Eve Holdings LLC; Zoom E-Cigs LLC; and DER Holdings LLC. Each of the subsidiary guarantors is 100% owned, directly or indirectly, by the Company, and all guarantees are full and unconditional and joint and several. The Company’s investments in its consolidated subsidiaries are presented under the equity method of accounting.
The Company and the guarantors contemplate filing a shelf registration statement in the future for the offering of debt securities on a delayed or continuous basis and the Company is including this condensed consolidating financial information in contemplation thereof. Any such debt securities may be issued by the Company and guaranteed by the guarantors, but any such debt securities would not be guaranteed by any of the Company’s other subsidiaries, including those subsidiaries other than DER Holdings LLC that are engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2018 and 2017, the related Condensed Consolidating Statements of Operations for the years ended December 31, 2018, 2017 and 2016, and the related Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$474,880	$23,308	$86,393	$—	$584,581
Investment securities at fair value	131,569	—	—	—	131,569
Accounts receivable - trade, net	—	15,440	18,806	—	34,246
Intercompany receivables	38,391	—	—	(38,391)	—
Inventories	—	90,997	—	—	90,997
Income taxes receivable, net	—	—	1,268	(1,268)	—
Restricted assets	—	1,124	3,353	—	4,477
Other current assets	1,500	6,475	18,376	—	26,351
Total current assets	646,340	137,344	128,196	(39,659)	872,221
Property, plant and equipment, net	506	38,562	47,668	—	86,736
Investments in real estate, net	—	—	26,220	—	26,220
Long-term investments (of which $54,628 were carried at fair value)	66,259	—	—	—	66,259
Investments in real estate ventures	—	—	141,105	—	141,105
Investments in consolidated subsidiaries	431,288	252,113	—	(683,401)	—
Restricted assets	1,495	901	3,910	—	6,306
Goodwill and other intangible assets, net	—	107,511	159,100	—	266,611
Prepaid pension costs	—	23,869	—	—	23,869
Other assets	13,121	13,384	33,672	—	60,177
Total assets	$1,159,009	$573,684	$539,871	$(723,060)	$1,549,504
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$226,343	$29,480	$311	$—	$256,134
Current portion of fair value of derivatives embedded within convertible debt	6,635	—	—	—	6,635
Current portion of employee benefits	—	875	—	—	875
Intercompany payables	—	479	37,912	(38,391)	—
Income taxes payable, net	5,257	1,263	—	(1,268)	5,252
Litigation accruals and current payments due under the Master Settlement Agreement	—	36,871	—	—	36,871
Other current liabilities	55,915	72,094	51,144	—	179,153
Total current liabilities	294,150	141,062	89,367	(39,659)	484,920
Notes payable, long-term debt and other obligations, less current portion	1,354,219	2,349	30,129	—	1,386,697
Fair value of derivatives embedded within convertible debt	24,789	—	—	—	24,789
Non-current employee benefits	45,615	15,673	—	—	61,288
Deferred income taxes, net	(13,084)	17,732	32,763	—	37,411
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,379	38,179	62,207	—	101,765
Total liabilities	1,707,068	214,995	214,466	(39,659)	2,096,870
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(548,059)	358,689	324,712	(683,401)	(548,059)
Non-controlling interest	—	—	693	—	693
Total stockholders' (deficiency) equity	(548,059)	358,689	325,405	(683,401)	(547,366)
Total liabilities and stockholders' deficiency	$1,159,009	$573,684	$539,871	$(723,060)	$1,549,504

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$194,719	$17,141	$89,493	$—	$301,353
Investment securities at fair value	121,282	29,207	—	—	150,489
Accounts receivable - trade, net	—	15,736	13,745	—	29,481
Intercompany receivables	29,541	—	—	(29,541)	—
Inventories	—	89,790	—	—	89,790
Income taxes receivable, net	22,661	—	—	(11,444)	11,217
Restricted assets	—	3,052	7,206	—	10,258
Other current assets	20,549	3,429	17,151	(20,008)	21,121
Total current assets	388,752	158,355	127,595	(60,993)	613,709
Property, plant and equipment, net	696	42,493	42,327	—	85,516
Investments in real estate, net	—	—	23,952	—	23,952
Long-term investments (of which $0 were carried at fair value)	81,291	—	—	—	81,291
Investments in real estate ventures	—	—	188,131	—	188,131
Investments in consolidated subsidiaries	469,436	—	—	(469,436)	—
Restricted assets	1,501	1,987	—	—	3,488
Goodwill and other intangible assets,net	—	107,511	160,197	—	267,708
Prepaid pension costs	—	27,697	—	—	27,697
Other assets	7,843	12,355	16,588	—	36,786
Total assets	$949,519	$350,398	$558,790	$(530,429)	$1,328,278
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$53,540	$288	$(20,008)	$33,820
Current portion of employee benefits	—	952	—	—	952
Intercompany payables	—	449	29,092	(29,541)	—
Income taxes payable, net	—	11,542	2	(11,444)	100
Litigation accruals and current payments due under the Master Settlement Agreement	—	12,644	—	—	12,644
Other current liabilities	49,088	62,353	45,682	—	157,123
Total current liabilities	49,088	141,480	75,064	(60,993)	204,639
Notes payable, long-term debt and other obligations, less current portion	1,190,333	3,448	463	—	1,194,244
Fair value of derivatives embedded within convertible debt	76,413	—	—	—	76,413
Non-current employee benefits	45,442	16,800	—	—	62,242
Deferred income taxes, net	695	26,459	31,647	—	58,801
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	1,467	41,315	20,917	—	63,699
Total liabilities	1,363,438	229,502	128,091	(60,993)	1,660,038
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(413,919)	120,896	348,540	(469,436)	(413,919)
Non-controlling interest	—	—	82,159	—	82,159
Total stockholders' (deficiency) equity	(413,919)	120,896	430,699	(469,436)	(331,760)
Total liabilities and stockholders' deficiency	$949,519	$350,398	$558,790	$(530,429)	$1,328,278

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,111,572	$759,168	$(478)	$1,870,262
Expenses:
Cost of sales	—	787,251	505,233	—	1,292,484
Operating, selling, administrative and general expenses	35,332	66,781	253,878	(478)	355,513
Litigation settlement and judgment expense (income)	—	685	(2,469)	—	(1,784)
Management fee expense	—	11,509	—	(11,509)	—
Operating (loss) income	(35,332)	245,346	2,526	11,509	224,049
Other income (expenses):
Interest expense	(200,916)	(2,797)	(67)	—	(203,780)
Change in fair value of derivatives embedded within convertible debt	44,989	—	—	—	44,989
Loss on extinguishment of debt	(4,066)	—	—	—	(4,066)
Equity in earnings from real estate ventures	—	—	14,446	—	14,446
Equity in earnings from investments	3,158	—	—	—	3,158
Net losses recognized on investment securities	(4,965)	(4,605)	—	—	(9,570)
Equity in earnings in consolidated subsidiaries	195,582	3,669	—	(199,251)	—
Management fee income	11,509	—	—	(11,509)	—
Other, net	5,000	3,608	1,725	—	10,333
Income before provision for income taxes	14,959	245,221	18,630	(199,251)	79,559
Income tax benefit (expense)	43,146	(60,749)	(3,949)	—	(21,552)
Net income	58,105	184,472	14,681	(199,251)	58,007
Net loss attributed to non-controlling interest	—	—	98	—	98
Net income attributed to Vector Group Ltd.	$58,105	$184,472	$14,779	$(199,251)	$58,105
Comprehensive loss attributed to non-controlling interest	$—	$—	$98	$—	$98
Comprehensive income attributed to Vector Group Ltd.	$56,730	$181,041	$14,779	$(195,820)	$56,730

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,080,590	$727,364	$(478)	$1,807,476
Expenses:
Cost of sales	—	750,768	477,278	—	1,228,046
Operating, selling, administrative and general expenses	34,790	74,107	228,772	(478)	337,191
Litigation settlement and judgment expense	—	6,591	—	—	6,591
Management fee expense	—	11,069	—	(11,069)	—
Operating (loss) income	(34,790)	238,055	21,314	11,069	235,648
Other income (expenses):
Interest expense	(169,910)	(3,740)	(35)	—	(173,685)
Change in fair value of derivatives embedded within convertible debt	35,919	—	—	—	35,919
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	21,395	—	21,395
Equity in losses from investments	(729)	(36)	—	—	(765)
Net losses recognized on investment securities	(625)	—	(35)	—	(660)
Equity in earnings in consolidated subsidiaries	200,480	15,077	—	(215,557)	—
Management fee income	11,069	—	—	(11,069)	—
Other, net	1,930	2,137	1,359	—	5,426
Income before provision for income taxes	9,234	251,493	43,998	(215,557)	89,168
Income tax benefit (expense)	75,338	(73,546)	(210)	—	1,582
Net income	84,572	177,947	43,788	(215,557)	90,750
Net income attributed to non-controlling interest	—	—	(6,178)	—	(6,178)
Net income attributed to Vector Group Ltd.	$84,572	$177,947	$37,610	$(215,557)	$84,572
Comprehensive income attributed to non-controlling interest	$—	$—	$(6,178)	$—	$(6,178)
Comprehensive income attributed to Vector Group Ltd.	$83,246	$161,577	$37,610	$(199,187)	$83,246

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,011,322	$680,105	$(478)	$1,690,949
Expenses:
Cost of sales	—	672,515	424,829	—	1,097,344
Operating, selling, administrative and general expenses	33,964	73,129	232,444	(478)	339,059
Litigation settlement and judgment expense	—	20,000	—	—	20,000
Restructuring charges	—	41	—	—	41
Management fee expense	—	10,649	—	(10,649)	—
Operating (loss) income	(33,964)	234,988	22,832	10,649	234,505
Other income (expenses):
Interest expense	(139,524)	(3,438)	(20)	—	(142,982)
Changes in fair value of derivatives embedded within convertible debt	31,710	—	—	—	31,710
Equity in earnings from real estate ventures	—	—	5,200	—	5,200
Net losses recognized on investment securities	(855)	(2,632)	—	—	(3,487)
Equity in losses from investments	(2,664)	(90)	—	—	(2,754)
Equity in earnings in consolidated subsidiaries	161,471	14,872	—	(176,343)	—
Management fee income	10,649	—	—	(10,649)	—
Other, net	1,124	2,174	939	—	4,237
Income before provision for income taxes	27,947	245,874	28,951	(176,343)	126,429
Income tax benefit (expense)	43,180	(83,008)	(9,335)	—	(49,163)
Net income	71,127	162,866	19,616	(176,343)	77,266
Net income attributed to non-controlling interest	—	—	(6,139)	—	(6,139)
Net income attributed to Vector Group Ltd.	$71,127	$162,866	$13,477	$(176,343)	$71,127
Comprehensive income attributed to non-controlling interest	$—	$—	$(6,139)	$—	$(6,139)
Comprehensive income attributed to Vector Group Ltd.	$68,195	$146,841	$13,477	$(160,318)	$68,195

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$188,568	$204,638	$36,719	$(248,091)	$181,834
Cash flows from investing activities:
Sale of investment securities	14,673	3,955	—	—	18,628
Maturities of investment securities	24,719	—	—	—	24,719
Purchase of investment securities	(34,445)	—	—	—	(34,445)
Proceeds from sale or liquidation of long-term investments	19,487	—	—	—	19,487
Purchase of long-term investments	(415)	—	—	—	(415)
Investments in real estate ventures	—	—	(9,728)	—	(9,728)
Distributions from real estate ventures	—	—	54,233	—	54,233
Increase in cash surrender value of life insurance policies	(280)	(484)	—	—	(764)
Decrease in restricted assets	6	520	—	—	526
Issuance of notes receivable	—	—	(450)	—	(450)
Investments in subsidiaries	(17,224)	—	(10,000)	27,224	—
Proceeds from sale of fixed assets	—	9	—	—	9
Cash acquired in purchase of subsidiaries	—	—	654	—	654
Purchase of subsidiaries	—	(10,000)	(404)	—	(10,404)
Repayment of notes receivable	20,000	—	67	(20,000)	67
Capital expenditures	(22)	(4,599)	(13,061)	—	(17,682)
Investments in real estate, net	—	—	(2,583)	—	(2,583)
Pay downs of investment securities	1,611	—	—	—	1,611
Net cash provided by (used in) investing activities	28,110	(10,599)	18,728	7,224	43,463
Cash flows from financing activities:
Proceeds from issuance of debt	325,000	—	—	—	325,000
Deferred financing costs	(9,400)	—	—	—	(9,400)
Repayments of debt	(26,750)	(21,631)	(308)	20,000	(28,689)
Borrowings under revolver	—	307,023	—	—	307,023
Repayments on revolver	—	(310,551)	—	—	(310,551)
Capital contributions received	—	10,800	16,424	(27,224)	—
Intercompany dividends paid	—	(176,006)	(72,085)	248,091	—
Dividends and distributions on common stock	(225,367)	—	—	—	(225,367)
Distributions to non-controlling interest	—	—	(2,521)	—	(2,521)
Net cash provided by (used in) financing activities	63,483	(190,365)	(58,490)	240,867	55,495
Net increase (decrease) in cash, cash equivalents and restricted cash	280,161	3,674	(3,043)	—	280,792
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$474,880	$23,849	$93,000	$—	$591,729

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2017
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$177,259	$171,122	$59,202	$(275,997)	$131,586
Cash flows from investing activities:
Sale of investment securities	28,761	—	—	—	28,761
Maturities of investment securities	101,097	—	—	—	101,097
Purchase of investment securities	(132,654)	—	—	—	(132,654)
Proceeds from sale or liquidation of long-term investments	500	—	466	—	966
Purchase of long-term investments	(31,650)	—	(860)	—	(32,510)
Investments in real estate ventures	—	—	(38,807)	—	(38,807)
Distributions from real estate ventures	—	—	61,718	—	61,718
Increase in cash surrender value of life insurance policies	(318)	(484)	—	—	(802)
Decrease in restricted assets	227	1,783	240	—	2,250
Issuance of notes receivable	(20,000)	—	(1,633)	20,000	(1,633)
Investments in subsidiaries	(38,458)	—	—	38,458	—
Proceeds from sale of fixed assets	—	76	—	—	76
Purchase of subsidiaries	—	—	(6,569)	—	(6,569)
Capital expenditures	(35)	(3,705)	(16,129)	—	(19,869)
Investments in real estate, net	—	—	(619)	—	(619)
Pay downs of investment securities	2,633	—	—	—	2,633
Net cash used in investing activities	(89,897)	(2,330)	(2,193)	58,458	(35,962)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	20,000	21	(20,000)	850,021
Deferred financing costs	(19,200)	—	—	—	(19,200)
Repayments of debt	(835,000)	(1,882)	(323)	—	(837,205)
Borrowings under revolver	—	157,630	—	—	157,630
Repayments on revolver	—	(163,474)	—	—	(163,474)
Capital contributions received	—	2,400	36,058	(38,458)	—
Intercompany dividends paid	—	(182,975)	(93,022)	275,997	—
Dividends and distributions on common stock	(211,488)	—	—	—	(211,488)
Distributions to non-controlling interest	—	—	(2,779)	—	(2,779)
Proceeds from the issuance of Vector stock	43,230	—	—	—	43,230
Net cash used in financing activities	(172,458)	(168,301)	(60,045)	217,539	(183,265)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,096)	491	(3,036)	—	(87,641)
Cash, cash equivalents and restricted cash, beginning of period	279,815	19,684	99,079	—	398,578
Cash, cash equivalents and restricted cash, end of period	$194,719	$20,175	$96,043	$—	$310,937

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by operating activities	$135,820	$139,824	$60,640	$(238,648)	$97,636
Cash flows from investing activities:
Sale of investment securities	105,815	10,255	—	—	116,070
Maturities of investment securities	10,822	—	—	—	10,822
Purchase of investment securities	(117,211)		—	—	(117,211)
Proceeds from sale or liquidation of long-term investments	4,552	—		—	4,552
Purchase of long-term investments		—	(50)	—	(50)
Investments in real estate ventures	—	—	(44,107)	—	(44,107)
Distributions from real estate ventures	—	—	33,204	—	33,204
Increase in cash surrender value of life insurance policies	—	(484)	—	—	(484)
(Increase) decrease in restricted assets	(15)	1,177	(752)	—	410
Proceeds from sale of fixed assets	—	32	13	—	45
Purchase of subsidiaries	—	—	(250)	—	(250)
Repayment of notes receivable	—	—	4,410	—	4,410
Investments in subsidiaries	(19,219)	—	—	19,219	—
Capital expenditures	(86)	(6,445)	(20,160)	—	(26,691)
Investments in real estate, net	—	—	(245)	—	(245)
Pay downs of investment securities	9,212	—	—	—	9,212
Net cash used in (provided by) investing activities	(6,130)	4,535	(27,937)	19,219	(10,313)
Cash flows from financing activities:
Proceeds from issuance of debt	243,225		395	—	243,620
Repayments of debt	—	(5,226)	(139)	—	(5,365)
Deferred financing costs	(6,600)		—	—	(6,600)
Borrowings under revolver	—	144,294	—	—	144,294
Repayments on revolver	—	(110,614)	—	—	(110,614)
Capital contributions received	—	2,800	16,419	(19,219)	—
Intercompany dividends paid	—	(181,709)	(56,939)	238,648	—
Dividends and distributions on common stock	(198,947)	—	—	—	(198,947)
Distributions to non-controlling interest	—	—	(11,545)	—	(11,545)
Contributions from non-controlling interest	—	—	248	—	248
Proceeds from exercise of Vector options	398	—		—	398
Tax benefit of options exercised	579		—		579
Net cash provided by (used in) financing activities	38,655	(150,455)	(51,561)	219,429	56,068
Net increase (decrease) in cash and cash equivalents	168,345	(6,096)	(18,858)	—	143,391
Cash, cash equivalents and restricted cash, beginning of period	111,470	25,780	117,937	—	255,187
Cash, cash equivalents and restricted cash, end of period	$279,815	$19,684	$99,079	$—	$398,578

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions	Balance at End of Period
Year Ended December 31, 2018
Allowances for:
Doubtful accounts	$33	$429		$13	$449
Cash discounts	365	28,154		28,202	317
Deferred tax valuation allowance	3,664	153		—	3,817
Sales returns	5,632	4,700	(1)	3,397	6,935
Total	$9,694	$33,436		$31,612	$11,518
Year Ended December 31, 2017
Allowances for:
Doubtful accounts	$88	$63		$118	$33
Cash discounts	273	27,685		27,593	365
Deferred tax valuation allowance	4,439	—		775	3,664
Sales returns	6,558	3,070		3,996	5,632
Total	$11,358	$30,818		$32,482	$9,694
Year Ended December 31, 2016
Allowances for:
Doubtful accounts	$112	$—		$24	$88
Cash discounts	367	25,237		25,331	273
Deferred tax valuation allowance	3,900	539		—	4,439
Sales returns	7,822	4,962		6,226	6,558
Total	$12,201	$30,738		$31,581	$11,358
_____________________________
(1) Includes $2,525 of adjustments related to Topic 606 adoption.