Form 10-Q
period 2019-03-31
VECTOR GROUP LTD
filed 2019-05-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No
Securities Registered Pursuant to 12(b) of the Act:

Title of each class:	Trading	Name of each exchange
	Symbol(s)	on which registered:
Common stock, par value $0.10 per share	VGR	New York Stock Exchange
At May 7, 2019, Vector Group Ltd. had 140,959,065 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$312,638	$584,581
Investment securities at fair value	134,652	131,569
Accounts receivable - trade, net	36,440	34,246
Inventories	101,977	90,997
Restricted assets	5,412	4,477
Other current assets	36,242	26,351
Total current assets	627,361	872,221
Property, plant and equipment, net	85,641	86,736
Investments in real estate, net	26,777	26,220
Long-term investments (of which $54,202 and $54,628 were carried at fair value)	66,768	66,259
Investments in real estate ventures	138,393	141,105
Operating lease right of use assets	124,723	—
Restricted assets	6,316	6,306
Goodwill and other intangible assets, net	266,065	266,611
Prepaid pension costs	24,179	23,869
Other assets	62,933	60,177
Total assets	$1,429,156	$1,549,504
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$41,080	$256,134
Current portion of fair value of derivatives embedded within convertible debt	—	6,635
Current payments due under the Master Settlement Agreement	73,809	36,561
Current portion of employee benefits	875	875
Income taxes payable, net	9,701	5,252
Litigation accruals	3,404	310
Current operating lease liability	20,414	—
Other current liabilities	153,334	179,153
Total current liabilities	302,617	484,920
Notes payable, long-term debt and other obligations, less current portion	1,387,945	1,386,697
Fair value of derivatives embedded within convertible debt	21,075	24,789
Non-current employee benefits	61,684	61,288
Deferred income taxes, net	39,823	37,411
Non-current operating lease liability	128,999	—
Payments due under the Master Settlement Agreement	16,383	16,383
Litigation accruals	19,027	21,794
Other liabilities	41,704	63,588
Total liabilities	2,019,257	2,096,870
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,140,899,065 and 140,914,642 shares issued and outstanding	14,090	14,092
Accumulated deficit	(580,581)	(542,169)
Accumulated other comprehensive loss	(24,098)	(19,982)
Total Vector Group Ltd. stockholders' deficiency	(590,589)	(548,059)
Non-controlling interest	488	693
Total stockholders' deficiency	(590,101)	(547,366)
Total liabilities and stockholders' deficiency	$1,429,156	$1,549,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Tobacco*	$256,756	$267,116
Real estate	164,168	161,850
Total revenues	420,924	428,966

Expenses:
Cost of sales:
Tobacco*	177,303	184,962
Real estate	108,717	109,313
Total cost of sales	286,020	294,275

Operating, selling, administrative and general expenses	92,314	89,076
Litigation settlement and judgment income	—	(2,469)
Operating income	42,590	48,084

Other income (expenses):
Interest expense	(37,520)	(45,947)
Change in fair value of derivatives embedded within convertible debt	10,349	10,567
Equity in losses from real estate ventures	(2,439)	(6,560)
Equity in earnings from investments	1,362	1,162
Net gains (losses) recognized on investment securities	4,773	(3,340)
Other, net	2,667	1,646
Income before provision for income taxes	21,782	5,612
Income tax expense	6,749	1,948

Net income	15,033	3,664

Net (income) loss attributed to non-controlling interest	(80)	3,547

Net income attributed to Vector Group Ltd.	$14,953	$7,211

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.09	$0.04

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.08	$0.04

* Revenues and cost of sales include federal excise taxes of $104,633 and $112,801, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2019	2018

Net income	$15,033	$3,664

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	377	(692)
Net unrealized (gains) losses reclassified into net income	(33)	595
Net unrealized gains (losses) on investment securities available for sale	344	(97)

Net change in pension-related amounts
Amortization of loss	457	442
Net change in pension-related amounts	457	442

Other comprehensive income	801	345

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(104)	189
Net unrealized (gains) losses reclassified into net income on investment securities	9	(163)
Pension-related amounts	(125)	(121)
Income tax provision on other comprehensive income	(220)	(95)

Other comprehensive income, net of tax	581	250

Comprehensive income	15,614	3,914

Comprehensive (income) loss attributed to non-controlling interest	(80)	3,547
Comprehensive income attributed to Vector Group Ltd.	$15,534	$7,461

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2019	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	14,953	—	80	15,033
Total other comprehensive income	—	—	—	—	581	—	581
Distributions and dividends on common stock ($0.40 per share)	—	—	(2,264)	(56,512)	—	—	(58,776)
Surrender of shares in connection with restricted stock vesting	(15,577)	(2)	(172)	—	—	—	(174)
Stock-based compensation	—	—	2,436	—	—	—	2,436
Distributions to non-controlling interest	—	—	—	—	—	(285)	(285)
Balance as of March 31, 2019	140,899,065	$14,090	$—	$(580,581)	$(24,098)	$488	$(590,101)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$82,159	$(331,760)
Impact of adoption of new accounting standards	—	—	—	1,094	(6,036)	(7,915)	(12,857)
Net income	—	—	—	7,211	—	(3,547)	3,664
Total other comprehensive income	—	—	—	—	250	—	250
Distributions and dividends on common stock ($0.38 per share)	—	—	(2,384)	(53,516)	—	—	(55,900)
Effect of stock dividend*	6,718,271	672	—	(672)	—	—	—
Stock-based compensation	—	—	2,384	—	—	—	2,384
Balance as of March 31, 2018	141,083,695	$14,109	$—	$(460,668)	$(18,357)	$70,697	$(394,219)

*    Represents the effect of the September 27, 2018 stock dividend on the first quarter 2018 common-stock activity.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$19,726	$40,714
Cash flows from investing activities:
Sale of investment securities	7,759	2,357
Maturities of investment securities	11,308	8,112
Purchase of investment securities	(20,623)	(4,364)
Investments in real estate ventures	(871)	(533)
Distributions from investments in real estate ventures	1,134	219
Increase in cash surrender value of life insurance policies	(238)	(36)
Increase in restricted assets	(7)	(4)
Capital expenditures	(3,825)	(3,987)
Repayments of notes receivable	—	32
Purchase of subsidiaries	(668)	—
Pay downs of investment securities	258	446
Investments in real estate, net	(641)	(355)
Net cash (used in) provided by investing activities	(6,414)	1,887
Cash flows from financing activities:
Repayments of debt	(230,466)	(490)
Borrowings under revolver	94,400	55,170
Repayments on revolver	(87,420)	(61,728)
Dividends and distributions on common stock	(60,459)	(57,187)
Distributions to non-controlling interest	(285)	—
Net cash used in financing activities	(284,230)	(64,235)
Net decrease in cash, cash equivalents and restricted cash	(270,918)	(21,634)
Cash, cash equivalents and restricted cash, beginning of period	591,729	310,937
Cash, cash equivalents and restricted cash, end of period	$320,811	$289,303

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

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

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on September 27, 2018. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend.

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended
	March 31,
	2019	2018
Net income attributed to Vector Group Ltd.	$14,953	$7,211
Income attributed to participating securities	(2,003)	(1,772)
Net income applicable to common shares attributed to Vector Group Ltd.	$12,950	$5,439

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended
	March 31,
	2019	2018
Net income attributed to Vector Group Ltd.	$14,953	$7,211
Income attributable to 7.5% Variable Interest Senior Convertible Notes	(1,246)	—
Income attributed to participating securities	(2,003)	(1,772)
Net income applicable to common shares attributed to Vector Group Ltd.	$11,704	$5,439

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2019	2018
Weighted-average shares for basic EPS	139,493,555	139,288,460
Plus incremental shares related to convertible debt	2,776,775	—
Plus incremental shares related to stock options and non-vested restricted stock	14,670	338,591
Weighted-average shares for diluted EPS	142,285,000	139,627,051

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2019 and 2018, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods and the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended
	March 31,
	2019	2018
Weighted-average shares of non-vested restricted stock	1,340,781	—
Weighted-average expense per share	$18.82	$—
Weighted-average number of shares issuable upon conversion of debt	10,901,963	28,819,626
Weighted-average conversion price	$21.28	$16.96

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At March 31, 2019, the range of estimated fair values of the Company’s embedded derivatives was between $21,022 and $21,125. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $21,075 as of March 31, 2019. At December 31, 2018, the range of estimated fair values of the Company’s embedded derivatives was between $31,371 and $31,519. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $31,424 as of December 31, 2018. The estimated fair value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 8.)

(e)	Investments in Real Estate Ventures:
In accounting for its investments in real estate ventures, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as (a) entities in which the equity investment at risk is not sufficient to finance its activities without additional subordinated financial support; (b) as a group, the equity investors at risk lack (1) the power to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (2) the obligation to absorb the expected losses of the entity, or (3) the right to receive the expected residual returns of the entity; or (c) as a group, the equity investors have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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
The Company’s maximum exposure to loss in its investments in unconsolidated VIEs is limited to its investment in the VIE, any unfunded capital commitments to the VIE, and, in some cases, guarantees in connection with debt on the specific project. The Company’s maximum exposure to loss in its investment in consolidated VIEs is limited to its investment, which is the carrying value of the investment net of the non-controlling interest. Creditors of the consolidated VIEs have no recourse to the general credit of the primary beneficiary.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2019	2018
Interest and dividend income	$3,208	$1,922
Net periodic benefit cost other than the service costs	(541)	(253)
Other expense	—	(23)
Other, net	$2,667	$1,646

(g)	Other Current Liabilities:
Other current liabilities consisted of:

	March 31, 2019	December 31, 2018
Accounts payable	$11,704	$13,144
Accrued promotional expenses	30,909	37,940
Accrued excise and payroll taxes payable, net	12,710	14,612
Accrued interest	27,571	38,673
Commissions payable	18,199	12,975
Accrued salary and benefits	13,352	30,228
Contract liabilities	7,824	—
Allowance for sales returns	7,318	6,935
Other current liabilities	23,747	24,646
Total other current liabilities	$153,334	$179,153

(h)	Goodwill and Other Intangible Assets, Net:
The components of “Goodwill and other intangible assets, net” were as follows:

	March 31, 2019	December 31, 2018
Goodwill	$78,008	$77,568

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	546	1,532

Total goodwill and other intangible assets, net	$266,065	$266,611

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the Statement of Cash Flows were as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$312,638	$584,581
Restricted cash and cash equivalents included in current restricted assets	3,719	2,697
Restricted cash and cash equivalents included in non-current restricted assets	4,454	4,451
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$320,811	$591,729

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

(j)    New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2019:
In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes minor improvements and clarifications of several different FASB Accounting Standards Codification areas based on comments and suggestions made by various stakeholders. Certain updates were applicable immediately while others were effective for the Company’s fiscal year beginning January 1, 2019. Adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows for stranded tax effects in accumulated other comprehensive income resulting from the Tax Act to be reclassified to retained earnings. The Company adopted ASU 2018-02 effective January 1, 2019. The reclassification from the adoption of this standard resulted in a decrease of $4,697 to accumulated deficit and an increase of $4,697 to accumulated other comprehensive loss.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. Accounting for lessors remains largely unchanged from current U.S. GAAP. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11 “Leases (Topic 842): Targeted Improvements” (ASU 2018-11). ASU 2018-10 clarifies certain areas within ASU 2016-02. Prior to ASU 2018-11, a modified retrospective transition was required for financing or operating leases existing at or entered into after the beginning of the earliest comparative period presented in the financial statements. ASU 2018-11 allows entities an additional transition method to the existing requirements whereby an entity could adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. In December 2018, the FASB also issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which requires lessors to exclude lessor costs paid directly to a third party by lessees from lease revenues and expenses, provides an election for lessors to exclude sales taxes and other similar taxes collected from lessees from consideration in the contract, and clarifies lessors accounting for variable payments related to lease and nonlease components. ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2018-20 was effective for the Company’s fiscal year beginning January 1, 2019 and subsequent interim periods.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

On January 1, 2019, the Company adopted ASU No. 2016-02- Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019 with a cumulative effect adjustment as of that date. See Note 3 - Leases, for additional accounting policy and transition disclosures.

ASUs to be adopted in future periods:
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on our condensed consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-16, Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”), which amends ASC 815, Derivatives and Hedging. This ASU adds the OIS rate based on SOFR to the list of permissible benchmark rates for hedge accounting purposes. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of ASU 2018-16 will be on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company is currently assessing the impact the adoption of ASU 2018-16 will have on the Company’s condensed consolidated financial statements.
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

1.
The Company applied the optional exemption in paragraph 606-10-50-14 of Topic 606, and has not disclosed the amount of the transaction price allocated to the remaining performance obligations for the Real Estate property management business because the contracts to provide property management services are typically annual contracts.

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

Revenue Recognition Policies
Revenue is measured based on a consideration specified in a contract with a customer less any sales incentives. Revenue is recognized when (a) an enforceable contract with a customer exists, that has commercial substance, and collection of substantially all consideration for services is probable; and (b) the performance obligations to the customer are satisfied either over time or at a point in time.
Tobacco sales: Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records a liability for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the condensed consolidated balance sheet. The liability for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on the Company’s condensed consolidated balance sheet. The Company accounts for shipping and handling costs as fulfillment costs as part of cost of sales.
Real estate sales: Real estate commissions and other payments earned by the Company’s real estate brokerage businesses are recognized as revenue when the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as cost of sales concurrently with related revenues.
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
Under development marketing service arrangements, dedicated staff are required for a subject property and these costs are typically reimbursed from the customer through advance payments that are recoupable from future commission earnings. Advance payments received and associated direct costs paid are deferred, allocated to each unit in the subject property, and recognized at the time of the completed sale of each unit.
Development marketing service arrangements also include direct fulfillment costs incurred in advance of the satisfaction of the performance obligation. The Company capitalizes costs incurred in fulfilling a contract with a customer if the fulfillment costs 1) relate directly to an existing contract or anticipated contract, 2) generate or enhance resources that will be used to satisfy performance obligations in the future, and 3) are expected to be recovered. These costs are amortized over the estimated customer relationship period which is the contract term. The Company uses an amortization method that is consistent with the pattern of transfer of goods or services to its customers by allocating these costs to each unit in the subject property and expensing these costs as each unit sold is closed over the contract.
Commission revenue is recognized at the time the performance obligation is met for commercial leasing contracts, which is when the lease agreement is executed, as there are no further performance obligations, including any amounts of future payments under extended payment terms.

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
Title insurance commission fee revenue is earned when the sale of the title insurance policy is completed, which corresponds to the point in time when the underlying real estate sale is completed, which is when the performance obligation is satisfied.

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended
	March 31,
	2019	2018
Tobacco Segment Revenues:
Core Discount Brands - PYRAMID, GRAND PRIX, LIGGETT SELECT, EVE and EAGLE 20’s	$233,106	$241,531
Other Brands	23,650	25,585
Total tobacco revenues	$256,756	$267,116

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended March 31, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$65,679	$31,111	$22,971	$18,529	$138,290
Development marketing	11,386	—	2,630	7	14,023
Property management revenue	8,167	184	—	—	8,351
Title fees	—	1,233	—	—	1,233
Total Douglas Elliman Realty revenue	85,232	32,528	25,601	18,536	161,897
Other real estate revenues	—	—	—	2,271	2,271
Total real estate revenues	$85,232	$32,528	$25,601	$20,807	$164,168

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended March 31, 2018
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$60,408	$32,678	$24,398	$21,412	$138,896
Development marketing	10,610	123	293	194	11,220
Property management revenue	8,138	200	—	—	8,338
Title fees	—	989	—	—	989
Total Douglas Elliman Realty revenue	79,156	33,990	24,691	21,606	159,443
Other real estate revenues	—	—	—	2,407	2,407
Total real estate revenues	$79,156	$33,990	$24,691	$24,013	$161,850

Contract Balances
The following table provides information about contracts assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2019	January 1, 2019
Receivables, which are included in accounts receivable - trade, net	$3,175	$2,050
Contract assets, net, which are included in other current assets	9,329	9,264
Payables, which are included in other current liabilities	1,921	1,082
Contract liabilities, which are included in other current liabilities	7,824	7,071
Contract assets, net, which are included in other assets	18,024	15,794
Contract liabilities, which are included in other liabilities	32,376	30,445

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables decreased $1,125 for the three-month period ended March 31, 2019 primarily due to revenue accrued as performance obligations are satisfied of $1,551, offset by cash collections. Correspondingly, payables increased $839 primarily due to additional expense accruals as performance obligations are satisfied of $1,119, offset by cash payments.
Contract assets increased by $2,295 during the three months ended March 31, 2019 due to $3,794 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span 4 to 6 years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of March 31, 2019, the Company estimates approximately $7,824 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $2,684 during the three months ended March 31, 2019 due to $5,219 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

offset by revenue recognized for units sold during the quarter. The Company recognized revenue of $1,514 and $951 for the three months ended March 31, 2019 and 2018, respectively, that were included in the contract liabilities balances at January 1, 2019 and January 1, 2018, respectively.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods for the three months ended March 31, 2019 and 2018, respectively.

3.	LEASES

Leasing Accounting Pronouncement Adoption

On January 1, 2019, the Company adopted ASU No. 2016-02- Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019 with a cumulative effect adjustment as of that date. All comparative periods prior to January 1, 2019 retain the financial reporting and disclosure requirements of ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The package of three expedients includes: 1) the ability to carry forward the historical lease classification, 2) the elimination of the requirement to reassess whether existing or expired agreements contain leases, and 3) the elimination of the requirement to reassess initial direct costs. The Company also elected the practical expedient related to short-term leases without purchase options reasonably certain to exercise, allowing it to exclude leases with terms of less than twelve (12) months from capitalization for all asset classes. The Company did not elect the hindsight practical expedient when determining the lease terms. The adoption of the new standard resulted in the recording of right-of-use (“ROU”) assets and lease liabilities of $128,890 and $153,676, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities reflects the reclassification of historical deferred rent balances of approximately $22,881, and tenant improvement receivable of $355 as adjustments to the ROU asset balances, and an adjustment that increased accumulated deficit by $1,550 to recognize the impairment in ROU assets for asset groups previously identified as being impaired. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The new standard had no material impact on liquidity and had no impact on the Company’s debt-covenant compliance under its current debt agreements.

Leasing Policies
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and lease liabilities on the Company’s balance sheets. Finance leases are included in investments in real estate, net, property, plant and equipment and current and long-term portions of notes payable and long-term debt on the Company’s balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and is reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease cost is recognized on a straight line basis over the shorter of the useful life of the asset and the lease term.
The Company has lease agreements with lease and non-lease components; the Company has elected the accounting policy to combine lease and non-lease components for all underlying asset classes.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The leases have remaining lease terms of one year to 15 years, some of which include options to extend for up to 5 years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.
The components of lease expense were as follows:

Three Months Ended
March 31,
2019
Operating lease cost	$8,875
Short-term lease cost	234
Variable lease cost	792

Finance lease cost:
Amortization of right-of-use assets	56
Interest on lease liabilities	3
Total lease cost	$9,960

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$9,001
Operating cash flows from finance leases	3
Financing cash flows from finance leases	54

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	356
Finance leases	—

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	March 31,
	2019
Operating leases:
Operating lease right-of-use assets	$124,723

Current operating lease liability	$20,414
Non-current operating lease liability	128,999
Total operating lease liabilities	$149,413

Finance leases:
Investments in real estate, net	$178	(1)

Property, plant and equipment, at cost	$183
Accumulated amortization	(149)
Property and equipment, net	$34

Current portion of notes payable and long-term debt	$181
Notes payable, long-term debt and other obligations, less current portion	27
Total finance lease liabilities	$208

Weighted average remaining lease term:
Operating leases	8.51
Finance leases	1.10

Weighted average discount rate:
Operating leases	11.21%
Finance leases	4.97%

(1)	Included in Investments in real estate, net on the condensed consolidated balance sheet are financing lease equipment, at cost of $729 and accumulated amortization of $551 as of March 31, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
Remainder of 2019	$27,019	$158
2020	30,852	54
2021	28,260	1
2022	25,390	—
2023	23,753	—
2024	18,674
Thereafter	85,807	—
Total lease payments	239,755	213
Less imputed interest	(90,342)	(5)
Total	$149,413	$208

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2019	$35,973	$69	$35,904
2020	29,917	—	29,917
2021	27,592	—	27,592
2022	25,185	—	25,185
2023	23,589	—	23,589
Thereafter	104,126	—	104,126
Total	$246,382	$69	$246,313

The Company has one lease for office space wherein the lessor is an affiliate of a significant shareholder of the Company. This lease represents $1,521 of the ROU asset balances and $1,577 of lease liability balances as of March 31, 2019. The rent expense for this lease was approximated $115 for the three months ended March 31, 2019.
As of March 31, 2019, the Company had an additional operating lease for office space, that has not yet commenced, of $657 in undiscounted lease payments. The operating lease will commence in the second quarter of 2019 with lease terms of 10 years.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	INVENTORIES

Inventories consisted of:

	March 31, 2019	December 31, 2018
Leaf tobacco	$50,266	$42,917
Other raw materials	3,119	3,750
Work-in-process	2,266	1,931
Finished goods	67,864	63,937
Inventories at current cost	123,515	112,535
LIFO adjustments	(21,538)	(21,538)
	$101,977	$90,997

All of the Company’s inventories at March 31, 2019 and December 31, 2018 are reported under the LIFO method. The $21,538 LIFO adjustment as of March 31, 2019 decreases the current cost of inventories by $14,932 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process and $6,362 for Finished goods. The $21,538 LIFO adjustment as of December 31, 2018 decreased the current cost of inventories by $14,932 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process and $6,362 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At March 31, 2019, Liggett had tobacco purchase commitments of approximately $3,858. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $16,892 and $16,001 at March 31, 2019 and December 31, 2018, respectively. Federal excise tax in inventory was $26,555 and $26,419 at March 31, 2019 and December 31, 2018, respectively.

5.	INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	March 31, 2019	December 31, 2018
Debt securities available for sale	$88,605	$84,367
Equity securities at fair value	46,047	47,202
Total investment securities at fair value	$134,652	$131,569

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended
	March 31,
	2019	2018
Net gains (losses) recognized on equity securities	$4,740	$(2,745)
Net gains (losses) recognized on debt securities available for sale	36	(9)
Impairments on debt securities available for sale	(3)	(586)
Net gains (losses) recognized on investment securities	$4,773	$(3,340)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Sales of investment securities totaled $7,759 and $2,357 and proceeds from early redemptions by issuers totaled $11,566 and $8,558 for the three months ended March 31, 2019 and 2018, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

(a) Debt Securities Available for Sale
The components of debt securities available for sale at March 31, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$88,093	$512	$—	$88,605
Total debt securities available for sale	$88,093	$512	$—	$88,605

The table below summarizes the maturity dates of debt securities available for sale at March 31, 2019.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$24,275	$12,662	$11,613	$—
Corporate securities	43,110	10,694	32,416	—
U.S. mortgage-backed securities	4,132	489	3,643	—
Commercial mortgage-backed securities	397	33	364	—
Commercial paper	13,180	13,180	—	—
Index-linked U.S. bonds	2,354	2,354	—	—
Foreign fixed-income securities	1,157	652	505	—
Total debt securities available for sale by maturity dates	$88,605	$40,064	$48,541	$—

The components of debt securities available for sale at December 31, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$84,199	$168	$—	$84,367
Total debt securities available for sale	$84,199	$168	$—	$84,367

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at March 31, 2019 and December 31, 2018, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended
	March 31,
	2019	2018
Gross realized gains on sales	$38	$—
Gross realized losses on sales	(2)	(9)
Net gains (losses) recognized on debt securities available for sale	$36	$(9)

Gross realized losses on other-than-temporary impairments	$(3)	$(586)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

	March 31, 2019	December 31, 2018
Marketable equity securities	$24,387	$26,010
Mutual funds invested in fixed income securities	21,660	21,192
Total equity securities at fair value	$46,047	$47,202

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended
	March 31,
	2019	2018
Net gains (losses) recognized on equity securities (1)	$4,740	$(2,745)
Less: Net gains recognized on equity securities sold (2)	132	130
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$4,608	$(2,875)

(1)
Includes $3,559 and $1,731 of net gains recognized on equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient during the three months ended March 31, 2019 and 2018, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 6.

(2)
Includes $434 of gains recognized on sales of equity securities at fair value that qualify for the NAV practical expedient during the three months ended March 31, 2019. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 6.

The Company’s marketable equity securities and mutual funds invested in fixed-income securities are classified as Level 1 under the fair value hierarchy disclosed in Note 12. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of an investment in the common stock of a reinsurance company at March 31, 2019 and December 31, 2018, respectively. The total carrying value of this investment was $5,000 and was included in “Other assets” on the condensed consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2019 and 2018, respectively.

6.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	March 31, 2019	December 31, 2018
Equity securities at fair value that qualify for the NAV practical expedient	$54,202	$54,628
Equity-method investments	12,566	11,631
	$66,768	$66,259

(a) Equity Securities at Fair Value That Qualify for the NAV Practical Expedient

The estimated fair value of the Company’s equity securities at fair value that qualify for the NAV practical expedient was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In accordance with Subtopic 820-10, these investments are not classified under the fair value hierarchy disclosed in Note 12 because they are investments measured at fair value using the NAV practical expedient.
The Company redeemed 25% of one of its investments that qualify for the NAV practical expedient during March 2019. The Company recorded $3,984 of in-transit redemptions from the proceeds at March 31, 2019.

(b) Equity-Method Investments:

Equity-method investments consisted of the following:

	March 31, 2019	December 31, 2018
Indian Creek Investors LP (“Indian Creek”)	$1,353	$1,167
Boyar Value Fund (“Boyar”)	9,041	8,384
Ladenburg Thalmann Financial Services Inc. (“LTS”)	2,172	2,080
Castle Brands, Inc. (“Castle”)	—	—
	$12,566	$11,631

At March 31, 2019, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 12.58%, 34.38%, 10.20% and 7.64%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The fair value of the investment in Boyar, based on the quoted market price as of March 31, 2019, was $9,041, equal to its carrying value. At March 31, 2019, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $42,991 and $9,027, respectively.
The Company received cash distributions of $427 and $414 from the Company’s equity-method investments for the three months ended March 31, 2019 and 2018, respectively. The Company recognized equity in earnings from equity-method investments of $1,362 and $1,162 for the three months ended March 31, 2019 and 2018, respectively. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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
The equity-method investments are carried on the condensed consolidated balance sheet at cost under the equity method of accounting. The fair values disclosed above for Boyar, LTS and Castle would be classified as Level 1 under the fair value hierarchy disclosed in Note 12 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
The estimated fair value of the Company’s investment in Indian Creek represents the NAV per share and was provided by the partnership based on the indicated market value of the underlying assets or investment portfolio. The investment is illiquid and its ultimate realization is subject to the performance of the underlying partnership and its management by the general partners. In accordance with Subtopic 820-10, this investment would not be classified under the fair value hierarchy disclosed in Note 12 if the asset was recorded on the condensed consolidated balance sheet at fair value because it is measured at fair value using the NAV practical expedient.

7.	NEW VALLEY LLC

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

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	March 31, 2019	December 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$63,570	$65,007
All other U.S. areas	15.0% - 48.5%	31,858	31,392
		95,428	96,399
Hotels:
New York City SMSA	5.2% - 18.4%	14,462	15,782
International	49.0%	1,848	2,334
		16,310	18,116
Commercial:
New York City SMSA	49.0%	1,739	1,867
All other U.S. areas	1.6%	7,345	7,053
		9,084	8,920

Other:	15.0% - 50.0%	17,571	17,670
Investments in real estate ventures		$138,393	$141,105

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

______________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Three Months Ended March 31,
	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$500	$533
	500	533
Hotels:
New York City SMSA	172	—
	172	—

Other:	199	—
Total contributions	$871	$533

New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2019 and March 31, 2018. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Three Months Ended March 31,
	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$571	$2,868
	571	2,868
Apartment Buildings:
All other U.S. areas	—	201
	—	201
Hotels:
New York City SMSA	784	—
	784	—
Commercial:
New York City SMSA	6	—
All other U.S. areas	58	215
	64	215

Other	1,098	18
Total distributions	$2,517	$3,302

Of the distributions received by New Valley from its investment in real estate ventures, $1,383 and $3,083 were from distributions of earnings for the three months ended March 31, 2019 and March 31, 2018, respectively, and $1,134 and $219 were a return of capital for the three months ended March 31, 2019 and March 31, 2018, respectively. Distributions from earnings are

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended March 31,
	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$(2,106)	$(3,462)
All other U.S. areas	(108)	(505)
	(2,214)	(3,967)
Apartment Buildings:
All other U.S. areas	—	(1,580)
	—	(1,580)
Hotels:
New York City SMSA	(708)	(814)
International	(486)	(425)
	(1,194)	(1,239)
Commercial:
New York City SMSA	(121)	(267)
All other U.S. areas	292	230
	171	(37)

Other:	798	263
Equity in losses from real estate ventures	$(2,439)	$(6,560)

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
Investment in Real Estate Ventures Entered into during 2019:

In February 2019, New Valley invested $500 for an approximate 37% interest in 352 6th, LLC. The joint venture plans to develop a condominium complex. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 352 6th, LLC was $506 at March 31, 2019.
VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $976 and $1,387 as of March 31, 2019 and December 31, 2018, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of March 31, 2019 and December 31, 2018. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

March 31, 2019
Condominium and Mixed Use Development:
New York City SMSA	$68,492
All other U.S. areas	44,358
112,850
Hotels:
New York City SMSA	14,462
International	1,848
16,310
Commercial:
New York City SMSA	1,739
All other U.S. areas	7,345
9,084

Other:	32,350
Total maximum exposure to loss	$170,594

New Valley capitalized $1,315 of interest costs into the carrying value of its ventures whose projects were currently under development for the three months ended March 31, 2019. New Valley capitalized $2,209 of interest costs into the carrying value of its venture whose projects were currently under development for the three months ended March 31, 2018.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $3,118 and $3,759 from these projects for the three months ended March 31, 2019 and March 31, 2018, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
The following summarized financial data for certain unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for the 215 Chrystie Street investment. New Valley has elected a one-month lag reporting period for the investment.

Hotels:

	Three Months Ended March 31,
	2019	2018
Income Statement
Revenue	$13,421	$82,947
Cost of sales	—	53,851
Other expenses	19,395	20,692
(Loss) income from continuing operations	$(5,974)	$8,404

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	March 31, 2019	December 31, 2018
Escena, net	$10,086	$10,170
Sagaponack	16,691	16,050
Investments in real estate, net	$26,777	$26,220

Escena.  The assets of “Escena, net” were as follows:

	March 31, 2019	December 31, 2018
Land and land improvements	$8,910	$8,910
Building and building improvements	1,900	1,900
Other	2,197	2,162
	13,007	12,972
Less accumulated depreciation	(2,921)	(2,802)
	$10,086	$10,170

New Valley recorded operating income of $686 and $800 for the three months ended March 31, 2019 and 2018, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of March 31, 2019, the assets of Sagaponack consisted of land and land improvements of $16,691.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	March 31, 2019	December 31, 2018
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026	325,000	325,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $0 and $3,359*	—	226,641
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $24,300 and $29,465*	207,700	202,535
Liggett:
Revolving credit facility	35,435	28,381
Term loan under credit facility	2,335	2,409
Equipment loans	667	1,039
Other	30,346	30,440
Notes payable, long-term debt and other obligations	1,451,483	1,666,445
Less:
Debt issuance costs	(22,458)	(23,614)
Total notes payable, long-term debt and other obligations	1,429,025	1,642,831
Less:
Current maturities	(41,080)	(256,134)
Amount due after one year	$1,387,945	$1,386,697
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($0 at March 31, 2019 and $6,635 at December 31, 2018, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($21,075 at March 31, 2019 and $24,789 at December 31, 2018, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of March 31, 2019, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
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
The 10.5% Senior Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, and by DER Holdings LLC, through which the Company indirectly owns a 100.00% interest in Douglas Elliman. The 10.5% Senior Notes are the Company’s general senior unsecured obligations, and are pari passu in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of our future subordinated indebtedness. The 10.5% Senior Notes are effectively subordinated in right of payment to all of our existing and future indebtedness that is secured by assets of the Company or assets of the Guarantors, to the extent of the value of the assets securing such indebtedness. The 10.5% Senior Notes are structurally subordinated to all of the liabilities and preferred stock of any of our subsidiaries that do not guarantee the notes. Each guarantee of the 10.5% Senior Notes are the general obligation of the Guarantor and are pari passu in right of payment with all other senior indebtedness of such Guarantor, including the indebtedness of Liggett Group and Maple under their Credit Agreement with Wells Fargo. Each guarantee of the 10.5% Senior Notes are senior in right of payment to all future subordinated indebtedness of the Guarantor, if any.
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
As of March 31, 2019, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
7.5% Variable Interest Senior Convertible Notes due 2019 — Vector:
In January 2019, the Company paid $230,000 of principal and $8,102 of accrued interest as full payment of its 7.5% Convertible Notes that matured on January 15, 2019.
Revolving Credit Facility and Term Loan Under Credit Facility — Liggett:
As of March 31, 2019, a total of $37,770 was outstanding under the revolving and term loan portions of the credit facility. The total outstanding balance under the revolving and term loan portions of the credit facility was classified as current debt as of March 31, 2019. Availability, as determined under the facility, was approximately $20,500 based on eligible collateral at March 31, 2019. As of March 31, 2019, the Company’s applicable subsidiaries were in compliance with all debt covenants under this revolving and term loan facility.
Non-Cash Interest Expense — Vector:

	Three Months Ended
	March 31,
	2019	2018
Amortization of debt discount, net	$8,528	$18,193
Amortization of debt issuance costs	1,185	2,681
	$9,713	$20,874

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2019			December 31, 2018
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Senior Notes	$1,175,000		$1,060,943	$1,175,000		$1,034,500
Variable Interest Senior Convertible Debt	207,700		235,190	429,176		468,704
Liggett and other	68,783		68,773	62,269		62,255
Notes payable and long-term debt	$1,451,483	(1)	$1,364,906	$1,666,445	(1)	$1,565,459

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 12.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2019 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

9.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2019 and 2018, Liggett incurred tobacco product liability legal expenses and costs totaling $1,463 and $1,508, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of March 31, 2019, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in this Note 9: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
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
Individual Actions
As of March 31, 2019, there were 33 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	22
Illinois	4
New York	2
Louisiana	2
West Virginia	2
Ohio	1

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of March 31, 2019, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 9, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
Engle Progeny Settlements.
In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with $61,600 paid in an initial lump sum and the balance of $48,000 to be paid in installments over 14 years starting in February 2015. In exchange, the claims of these plaintiffs were dismissed with prejudice against the Company and Liggett. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021.
In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel. Pursuant to the terms of this settlement, Liggett agreed to pay $17,650, $14,000 of which was paid in December 2016 with the balance paid in December 2017. As a result of this settlement, the Company recorded a charge of $17,650 in the fourth quarter of 2016.
In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and in September 2017 Liggett entered into an agreement to settle 20 Engle progeny cases for $4,100. As of March 31, 2019, Liggett (and in certain cases the Company) had, on an individual basis, settled an additional 185 Engle progeny cases for approximately $7,600 in the aggregate.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Judgments Paid in Engle Progeny Cases.
As of March 31, 2019, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. An adverse verdict against Liggett for $160 in Santoro is currently on appeal.
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
Class Actions
As of March 31, 2019, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these actions.
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
In February 1998, in Parsons v. AC & S Inc., a purported class action was commenced on behalf of all West Virginia residents who allegedly have claims arising from their exposure to cigarette smoke and asbestos fibers. The operative complaint seeks to recover unspecified compensatory and punitive damages on behalf of the putative class. The case is stayed as a result of the December 2000 bankruptcy of three of the defendants.
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from trial of the consolidated action. In May 2013, the jury rejected all but one of the plaintiffs’ claims against the non-Liggett defendants, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The court entered judgment in October 2013, dismissing all claims against the non-Liggett defendants except the ventilated filter claim on behalf of 30 plaintiffs. Subsequently, these claims were settled by the non-Liggett defendants.
In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In December 2017, the court ordered plaintiffs’ counsel to confirm all

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

remaining plaintiffs with claims against Liggett. The court further agreed that it would entertain a renewed motion by Liggett regarding the impact of the final judgment in favor of co-defendants on the claims against Liggett and whether those claims are barred by the doctrine of collateral estoppel. In 2017 Liggett moved to dismiss a number of plaintiffs’ claims on various grounds.  The court granted the motions as to approximately 25 plaintiffs and reserved ruling as to other claims until additional discovery is provided by plaintiffs.  The Phase I Common Issues trial is set starting August 12, 2019. It is currently estimated that Liggett could be a defendant in approximately 55 individual cases.
Health Care Cost Recovery Actions
As of March 31, 2019, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Department of Justice Lawsuit
In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover, among other things, an unspecified amount of health care costs paid and to be paid by the federal government for smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants. In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. The judgment was affirmed on appeal. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered, among other things, the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendants’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke.
Upcoming Trials
As of March 31, 2019, there were three Individual Actions and two Engle Progeny cases scheduled for trial through March 31, 2020, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 4.0% of the total cigarettes sold in the United States in 2018. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 28, 2018, Liggett and Vector Tobacco pre-paid $132,500 of their approximate $166,000 2018 MSA obligation, the balance of which was paid in April 2019, subject to applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2018. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2018, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
In June 2010, after the PMs prevailed in 48 of 49 motions to compel arbitration, the parties commenced the arbitration for the 2003 NPM Adjustment. That arbitration concluded in September 2013. It was followed by various challenges filed in state courts by states that did not prevail in the arbitration. Those challenges resulted in reductions, but not elimination of, the amounts awarded. The arbitration for the 2004 NPM Adjustment started in 2016, and hearings in that arbitration are underway. A separate proceeding in state court is underway for one state that appealed an order compelling arbitration (New Mexico).
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
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $32,840 for years 2013 - 2018. Liggett and Vector Tobacco may be entitled to further adjustments. As of March 31, 2019, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of March 31, 2019, there remains approximately $27,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2017 NPM Adjustment disputes with the non-settling states.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the Chancery Court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Liggett filed a demand for arbitration regarding two specific issues and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration. On March 21, 2019, the arbitration panel issued its decision on the two specific issues before it: (i) the panel ruled in favor of Liggett, finding that the $294,000 of proceeds from Eve Holdings’ 1999 brand sale should not be included in Liggett’s pre-tax income, which would reduce the amount of compensatory damages, if any, that would be due to Mississippi; and (ii) ruled in favor of Mississippi on the remaining issue, finding that compensatory damages to Mississippi, if any, would be based on 0.5% of Liggett’s annual pre-tax income for the term of the settlement agreement.  The matter will now proceed to the next phase of the proceeding before the designated Special Master to address damages, if any.  Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the settlement agreement eliminated all of Liggett’s payment obligations to Mississippi, and Liggett intends to appeal that order, as may be necessary, after the Special Master phase of the case concludes.
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
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2019 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2019	$36,561	$310	$36,871	$16,383	$21,794	$38,177
Expenses	36,358	—	36,358	—	—	—
Change in MSA obligations capitalized as inventory	890	—	890	—	—	—
Payments	—	(250)	(250)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,338	3,338	—	(3,338)	(3,338)
Interest on withholding	—	6	6	—	571	571
Balance as of March 31, 2019	$73,809	$3,404	$77,213	$16,383	$19,027	$35,410
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2018 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2018	$12,385	$260	$12,645	$21,479	$19,840	$41,319
Expenses	38,142	—	38,142	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(2,895)	—	(2,895)
Change in MSA obligations capitalized as inventory	147	—	147	—	—	—
Payments	—	(250)	(250)	—	—	—
Reclassification to/(from) non-current liabilities	32	218	250	(32)	(218)	(250)
Interest on withholding	—	12	12	—	514	514
Balance as of March 31, 2018	$50,111	$240	$50,351	$18,552	$20,136	$38,688

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
Liggett and the Company have received three separate demands for indemnification from Altria Client Services, on behalf of Philip Morris, relating to lawsuits alleging smokers’ use of L&M cigarettes. The indemnification demands are purportedly issued in connection with Eve Holdings’ 1999 sale of certain brands to Philip Morris.
Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at March 31, 2019.
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

10.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Service cost — benefits earned during the period	$133	$147	$—	$1
Interest cost on projected benefit obligation	1,215	1,122	87	82
Expected return on assets	(1,219)	(1,393)	—	—
Amortization of prior service cost	—	—	1	—
Amortization of net loss (gain)	501	452	(44)	(10)
Net expense	$630	$328	$44	$73

The service cost component of net periodic benefit expense (income) is recorded in Operating, selling, administrative and general expenses in the condensed consolidated statements of income while the other components are recorded in Other, net.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense, adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. The Company’s tax rate does not bear a relationship to statutory tax rates due to permanent differences, a valuation allowance being established for interest expense that is not deductible, and state taxes.
The Company’s income tax expense consisted of the following:

	Three Months Ended
	March 31,
	2019	2018
Income before provision for income taxes	$21,782	$5,612
Income tax expense using estimated annual effective income tax rate	6,863	2,056
Impact of discrete items, net	(114)	(108)
Income tax expense	$6,749	$1,948

The discrete items for the three months ended March 31, 2019 and 2018 is related to an income tax deduction for stock-based compensation.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$222,559	$222,559	$—	$—

Commercial paper (1)	39,100	—	39,100	—

Certificates of deposit (2)	2,171	—	2,171	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	24,387	24,387	—	—
Mutual funds invested in fixed-income securities	21,660	21,660	—	—
Total equity securities at fair value	46,047	46,047	—	—
Debt securities available for sale
U.S. government securities	24,275	—	24,275	—
Corporate securities	43,110	—	43,110	—
U.S. government and federal agency	4,132	—	4,132	—
Commercial mortgage-backed securities	397	—	397	—
Commercial paper	13,180	—	13,180	—
Index-linked U.S. bonds	2,354	—	2,354	—
Foreign fixed-income securities	1,157	—	1,157	—
Total debt securities available for sale	88,605	—	88,605	—

Total investment securities at fair value	134,652	46,047	88,605	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient (3)	54,202	—	—	—
Total	$453,219	$269,141	$129,876	$—

Liabilities:
Fair value of contingent liability	$6,258	$—	$—	$6,258
Fair value of derivatives embedded within convertible debt	21,075	—	—	21,075
Total	$27,333	$—	$—	$27,333

(1)
Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $3,719 that is included in current restricted assets and $3,910 that is included in non-current restricted assets.

(2)	Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheet.

(3)	In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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

(2)	Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheet.

(3)	In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
The long-term investments are based on NAV per share provided by the partnerships based on the indicated market value of the underlying assets or investment portfolio. In accordance with Subtopic 820-10, these investments are not classified under the fair value hierarchy disclosed above because they are measured at fair value using the NAV practical expedient.
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
The contingent liability is recorded within “Other liabilities” in the condensed consolidated balance sheet, and any change in fair value will be recorded in “Other, net” within the condensed consolidated statements of operations. The value of the contingent liability is calculated using the outstanding payable owed to the sellers and the estimated fair value of Douglas Elliman. The liability is contingent upon the sale of a controlling interest in Douglas Elliman by the Company prior to October 1, 2022.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2019	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$21,075	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$10.79
			Convertible trading price (as a percentage of par value)	101.38%
			Volatility	25.48%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	7.5% - 8.5% (8.0%)

Fair value of contingent liability	$6,258	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$320,000
			Risk-free rate for a 4-year term	2.19%
			Leverage-adjusted equity volatility of peer firms	30.42%

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2019 and 2018, respectively.

13.	SEGMENT INFORMATION

The Company’s business segments for the three months ended March 31, 2019 and 2018 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of conventional cigarettes. The Real Estate segment included the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2019 and 2018 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended March 31, 2019
Revenues	$256,756		$164,168		$—	$420,924
Operating income (loss)	60,144		(10,409)		(7,145)	42,590
Equity in losses from real estate ventures	—		(2,439)		—	(2,439)
Depreciation and amortization	1,957		2,501		250	4,708
Capital expenditures	1,638		2,187		—	3,825

Three months ended March 31, 2018
Revenues	$267,116		$161,850		$—	$428,966
Operating income (loss)	63,411	(1)	(8,760)	(2)	(6,567)	48,084
Equity in losses from real estate ventures	—		(6,560)		—	(6,560)
Depreciation and amortization	2,037		2,289		261	4,587
Capital expenditures	911		3,071		5	3,987

(1)	Operating income includes $3,490 of income from a settlement of a long-standing dispute related to the Master Settlement Agreement.

(2)	Operating income includes $2,469 of litigation settlement and judgment income.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

14. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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
The Company and the guarantors have filed a shelf registration statement for the offering of debt securities on a delayed or continuous basis and the Company is including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by the Company and guaranteed by the guarantors, but any such debt securities would not be guaranteed by any of the Company’s other subsidiaries, including those subsidiaries other than DER Holdings LLC that are engaged in the real estate businesses conducted through its subsidiary New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of March 31, 2019 and 2018, the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2019 and 2018, and the related Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2019 and 2018 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$203,828	$47,903	$60,907	$—	$312,638
Investment securities at fair value	134,652	—	—	—	134,652
Accounts receivable - trade, net	—	15,034	21,406	—	36,440
Intercompany receivables	39,561	—	—	(39,561)	—
Inventories	—	101,977	—	—	101,977
Income taxes receivable, net	—	—	5,036	(5,036)	—
Restricted assets	—	1,124	4,288	—	5,412
Other current assets	4,923	7,400	23,919	—	36,242
Total current assets	382,964	173,438	115,556	(44,597)	627,361
Property, plant and equipment, net	453	37,695	47,493	—	85,641
Investments in real estate, net	—	—	26,777	—	26,777
Long-term investments (of which $54,202 were carried at fair value)	66,768	—	—	—	66,768
Investments in real estate ventures	—	—	138,393	—	138,393
Operating lease right of use assets	7,882	5,684	111,157	—	124,723
Investments in consolidated subsidiaries	412,964	230,191	—	(643,155)	—
Restricted assets	1,502	904	3,910	—	6,316
Goodwill and other intangible assets, net	—	107,511	158,554	—	266,065
Prepaid pension costs	—	24,179	—	—	24,179
Other assets	13,083	13,624	36,226	—	62,933
Total assets	$885,616	$593,226	$638,066	$(687,752)	$1,429,156
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$40,798	$2,782	$(2,500)	$41,080
Current portion of employee benefits	—	875	—	—	875
Intercompany payables	—	84	39,477	(39,561)	—
Income taxes payable, net	11,524	3,213	—	(5,036)	9,701
Litigation accruals and current payments due under the Master Settlement Agreement	—	77,213	—	—	77,213
Current operating lease liability	991	1,817	17,606	—	20,414
Other current liabilities	39,649	58,995	54,914	(224)	153,334
Total current liabilities	52,164	182,995	114,779	(47,321)	302,617
Notes payable, long-term debt and other obligations, less current portion	1,360,242	27,639	27,564	(27,500)	1,387,945
Fair value of derivatives embedded within convertible debt	21,075	—	—	—	21,075
Non-current employee benefits	46,118	15,566	—	—	61,684
Deferred income taxes, net	(11,596)	18,307	33,112	—	39,823
Non-current operating lease liability	7,808	4,346	116,845	—	128,999
Other liabilities, primarily litigation accruals and payments due under the Master Settlement Agreement	394	35,413	41,307	—	77,114
Total liabilities	1,476,205	284,266	333,607	(74,821)	2,019,257
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(590,589)	308,960	303,971	(612,931)	(590,589)
Non-controlling interest	—	—	488	—	488
Total stockholders' (deficiency) equity	(590,589)	308,960	304,459	(612,931)	(590,101)
Total liabilities and stockholders' deficiency	$885,616	$593,226	$638,066	$(687,752)	$1,429,156

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$256,875	$164,168	$(119)	$420,924
Expenses:
Cost of sales	—	177,303	108,717	—	286,020
Operating, selling, administrative and general expenses	9,831	16,691	65,911	(119)	92,314
Management fee expense	—	2,993	—	(2,993)	—
Operating (loss) income	(9,831)	59,888	(10,460)	2,993	42,590
Other income (expenses):
Interest expense	(36,548)	(967)	(229)	224	(37,520)
Change in fair value of derivatives embedded within convertible debt	10,349	—	—	—	10,349
Equity in losses from real estate ventures	—	—	(2,439)	—	(2,439)
Equity in earnings from investments	1,362	—	—	—	1,362
Equity in earnings in consolidated subsidiaries	35,265	(10,414)	—	(24,851)	—
Net gain recognized on investment securities	4,773	—	—	—	4,773
Management fee income	2,993	—	—	(2,993)	—
Other, net	1,810	153	704	—	2,667
Income (loss) before provision for income taxes	10,173	48,660	(12,424)	(24,627)	21,782
Income tax benefit (expense)	4,780	(14,948)	3,419	—	(6,749)
Net income (loss)	14,953	33,712	(9,005)	(24,627)	15,033
Net income attributed to non-controlling interest	—	—	(80)	—	(80)
Net income (loss) attributed to Vector Group Ltd.	$14,953	$33,712	$(9,085)	$(24,627)	$14,953
Comprehensive income attributed to non-controlling interest	$—	$—	$(80)	$—	$(80)
Comprehensive income (loss) attributed to Vector Group Ltd.	$15,534	$33,947	$(9,085)	$(24,862)	$15,534

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$267,235	$161,850	$(119)	$428,966
Expenses:
Cost of sales	—	184,962	109,313	—	294,275
Operating, selling, administrative and general expenses	9,096	16,275	63,824	(119)	89,076
Litigation settlement and judgment income	—	—	(2,469)	—	(2,469)
Management fee expense	—	2,877	—	(2,877)	—
Operating (loss) income	(9,096)	63,121	(8,818)	2,877	48,084
Other income (expenses):
Interest expense	(45,231)	(667)	(49)	—	(45,947)
Change in fair value of derivatives embedded within convertible debt	10,567	—	—	—	10,567
Equity in losses from real estate ventures	—	—	(6,560)	—	(6,560)
Net gains (losses) recognized on investment securities	1,066	(4,406)	—	—	(3,340)
Equity in earnings from investments	1,162	—	—	—	1,162
Equity in earnings in consolidated subsidiaries	34,421	(5,716)	—	(28,705)	—
Management fee income	2,877	—	—	(2,877)	—
Other, net	527	777	342	—	1,646
(Loss) income before provision for income taxes	(3,707)	53,109	(15,085)	(28,705)	5,612
Income tax benefit (expense)	10,918	(15,860)	2,994	—	(1,948)
Net income (loss)	7,211	37,249	(12,091)	(28,705)	3,664
Net loss attributed to non-controlling interest	—	—	3,547	—	3,547
Net income (loss) attributed to Vector Group Ltd.	$7,211	$37,249	$(8,544)	$(28,705)	$7,211
Comprehensive loss attributed to non-controlling interest	$—	$—	$3,547	$—	$3,547
Comprehensive income (loss) attributed to Vector Group Ltd.	$7,461	$37,387	$(8,544)	$(28,843)	$7,461

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$22,468	$72,093	$(10,746)	$(64,089)	$19,726
Cash flows from investing activities:
Sale of investment securities	7,759	—	—	—	7,759
Maturities of investment securities	11,308	—	—	—	11,308
Purchase of investment securities	(20,623)	—	—	—	(20,623)
Investments in real estate ventures	—	—	(871)	—	(871)
Purchase of subsidiaries	—	—	(668)	—	(668)
Distributions from investments in real estate ventures	—	—	1,134	—	1,134
Increase in cash surrender value of life insurance policies	38	(276)	—	—	(238)
Increase in restricted assets	(7)	—	—	—	(7)
Investments in subsidiaries	(1,794)	—	—	1,794	—
Capital expenditures	—	(1,638)	(2,187)	—	(3,825)
Pay downs of investment securities	258	—	—	—	258
Investments in real estate, net	—	—	(641)	—	(641)
Net cash used in investing activities	(3,061)	(1,914)	(3,233)	1,794	(6,414)
Cash flows from financing activities:
Repayments of debt	(230,000)	(372)	(94)	—	(230,466)
Borrowings under revolver	—	94,400	—	—	94,400
Repayments on revolver	—	(87,420)	—	—	(87,420)
Capital contributions received	—	400	1,394	(1,794)	—
Intercompany dividends paid	—	(52,589)	(11,500)	64,089	—
Dividends and distributions on common stock	(60,459)	—	—	—	(60,459)
Distributions to non-controlling interest	—	—	(285)	—	(285)
Net cash used in financing activities	(290,459)	(45,581)	(10,485)	62,295	(284,230)
Net (decrease) increase in cash, cash equivalents and restricted cash	(271,052)	24,598	(24,464)	—	(270,918)
Cash, cash equivalents and restricted cash, beginning of period	474,880	23,849	93,000	—	591,729
Cash, cash equivalents and restricted cash, end of period	$203,828	$48,447	$68,536	$—	$320,811

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$18,670	$74,867	$(9,669)	$(43,154)	$40,714
Cash flows from investing activities:
Sale of investment securities	2,357	—	—	—	2,357
Maturities of investment securities	8,112	—	—	—	8,112
Purchase of investment securities	(4,364)	—	—	—	(4,364)
Investments in real estate ventures	—	—	(533)	—	(533)
Investments in real estate, net	—	—	(355)	—	(355)
Distributions from investments in real estate ventures	—	—	219	—	219
Increase in cash surrender value of life insurance policies	11	(47)	—	—	(36)
Increase in restricted assets	(4)	—	—	—	(4)
Repayments of notes receivable	20,000	—	32	(20,000)	32
Pay downs of investment securities	446	—	—	—	446
Investments in subsidiaries	(605)	—	—	605	—
Capital expenditures	(5)	(911)	(3,071)	—	(3,987)
Net cash provided by (used in) investing activities	25,948	(958)	(3,708)	(19,395)	1,887
Cash flows from financing activities:
Repayments of debt	—	(20,422)	(68)	20,000	(490)
Borrowings under revolver	—	55,170	—	—	55,170
Repayments on revolver	—	(61,728)	—	—	(61,728)
Capital contributions received	—	350	255	(605)	—
Intercompany dividends paid	—	(40,119)	(3,035)	43,154	—
Dividends and distributions on common stock	(57,187)	—	—	—	(57,187)
Net cash used in financing activities	(57,187)	(66,749)	(2,848)	62,549	(64,235)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,569)	7,160	(16,225)	—	(21,634)
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$182,150	$27,335	$79,818	$—	$289,303

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2018 and Notes thereto, included in our 2018 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2019 and 2018.

Overview
We are a holding company and are engaged principally in two business segments:

•	Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
Real Estate: the real estate business through our New Valley LLC (“New Valley”) subsidiary, which owns Douglas Elliman Realty, LLC (“Douglas Elliman”) and is seeking to acquire or invest in additional real estate properties or projects. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in South Florida, Southern California, Connecticut, Massachusetts and Aspen, Colorado. On December 31, 2018, New Valley increased its ownership of Douglas Elliman from 70.59% to 100%.

Recent Developments

Maturity of 7.5% Variable Interest Senior Convertible Notes due 2019. In January 2019, we paid $230,000 of principal and $8,102 of accrued interest as full payment of our 7.5% Convertible Notes that matured on January 15, 2019.

Recent Developments in Litigation

Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in state Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in damages (including interest), and $20,000 in punitive damages and attorneys’ fees. In April 2017, the Chancery Court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Liggett filed a demand for arbitration regarding two specific issues and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration. On March 21, 2019, the arbitration panel issued its decision as to the two specific issues before it: (i) the panel ruled in favor of Liggett on the first issue, finding that $294,000 of proceeds from Eve Holdings’ 1999 brand sale should not be included in Liggett’s pre-tax income, which would reduce the amount of compensatory damages, if any, that would be due to Mississippi; and (ii) ruled in favor of Mississippi on the second issue, finding that compensatory damages to Mississippi, if any, would be based on 0.5% of Liggett’s annual pre-tax income for the term of the settlement agreement.  The matter will now proceed to the next phase of the proceeding before the designated Special Master to address damages, if any.  Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the settlement agreement eliminated all of Liggett’s payment obligations to Mississippi, and Liggett intends to appeal that order, as may be necessary, after the Special Master phase of the case concluded.

Critical Accounting Policies

There are no material changes except for the item listed below from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2018. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

Leasing Standard. On January 1, 2019, we adopted ASU No. 2016-02- Leases (Topic 842), therefore, our lease accounting policy has been modified as discussed in Note 3 to our condensed consolidated financial statements.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2019 and 2018 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures.

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Tobacco	$256,756	$267,116
Real estate	164,168	161,850
Total revenues	$420,924	$428,966
Operating income (loss):
Tobacco	$60,144	$63,411	(1)
Real estate	(10,409)	(8,760)	(2)
Corporate and Other	(7,145)	(6,567)
Total operating income	$42,590	$48,084
____________________

(1)	Operating income includes $3,490 of income from a settlement of a long-standing dispute related to the Master Settlement Agreement.

(2)	Operating income includes $2,469 of litigation settlement and judgment income.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues. Total revenues were $420,924 for the three months ended March 31, 2019 compared to $428,966 for the three months ended March 31, 2018. The $8,042 (1.9%) decline in revenues was primarily due to a $10,360 decline in Tobacco revenues, which was primarily related to decreased unit sales volume offset by $2,318 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues.
Cost of sales. Total cost of sales was $286,020 for the three months ended March 31, 2019 compared to $294,275 for the three months ended March 31, 2018. The $8,255 (2.8%) decline in cost of sales was primarily due to a $7,659 decline in Tobacco cost of sales primarily related to lower sales volume. This was offset by a $596 decline in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions.

Expenses. Operating, selling, general and administrative expenses were $92,314 for the three months ended March 31, 2019 compared to $89,076 for the same period last year. The $3,238 (3.6%) increase was due to a $2,094 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman, a $566 increase in Tobacco operating, selling, general and administrative expenses and a $578 increase in Corporate and Other expense.
Operating income. Operating income was $42,590 for the three months ended March 31, 2019 compared to $48,084 for the same period last year, a decline of $5,494 (11.4%). Real Estate operating income declined by $1,649 primarily related to Douglas Elliman’s operations, while Tobacco operating income declined by $3,267 and Corporate and Other operating loss increased by $578.
Other income (expenses). Other expenses were $20,808 and $42,472 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, other expenses primarily consisted of interest expense of $37,520, equity in losses from real estate ventures of $2,439. This was offset by income of $10,349 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $1,362, net gains recognized on investment securities of $4,773, and other income of $2,667. For the three months ended March 31, 2018, other expenses primarily consisted of interest expense of $45,947, net losses recognized on investment securities of $3,340, and equity in losses from real estate ventures of $6,560. This was offset by income of $10,567 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $1,162, and other income of $1,646.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on each of the two series of our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $10,349 and $10,567 for the years ended March 31, 2019 and 2018, respectively.
Income before provision for income taxes. Income before income taxes was $21,782 and $5,612 for the three months ended March 31, 2019 and 2018, respectively.
Income tax expense. Income tax expense was $6,749 for the three months ended March 31, 2019 compared to income tax expense of $1,948 for the three months ended March 31, 2018. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our effective tax rates for the three months ended March 31, 2019 and 2018 were impacted by non-deductibility of interest expense and non-deductible compensation. Our income tax expense for the three months ended March 31, 2019 is lower than the income tax expense for the three months ended March 31, 2018 due to tax planning opportunities available within the Tax Cuts and Jobs Act (“The Tax Act”). The tax planning opportunities relate to our conclusion from guidance issued in the fourth quarter of 2018 that we will be able to allocate some of our interest expense to our real estate business and the deduction of this interest expense will not be limited. (The Tax Act generally limits a corporation’s interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. However, one such excepted trade or business is any electing real property trade or business, which portions of our real estate segment may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation.) The Tax Act also permits us to carry forward disallowed interest expense indefinitely. Even after the allocation of some of our interest expense to the real estate segment, we expect a portion of our interest expense in 2019 and future years to be disallowed as a tax deduction and, based on current projections, we do not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of our annual effective tax rate, we have established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2019. Additionally, for the three months ended March 31, 2019 our annual effective tax rate includes nondeductible executive compensation due to guidance issued in August 2018. We continue to analyze the impact of the nondeductible items on our operations and capital structure. For the three months ended March 31, 2019, our income tax expense was also lower than our estimated annual effective rate by $114 primarily due to an income tax deduction for stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $1.10 per carton in February 2019 and $1.00 per carton in September 2018. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $1.10 per carton in February 2019, $1.00 per carton in September 2018, and $0.90 per carton in March 2018.

All of our Tobacco sales were in the discount category in 2019 and 2018. For the three months ended March 31, 2019, Tobacco revenues were $256,756 compared to $267,116 for the three months ended March 31, 2018. Revenues declined by $10,360 (3.9%) due primarily to a 7.1% (158.6 million units) decline in unit sales volume. We believe our unit volume for the three months ended March 31, 2018 was increased as a result of wholesalers purchasing product in anticipation of the March 2018 price increase. Because the 2019 price increase occurred in February 2019 instead of March 2019, we believe such incremental wholesaler purchasing activity was lower in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. We believe the absence of this incremental buying by wholesalers was a significant contributor to the decline from the 2018 first quarter to the comparable 2019 period.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2019	2018

Manufacturing overhead, raw materials and labor	$28,475	$30,552
Customer shipping and handling	1,492	1,352
Federal Excise Taxes, net	104,633	112,801
FDA expense	6,345	5,605
MSA expense, net of market share exemption	36,358	34,652	(1)
Total cost of sales	$177,303	$184,962
(1) Includes $3,490 reduction in expense from a settlement of a long-standing dispute related to the Master Settlement Agreement.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of March 31, 2019, we estimate taxable shipments in the U.S. will decline by 5% in 2019. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market. For the three months ended March 31, 2019, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of $1,100 because the value of Liggett’s market share exemption declined compared to the three months ended March 31, 2018.
Tobacco gross profit was $79,453 for the three months ended March 31, 2019 compared to $82,154 for the three months ended March 31, 2018, a decline of $2,701. Tobacco gross profit for the three months ended March 31, 2018 included a $3,490 reduction in cost of sales from a settlement of a long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in gross profit for the three months ended March 31, 2019 of $789, primarily attributable to increased pricing associated with the EAGLE 20’s brand. After careful market analysis and based on our successful results, in September 2018, we began the process of shifting focus from volume to income growth by increasing pricing on EAGLE 20’s and PYRAMID, as well as other brands, in connection with industry-wide price increases. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit decreased from 53.2% in the 2018 period to 52.2% in the 2019 period. The decrease is the result of the impact of the 2018 MSA settlement offset by increased EAGLE 20’s pricing as discussed above.
The unfavorable sales volume growth was primarily due to a decline in unit volumes of all brands except EAGLE 20’s. Despite the price increases on EAGLE 20’s in September 2018 and March 2019, EAGLE 20’s unit sales volumes increased by 6.8% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 as a result of momentum from Liggett’s strategy to invest promotional expenses in the brand, which are included as a reduction of revenues. EAGLE 20’s percentage of Liggett’s total unit sales increased from approximately 50% in the three months ended March 31, 2018 to approximately 57% for the three months ended March 31, 2019.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $19,309 for the three months ended March 31, 2019 compared to $18,743 for the three months ended March 31, 2018. Tobacco product liability legal expenses, including settlements and judgments, were $1,463 and $1,508 for the three months ended March 31, 2019 and 2018, respectively.

Tobacco operating income. Tobacco operating income was $60,144 for the three months ended March 31, 2019 compared to $63,411 for the same period last year. Tobacco operating income for the three months ended March 31, 2018 included a $3,490 reduction in cost of sales from a settlement of a long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in operating income for the three months ended March 31, 2019 of $223 primarily attributable to increased EAGLE 20’s pricing, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $164,168 and $161,850 for the three months ended March 31, 2019 and 2018, respectively. Real Estate revenues increased by $2,318 (1.4%), which was primarily related to an increase of $2,197 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s developing marketing and existing-home sales in New York City. This amount was partially offset by declines in existing-home sales in Douglas Elliman’s West market (Los Angeles and Aspen), Northeast market and in its Southeast market, which consists entirely of South Florida.
Real Estate revenues and cost of sales for the three months ended March 31, 2019 and 2018, respectively, were as follows:

	Three Months Ended
	March 31,
	2019	2018
Real Estate Revenues:
Commission and other brokerage income	$152,313	$150,116
Property management revenue	8,351	8,338
Title fees	1,233	989
Sales on facilities primarily from Escena	2,271	2,407
Total real estate revenues	$164,168	$161,850

Real Estate Cost of Sales:
Real estate agent commissions	$107,350	$108,026
Cost of sales on facilities primarily from Escena	1,087	1,092
Title fees	280	195
Total real estate cost of sales	$108,717	$109,313
Brokerage cost of sales. Douglas Elliman real estate agent commissions declined by $676 as a result of changes in the sales mix between markets with varying agent commission percentages.
Douglas Elliman’s gross margin on real estate brokerage income increased from 28.0% for the three months ended March 31, 2018 to 29.5% for the three months ended March 31, 2019 primarily as a result of an increase in commission income generated from its development marketing division and existing-home sales in New City market, which traditionally earn higher gross margins.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses, excluding settlements and judgments, were $65,860 and $63,766 for the three months ended March 31, 2019 and 2018, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s brokerage administrative expenses.
Real Estate operating (loss) income. The Real Estate segment had operating loss of $10,409 for the three months ended March 31, 2019 and operating loss of $8,760 for the three months ended March 31, 2018, an increase of $1,649. Real Estate operating loss for the three months ended March 31, 2018 included $2,469 litigation settlement and judgment income. The remaining difference of $820 was the result of the increase in Douglas Elliman’s gross profit offset by the increase in operating, selling, general and administrative expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $7,145 for the three months ended March 31, 2019 compared to $6,567 for the same period in 2018.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2019:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2019	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$16,691	$—	$16,691	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,450	7,636	10,086	—	450	Acres	—		667 450	R Lots H	N/A	N/A
Investments in real estate, net				$19,141	$7,636	$26,777	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(2,355)	3,007	652	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	9,043	13,833	—	97,000	SF	—		27	R	May 2014	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	8,484	657	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	4,448	(701)	3,747	—	330,000	SF	1,700	SF	157	R	September 2014	June 2019
160 Leroy Street (3)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(626)	1,602	976	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(799)	1,399	600		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	19,630	4,337	23,967	—	160,000	SF	TBD		70	R	October 2015	December 2019
125 Greenwich Street (3)	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	February 2020
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	(197)	(1,749)	—	210,000	SF	—		20 190	R H	May 2015	June 2019
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	6,935	23,935	—	630,000	SF	85,000	SF	236 137	R H	September 2016	June 2020
Monad Terrace	Miami Beach, FL	May 2015	18.2%	7,635	2,005	9,640	—	160,000	SF	—		59	R	May 2016	December 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	5,921	2,109	8,030	—	63,000	SF	—		13	R	June 2017	TBD
15 East 19th St	Brooklyn, NY	April 2017	9.8%	402	92	494	—	24,000	SF	—		33	R	August 2017	July 2019
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	19.8%	8,650	1,490	10,140	—	100,000	SF	150,000	SF	177	R	May 2017	December 2019
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	500	6	506	—	5,200	SF	—		4	R	September 2019	September 2020
Condominium and Mixed Use Development				$20,138	$75,290	$95,428	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$774	$(774)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio		November 2013	16.3%	(1,669)	1,669	—	—	N/A		N/A		N/A		N/A	N/A
Apartment Buildings				$(895)	$895	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	5.2%	$29,470	$(15,008)	$14,462	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,200)	1,848	—	52	Acres	—		101	H	N/A	N/A
Hotels				$30,967	$(14,657)	$16,310	$—

The Plaza at Harmon Meadow (700 Plaza Drive)	Secaucus, NJ	March 2015	49.0%	$4,810	$(3,071)	$1,739	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail (3131 Las Vegas Blvd South)	Las Vegas, NV	December 2016	1.6%	5,042	2,303	7,345	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,852	$(768)	$9,084	$—

Witkoff GP Partners (4)	Multiple	March 2017	15.0%	$14,142	$(784)	$13,358	$5,768	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(11,882)	13,666	1,784	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49%	(387)	758	371	9,010	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$1,873	$13,640	$15,513	$14,778

Investments in real estate ventures				$61,935	$74,400	$136,335	$14,778

Total Carrying Value				$81,076	$82,036	$163,112
(1) The Percentage Owned reflects our estimated current ownership percentage. Our actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

(2) This column only represents capital commitments required under the various joint venture agreements. However, many of the operating agreements provide for the operating partner to call capital. If a joint venture partner, such as New Valley, declines to fund the capital call, then the partner’s ownership percentage could either be diluted or, in some situations, the character of a funding member’s contribution would be converted from a capital contribution to a member loan.

(3) Carrying value as of March 31, 2019, includes non-controlling interest of $488 and $0 respectively.
(4) The Witkoff GP Partners venture consisted of a $1,859 investment in 500 Broadway, a $7,308 investment in Fontainebleau Las Vegas, $466 investment in 1568 Broadway debt, and a $3,725 investment in 701 7th debt.

N/A - Not applicable	SF - Square feet	H - Hotel rooms
TBD -To be determined	R - Residential Units	R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $2,058 as of March 31, 2019. New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of March 31, 2019 were $24,716. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the three months ended March 31, 2019, New Valley capitalized $1,315 of interest costs and utilized (reversed) $930 of previously capitalized interest in connection with the recognition of equity in earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased by $270,918 and $21,634 for the three months ended March 31, 2019 and 2018, respectively.
Cash provided from operations was $19,726 and $40,714 for the three months ended March 31, 2019 and 2018, respectively. The decline primarily related to increases in inventory and accounts receivable balances in the tobacco segment in the 2019 period compared to the 2018 period, lower distributions from real estate ventures in the 2019 period as well as a decline in operating income in the real estate segment in the 2019 period.
Cash used in investing activities was $6,414 for the three months ended March 31, 2019 and cash provided by investing activities was $1,887 for the three months ended March 31, 2018. In the first three months of 2019, cash used in investing activities was for the purchase of investment securities of $20,623, investments in real estate ventures of $871, capital expenditures of $3,825, investments in real estate, net of $641, an increase in cash surrender value of corporate-owned life insurance policies of $238, acquisition of a business of $668, and increase in restricted assets of $7. This was offset by the sale of investment securities of $7,759, pay downs of investment securities of $258, maturities of investment securities of $11,308, and distributions from investments in real estate ventures of $1,134. In the first three months of 2018, cash provided by investing activities was from the sale of investment securities of $2,357, pay downs of investment securities of $446, the maturities of investment securities of $8,112, distributions from investments in real estate ventures of $219, and repayments of notes receivable of $32. This was offset by the purchase of investment securities of $4,364, investments in real estate ventures of $533, capital expenditures of $3,987, investments in real estate, net of $355, an increase in cash surrender value of corporate-owned life insurance policies of $36, and an increase in restricted assets of $4.
Cash used in financing activities was $284,230 and $64,235 for the three months ended March 31, 2019 and 2018, respectively. In the first three months of 2019, cash was used for the dividends and distributions on common stock of $60,459, repayments of debt of $230,466, distributions to non-controlling interest of $285, offset by net borrowings of debt under the revolver of $6,980. In the first three months of 2018, cash was used for the dividends and distributions on common stock of $57,187, repayments of debt of $490, and net repayments of debt under the revolver of $6,558.
For the years ended December 31, 2018, 2017 and 2016, cash payments of dividends and distributions on common stock exceeded cash from operations by $43,533, $79,902 and $101,311, respectively. The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning March 31, 2019, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include repayment of the $232,000 of principal outstanding on our convertible notes due April 2020 (assuming they do not convert into shares of our common stock) and cash interest expense of approximately $110,400, which includes $34,125 from our 10.5% Senior Notes due 2026 that were issued in November 2018, dividends on our outstanding common shares of approximately $241,100, which is based on a historical quarterly cash dividend of $0.40 per share, and other corporate expenses and taxes.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of March 31, 2019, we had cash and cash equivalents of $312,638 (including $59,445 of cash at Douglas Elliman and $47,667 of cash at Liggett), investment securities, which were carried at $134,652 (see Note 5 to condensed consolidated financial statements), and long-term investments, which were carried at $66,768 (and, based on market prices as of March 31, 2019, had a fair value of $120,598, including in-transit redemptions (see Note 6 to condensed consolidated financial statements)). As of March 31, 2019, our investments in real estate ventures were carried at $138,393 and our investments in real estate, net were carried at $26,777.

Corporate Impact of the Tax Act. The Tax Act limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, which portions of our real estate segment may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which would increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We expect a portion of our interest expense in 2019 and future years to be disallowed as a tax deduction and, based on current projections, we do not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of our annual effective tax rate, we have established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2019. We continue to analyze the impact of the nondeductible interest on our operations and capital structure.
Tobacco Litigation. As of March 31, 2019, verdicts have been entered in 16 Engle progeny cases against Liggett. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the judgments entered against it. It is possible that additional cases could be decided unfavorably.
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

	Indenture	March 31, 2019
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$325,651
Leverage ratio, as defined	<3.0 to 1	2.72 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.12 to 1

As of March 31, 2019 and December 31, 2018, we were in compliance with all debt covenants related to the 2025 Indenture.

10.5% Senior Notes due 2026. On November 2, 2018, we issued $325,000 of our 10.5% Senior Notes due 2026. The aggregate net proceeds from the sale of the 10.5% Senior Notes were approximately $315,000 after deducting underwriting discounts, commissions, fees and offering expenses. We used some of the net cash proceeds from the issuance of our 10.5% Senior Notes to retire, the principal amount, plus accrued and unpaid interest on our outstanding 7.5% Variable Interest Senior Convertible Notes in January 2019, and may use the remaining proceeds for general corporate purposes (including to redeem, repurchase, repay or otherwise retire the principal amount, plus accrued and unpaid interest on our outstanding 5.5% Variable Interest Senior Convertible Notes due 2020, at, or prior to, their maturity).
The 10.5% Senior Notes bear interest at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2019, and mature on November 1, 2026. Interest will accrue from November 2, 2018. We may redeem some or all of the 10.5% Senior Notes at any time prior to November 1, 2021 at a make-whole redemption price. On or after November 1, 2021, we may redeem some or all of the 10.5% Senior Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, we may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5%

of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture, each holder of the 10.5% Senior Notes will have the right to require us to make an offer to repurchase some or all of our 10.5% Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the 10.5% Senior Notes plus accrued and unpaid interest to the date of purchase. If we sell certain assets and does not apply the proceeds as required pursuant to the indenture, we must offer to repurchase the 10.5% Senior Notes at the prices listed in the indenture.
The 10.5% Senior Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, and by DER Holdings LLC, through which we indirectly own a 100% interest in Douglas Elliman as of December 31, 2018. DER Holdings LLC does not guarantee our 6.125% Senior Secured Notes.
The indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) restricts our ability to pay dividends and make certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received us, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0x, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0x. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0x, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0x, and restricts our ability to secure debt other than secured debt incurred pursuant to a Secured Leverage Ratio no greater than 3.75x, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0x. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture.

Covenant	Indenture Requirement	March 31, 2019
Consolidated EBITDA, as defined	N/A	$249,578
Fixed charge coverage ratio, as defined	>2.0 to 1	2.56 to 1
Net leverage ratio, as defined	<4.0 to 1	2.77 to 1
Secured leverage ratio, as defined	<3.75 to 1	0.56 to 1
As of March 31, 2019 and December 31, 2018, we were in compliance with all of the debt covenants governing our 10.5% Senior Notes.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of March 31, 2019, $37,770 was outstanding under the revolving and term loan portions of the credit facility, all of which was classified as current liabilities. Availability as determined under the Credit Facility was $20,488 based on eligible collateral at March 31, 2019. At March 31, 2019, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $247,842 for the last twelve months ended March 31, 2019.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of March 31, 2019, we and our subsidiaries had total outstanding indebtedness of $1,475,800, of which $232,000 of our 5.5% variable interest senior convertible notes mature in 2020, $850,000 of our 6.125% Senior Secured Notes mature in 2025, and $325,000 of our 10.5% Senior Notes mature in 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Our 7.5% convertible notes matured on January 15, 2019 and we used the proceeds of the offering of our 10.5% Senior Notes to pay $230,000 of principal and $8,102 of accrued interest on the maturity date. We may utilize the remaining proceeds from the offering of our 10.5% Senior Notes that were not applied to the repayment of our 7.5% convertible notes to repay, repurchase, retire or redeem our 5.5% variable interest senior convertible notes due April 2020 at or prior to the maturity of these convertible notes or for general corporate purposes, including to pursue business opportunities. We will otherwise need to use our liquidity resources to repay the $232,000 of principal outstanding on these notes when they mature in April 2020, either through use of current liquidity on hand or through external financings.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $312,600, investment securities at fair value of approximately $134,700, long-term investments with an estimated value of approximately $120,600, including $3,984 of in-transit redemptions, and availability under Liggett’s credit facility of approximately $20,500 at March 31, 2019. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of March 31, 2019, approximately $37,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2019, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $378.
In addition, as of March 31, 2019, $207,700 ($232,000 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $103 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $5,000 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $21,125 and $21,022. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $21,075 as of March 31, 2019. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held debt securities available for sale totaling $88,605 as of March 31, 2019. See Note 5 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

Equity Security Price Risk

As of March 31, 2019, we held various investments in equity securities with a total fair value of $100,249, of which $46,047 represents equity securities at fair value and $54,202 represents equity securities that qualify for the NAV practical expedient. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 5 and 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and equity securities that qualify for the NAV practical expedient. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of March 31, 2019, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $10,025.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2018, except as follows.  The following paragraph of “Item. 1.  Business--Legislation and Regulation-Advertising and Warnings on Packaging” from our Annual Report on Form 10-K, which is referenced therein, is amended and restated in its entirety:

In June 2011, FDA issued a final rule that would have modified the required warnings that appear on cigarette packages and in cigarette advertisements. The rule would have required each cigarette package and advertisement to bear one of nine new textual warning statements accompanied by graphic images. The warnings would have had to appear on at least the top 50% of the front and rear panels of cigarette packages and occupy at least 20% of cigarette advertisements. In August 2011, a number of cigarette manufacturers, including Liggett, filed a federal lawsuit against FDA challenging the constitutionality of these new graphic images on First Amendment and other grounds and seeking an injunction staying implementation of the graphic images, and other related labeling requirements. In February 2012, on First Amendment grounds, the court granted the industry’s motion for summary judgment permanently enjoining implementation of FDA’s graphic warnings regulation. This decision was affirmed on appeal and FDA did not seek United States Supreme Court review. FDA instead decided to undertake research to support a new graphic warnings rule. In October 2016, the American Academy of Pediatrics and other public health groups filed a federal lawsuit claiming that the FDA had unlawfully withheld and unreasonably delayed action on the rule. In September 2018, the District Court for the District of Massachusetts issued an order granting summary judgment to the plaintiffs and ordered FDA to provide an expedited schedule for the issuance of the rule. FDA subsequently proposed a new deadline for the final rule of May 2021. The plaintiffs responded by asking the court to order FDA to publish a final rule by January 31, 2020.  In March 2019, the court ordered FDA to issue a proposed rule by August 15, 2019, and a final rule by March 15, 2020.  Should FDA ultimately issue new graphic warnings that are deemed constitutionally valid, the decision provides that such warnings would go into effect 15 months after they are issued (June 15, 2021 based on the court-ordered timeline). We cannot predict how the inclusion of new warnings, if ultimately required by FDA in new rulemaking, would impact product sales or whether it would have a material adverse effect on us.

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

Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission.
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

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act have been issued or sold by us during the three months ended March 31, 2019.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended March 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2019	—	$—		—	—
February 1 to February 28, 2019	—	—		—	—
March 1 to March 31, 2019	15,577	11.18	(1)	—	—
Total	15,577	$11.18		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with an employee’s vesting in restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 10, 2019