Form 10-Q
period 2019-06-30
VECTOR GROUP LTD
filed 2019-08-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
At August 5, 2019, Vector Group Ltd. had 140,752,974 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$323,861	$584,581
Investment securities at fair value	135,100	131,569
Accounts receivable - trade, net	44,347	34,246
Inventories	96,934	90,997
Other current assets	38,251	30,828
Total current assets	638,493	872,221
Property, plant and equipment, net	84,262	86,736
Investments in real estate, net	27,212	26,220
Long-term investments (of which $53,175 and $54,628 were carried at fair value)	63,814	66,259
Investments in real estate ventures	144,766	141,105
Operating lease right of use assets	135,134	—
Goodwill and other intangible assets, net	266,082	266,611
Other assets	95,397	90,352
Total assets	$1,455,160	$1,549,504
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$250,659	$256,134
Current portion of fair value of derivatives embedded within convertible debt	17,287	6,635
Current payments due under the Master Settlement Agreement	85,651	36,561
Income taxes payable, net	8,345	5,252
Current operating lease liability	20,339	—
Other current liabilities	175,786	180,338
Total current liabilities	558,067	484,920
Notes payable, long-term debt and other obligations, less current portion	1,180,151	1,386,697
Fair value of derivatives embedded within convertible debt	—	24,789
Non-current employee benefits	62,101	61,288
Deferred income taxes, net	41,465	37,411
Non-current operating lease liability	139,729	—
Payments due under the Master Settlement Agreement	17,275	16,383
Other liabilities	63,068	85,382
Total liabilities	2,061,856	2,096,870
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized,140,953,900 and 140,914,642 shares issued and outstanding	14,095	14,092
Accumulated deficit	(597,786)	(542,169)
Accumulated other comprehensive loss	(23,493)	(19,982)
Total Vector Group Ltd. stockholders' deficiency	(607,184)	(548,059)
Non-controlling interest	488	693
Total stockholders' deficiency	(606,696)	(547,366)
Total liabilities and stockholders' deficiency	$1,455,160	$1,549,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Tobacco*	$294,501	$274,833	$551,257	$541,949
Real estate	243,931	206,655	408,099	368,505
Total revenues	538,432	481,488	959,356	910,454

Expenses:
Cost of sales:
Tobacco*	204,461	192,761	381,764	377,723
Real estate	163,713	140,005	272,430	249,318
Total cost of sales	368,174	332,766	654,194	627,041

Operating, selling, administrative and general expenses	93,359	86,336	185,673	175,412
Litigation settlement and judgment expense (income)	655	525	655	(1,944)
Operating income	76,244	61,861	118,834	109,945

Other income (expenses):
Interest expense	(32,753)	(48,421)	(70,273)	(94,368)
Change in fair value of derivatives embedded within convertible debt	3,788	10,717	14,137	21,284
Equity in earnings (losses) from real estate ventures	6,391	(2,112)	3,952	(8,672)
Other, net	3,096	9,711	11,898	9,179
Income before provision for income taxes	56,766	31,756	78,548	37,368
Income tax expense	17,459	12,760	24,208	14,708

Net income	39,307	18,996	54,340	22,660

Net (income) loss attributed to non-controlling interest	—	(1,178)	(80)	2,369

Net income attributed to Vector Group Ltd.	$39,307	$17,818	$54,260	$25,029

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.27	$0.12	$0.36	$0.15

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.27	$0.12	$0.35	$0.15

* Revenues and cost of sales include federal excise taxes of $119,943, $115,970, $224,576, and $228,771, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income	$39,307	$18,996	$54,340	$22,660

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	346	(230)	723	(922)
Net unrealized (gains) losses reclassified into net income	(4)	229	(37)	824
Net unrealized gains (losses) on investment securities available for sale	342	(1)	686	(98)

Net change in pension-related amounts
Amortization of loss	491	441	948	883
Net change in pension-related amounts	491	441	948	883

Other comprehensive income	833	440	1,634	785

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(94)	63	(198)	252
Net unrealized (gains) losses reclassified into net income on investment securities	1	(63)	10	(226)
Pension-related amounts	(135)	(121)	(260)	(242)
Income tax provision on other comprehensive income	(228)	(121)	(448)	(216)

Other comprehensive income, net of tax	605	319	1,186	569

Comprehensive income	39,912	19,315	55,526	23,229

Comprehensive loss (income) attributed to non-controlling interest	—	(1,178)	(80)	2,369
Comprehensive income attributed to Vector Group Ltd.	$39,912	$18,137	$55,446	$25,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2019	140,899,065	$14,090	$—	$(580,581)	$(24,098)	$488	$(590,101)
Net income	—	—	—	39,307	—	—	39,307
Total other comprehensive income	—	—	—	—	605	—	605
Distributions and dividends on common stock ($0.40 per share)	—	—	(2,285)	(56,512)	—	—	(58,797)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(5,165)	(1)	(47)	—	—	—	(48)
Stock-based compensation	—	—	2,338	—	—	—	2,338
Balance as of June 30, 2019	140,953,900	$14,095	$—	$(597,786)	$(23,493)	$488	$(606,696)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2018	134,365,424	$13,437	$—	$(459,996)	$(18,357)	$70,697	$(394,219)
Net income	—	—	—	17,818	—	1,178	18,996
Total other comprehensive income	—	—	—	—	319	—	319
Distributions and dividends on common stock ($0.38 per share)	—	—	(2,453)	(53,459)	—	—	(55,912)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Effect of stock dividend*	6,719,855	672	—	(672)	—	—	—
Stock-based compensation	—	—	2,456	—	—	—	2,456
Distributions to non-controlling interest	—	—	—	—	—	(359)	(359)
Balance as of June 30, 2018	141,116,945	$14,112	$—	$(496,309)	$(18,038)	$71,516	$(428,719)

*    Represents the effect of the September 27, 2018 stock dividend on the second quarter 2018 common-stock activity.

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2019	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	54,260	—	80	54,340
Total other comprehensive income	—	—	—	—	1,186	—	1,186
Distributions and dividends on common stock ($0.80 per share)	—	—	(4,550)	(113,024)	—	—	(117,574)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(20,742)	(3)	(218)	—	—	—	(221)
Stock-based compensation	—	—	4,774	—	—	—	4,774
Distributions to non-controlling interest	—	—	—	—	—	(285)	(285)
Balance as of June 30, 2019	140,953,900	$14,095	$—	$(597,786)	$(23,493)	$488	$(606,696)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$82,159	$(331,760)
Impact of adoption of new accounting standards	—	—	—	1,094	(6,036)	(7,915)	(12,857)
Net income	—	—	—	25,029	—	(2,369)	22,660
Total other comprehensive income	—	—	—	—	569	—	569
Distributions and dividends on common stock ($0.76 per share)	—	—	(4,837)	(106,975)	—	—	(111,812)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Effect of stock dividend*	6,719,855	672	—	(672)	—	—	—
Stock-based compensation	—	—	4,840	—	—	—	4,840
Distributions to non-controlling interest	—	—	—	—	—	(359)	(359)
Balance as of June 30, 2018	141,116,945	$14,112	$—	$(496,309)	$(18,038)	$71,516	$(428,719)

*    Represents the effect of the September 27, 2018 stock dividend on the second quarter 2018 common-stock activity.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$98,102	$122,426
Cash flows from investing activities:
Sale of investment securities	12,942	2,647
Maturities of investment securities	28,610	10,598
Purchase of investment securities	(44,222)	(12,402)
Investments in real estate ventures	(21,908)	(4,343)
Distributions from investments in real estate ventures	23,200	27,134
Increase in cash surrender value of life insurance policies	(789)	(809)
Decrease in restricted assets	668	262
Proceeds from sale of fixed assets	8	—
Capital expenditures	(6,320)	(8,616)
Repayments of notes receivable	—	32
Purchase of subsidiaries	(668)	(403)
Pay downs of investment securities	545	928
Investments in real estate, net	(1,153)	(1,009)
Net cash (used in) provided by investing activities	(9,087)	14,019
Cash flows from financing activities:
Deferred financing costs	(33)	—
Repayments of debt	(230,771)	(987)
Borrowings under revolver	172,224	134,310
Repayments on revolver	(169,727)	(137,877)
Dividends and distributions on common stock	(118,748)	(112,462)
Distributions to non-controlling interest	(285)	(359)
Net cash used in financing activities	(347,340)	(117,375)
Net (decrease) increase in cash, cash equivalents and restricted cash	(258,325)	19,070
Cash, cash equivalents and restricted cash, beginning of period	591,729	310,937
Cash, cash equivalents and restricted cash, end of period	$333,404	$330,007

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

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributed to Vector Group Ltd.	$39,307	$17,818	$54,260	$25,029
Income attributed to participating securities	(2,027)	(1,692)	(4,029)	(3,464)
Net income applicable to common shares attributed to Vector Group Ltd.	$37,280	$16,126	$50,231	$21,565

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributed to Vector Group Ltd.	$39,307	$17,818	$54,260	$25,029
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	—	(1,246)	—
Income attributed to participating securities	(2,027)	(1,692)	(4,029)	(3,464)
Net income applicable to common shares attributed to Vector Group Ltd.	$37,280	$16,126	$48,985	$21,565

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-average shares for basic EPS	139,532,405	139,301,817	139,514,592	139,295,176
Plus incremental shares related to convertible debt	—	—	1,380,717	—
Plus incremental shares related to stock options and non-vested restricted stock	11,507	335,827	13,564	336,287
Weighted-average shares for diluted EPS	139,543,912	139,637,644	140,908,873	139,631,463

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2019 and 2018, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods and the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted-average shares of non-vested restricted stock	1,340,781	—	1,340,781	—
Weighted-average expense per share	$18.82	$—	$18.82	$—
Weighted-average number of shares issuable upon conversion of debt	10,901,963	28,819,626	10,901,963	28,819,626
Weighted-average conversion price	$21.28	$16.96	$21.28	$16.96

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At June 30, 2019, the range of estimated fair values of the Company’s embedded derivatives was between $17,221 and $17,355. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $17,287 as of June 30, 2019. At December 31, 2018, the range of estimated fair values of the Company’s embedded derivatives was between $31,371 and $31,519. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $31,424 as of December 31, 2018. The estimated fair value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 8.)

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income	$3,139	$2,145	$6,347	$4,067
Equity in (losses) earnings from investments	(1,685)	4,813	(323)	5,975
Net gains (losses) recognized on investment securities	2,315	3,006	7,088	(333)
Net periodic benefit cost other than the service costs	(575)	(254)	(1,116)	(507)
Other (expense) income	(98)	1	(98)	(23)
Other, net	$3,096	$9,711	$11,898	$9,179

(g)	Other Assets:

Other assets consisted of:

	June 30, 2019	December 31, 2018
Restricted assets	$6,327	$6,306
Prepaid pension costs	24,489	23,869
Other assets	64,581	60,177
Total other assets	$95,397	$90,352

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	June 30, 2019	December 31, 2018
Accounts payable	$9,852	$13,144
Accrued promotional expenses	26,586	37,940
Accrued excise and payroll taxes payable, net	16,044	14,612
Accrued interest	32,375	38,673
Commissions payable	26,698	12,975
Accrued salary and benefits	21,231	30,228
Contract liabilities	8,159	—
Allowance for sales returns	7,042	6,935
Other current liabilities	27,799	25,831
Total other current liabilities	$175,786	$180,338

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)	Goodwill and Other Intangible Assets, Net:
The components of “Goodwill and other intangible assets, net” were as follows:

	June 30, 2019	December 31, 2018
Goodwill	$78,008	$77,568

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	563	1,532

Total goodwill and other intangible assets, net	$266,082	$266,611

(i)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the Statement of Cash Flows were as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$323,861	$584,581
Restricted cash and cash equivalents included in other current assets	5,086	2,697
Restricted cash and cash equivalents included in other assets	4,457	4,451
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$333,404	$591,729

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), sets forth a current expected credit loss model that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Tobacco Segment Revenues:
Core Discount Brands - EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT, and EVE	$267,277	$248,370	$500,383	$489,901
Other Brands	27,224	26,463	50,874	52,048
Total tobacco revenues	$294,501	$274,833	$551,257	$541,949

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended June 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$104,301	$39,880	$31,324	$31,653	$207,158
Development marketing	22,718	—	436	22	23,176
Property management revenue	10,048	170	—	—	10,218
Title fees	—	2,400	—	—	2,400
Total Douglas Elliman revenue	137,067	42,450	31,760	31,675	242,952
Other real estate revenues	—	—	—	979	979
Total real estate revenues	$137,067	$42,450	$31,760	$32,654	$243,931

	Three Months Ended June 30, 2018
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$76,175	$43,228	$31,909	$28,099	$179,411
Development marketing	10,559	129	4,788	49	15,525
Property management revenue	8,560	181	—	—	8,741
Title fees	—	1,922	—	—	1,922
Total Douglas Elliman revenue	95,294	45,460	36,697	28,148	205,599
Other real estate revenues	—	—	—	1,056	1,056
Total real estate revenues	$95,294	$45,460	$36,697	$29,204	$206,655

	Six Months Ended June 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$169,980	$70,991	$54,295	$50,182	$345,448
Development marketing	34,104	—	3,066	29	37,199
Property management revenue	18,215	354	—	—	18,569
Title fees	—	3,633	—	—	3,633
Total Douglas Elliman revenue	222,299	74,978	57,361	50,211	404,849
Other real estate revenues	—	—	—	3,250	3,250
Total real estate revenues	$222,299	$74,978	$57,361	$53,461	$408,099

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended June 30, 2018
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$136,583	$75,906	$56,307	$49,511	$318,307
Development marketing	21,169	252	5,081	243	26,745
Property management revenue	16,698	381	—	—	17,079
Title fees	—	2,911	—	—	2,911
Total Douglas Elliman revenue	174,450	79,450	61,388	49,754	365,042
Other real estate revenues	—	—	—	3,463	3,463
Total real estate revenues	$174,450	$79,450	$61,388	$53,217	$368,505

Contract Balances
The following table provides information about contracts assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	June 30, 2019	January 1, 2019
Receivables, which are included in accounts receivable - trade, net	$2,321	$2,050
Contract assets, net, which are included in other current assets	9,481	9,264
Payables, which are included in other current liabilities	1,373	1,082
Contract liabilities, which are included in other current liabilities	8,159	7,071
Contract assets, net, which are included in other assets	18,693	15,794
Contract liabilities, which are included in other liabilities	34,398	30,445

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables increased $271 for the six-month period ended June 30, 2019 primarily due to revenue accrued as performance obligations are satisfied of $2,206, offset by cash collections. Correspondingly, payables increased $291 primarily due to additional expense accruals as performance obligations are satisfied of $1,532, offset by cash payments.
Contract assets increased by $3,116 during the six months ended June 30, 2019 due to $8,217 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of June 30, 2019, the Company estimates approximately $8,159 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $5,041 during the six months ended June 30, 2019 due to $10,747 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the quarter. The Company recognized revenue of $5,031 for the six months ended June 30, 2019, that were included in the contract liabilities balances at January 1, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods for the three and six months ended June 30, 2019 and 2018, respectively.

3.	LEASES

Leasing Accounting Pronouncement Adoption

On January 1, 2019, the Company adopted ASU No. 2016-02 - Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019 with a cumulative effect adjustment as of that date. All comparative periods prior to January 1, 2019 retain the financial reporting and disclosure requirements of ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The package of three expedients includes: 1) the ability to carry forward the historical lease classification, 2) the elimination of the requirement to reassess whether existing or expired agreements contain leases, and 3) the elimination of the requirement to reassess initial direct costs. The Company also elected the practical expedient related to short-term leases without purchase options reasonably certain to exercise, allowing it to exclude leases with terms of less than twelve (12) months from capitalization for all asset classes. The Company did not elect the hindsight practical expedient when determining the lease terms. The adoption of the new standard resulted in the recording of right-of-use (“ROU”) assets and lease liabilities of $128,890 and $153,676, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities reflects the reclassification of historical deferred rent balances of approximately $22,881, and tenant improvement receivable of $355 as adjustments to the ROU asset balances, and an adjustment that increased accumulated deficit by $1,550 to recognize the impairment in ROU assets for asset groups previously identified as being impaired. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The new standard had no material impact on liquidity and had no impact on the Company’s debt-covenant compliance under its current debt agreements.

Leasing Policies
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and lease liabilities on the Company’s balance sheets. Finance leases are included in investments in real estate, net, property, plant and equipment and current and long-term portions of notes payable and long-term debt on the Company’s balance sheets.
ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and is reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease cost is recognized on a straight-line basis over the shorter of the useful life of the asset and the lease term.
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
The components of lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Operating lease cost	$9,630	$18,505
Short-term lease cost	279	513
Variable lease cost	898	1,690

Finance lease cost:
Amortization	63	119
Interest on lease liabilities	4	7
Total lease cost	$10,874	$20,834

Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$18,440
Operating cash flows from finance leases	7
Financing cash flows from finance leases	113

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,061
Finance leases	123

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	June 30,
	2019
Operating leases:
Operating lease right-of-use assets	$135,134

Current operating lease liability	$20,339
Non-current operating lease liability	139,729
Total operating lease liabilities	$160,068

Finance leases:
Investments in real estate, net	$133	(1)

Property, plant and equipment, at cost	$309
Accumulated amortization	(166)
Property and equipment, net	$143

Current portion of notes payable and long-term debt	$168
Notes payable, long-term debt and other obligations, less current portion	108
Total finance lease liabilities	$276

Weighted average remaining lease term:
Operating leases	8.62
Finance leases	2.60

Weighted average discount rate:
Operating leases	11.05%
Finance leases	8.46%

(1)	Included in Investments in real estate, net on the condensed consolidated balance sheet are financing lease equipment, at cost of $729 and accumulated amortization of $596 as of June 30, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
Remainder of 2019	$19,389	$118
2020	33,597	86
2021	30,914	33
2022	28,012	31
2023	26,460	31
2024	21,265	8
Thereafter	100,120	—
Total lease payments	259,757	307
Less imputed interest	(99,689)	(31)
Total	$160,068	$276

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2019	$35,973	$69	$35,904
2020	29,917	—	29,917
2021	27,592	—	27,592
2022	25,185	—	25,185
2023	23,589	—	23,589
Thereafter	104,126	—	104,126
Total	$246,382	$69	$246,313

The Company has one lease for office space wherein the lessor is an affiliate of a significant shareholder of the Company. This lease represents $1,446 of the ROU asset balances and $1,505 of lease liability balances as of June 30, 2019. The rent expense for this lease was approximated $114 and $229 for the three and six months ended June 30, 2019.
As of June 30, 2019, the Company had additional operating leases for office space and equipment, that have not yet commenced, of $1,102 in undiscounted lease payments. The operating leases will commence in the third and fourth quarter of 2019 with lease terms ranging between 2 to 10 years.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	INVENTORIES

Inventories consisted of:

	June 30, 2019	December 31, 2018
Leaf tobacco	$47,108	$42,917
Other raw materials	3,782	3,750
Work-in-process	331	1,931
Finished goods	67,751	63,937
Inventories at current cost	118,972	112,535
LIFO adjustments	(22,038)	(21,538)
	$96,934	$90,997

All of the Company’s inventories at June 30, 2019 and December 31, 2018 are reported under the LIFO method. The $22,038 LIFO adjustment as of June 30, 2019 decreases the current cost of inventories by $15,432 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process and $6,362 for Finished goods. The $21,538 LIFO adjustment as of December 31, 2018 decreased the current cost of inventories by $14,932 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process and $6,362 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At June 30, 2019, Liggett had tobacco purchase commitments of approximately $25,795. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $17,815 and $16,001 at June 30, 2019 and December 31, 2018, respectively. Federal excise tax capitalized in inventory was $26,437 and $26,419 at June 30, 2019 and December 31, 2018, respectively.

5.	INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	June 30, 2019	December 31, 2018
Debt securities available for sale	$88,831	$84,367
Equity securities at fair value	46,269	47,202
Total investment securities at fair value	$135,100	$131,569

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net gains recognized on equity securities	$2,311	$3,236	$7,051	$491
Net gains (losses) recognized on debt securities available for sale	6	(5)	42	(13)
Gross realized losses on other-than-temporary impairments	(2)	(225)	(5)	(811)
Net gains (losses) recognized on investment securities	$2,315	$3,006	$7,088	$(333)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Sales of investment securities totaled $12,942 and $2,647 and proceeds from early redemptions by issuers totaled $29,155 and $11,526 for the six months ended June 30, 2019 and 2018, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

(a) Debt Securities Available for Sale
The components of debt securities available for sale at June 30, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$87,977	$854	$—	$88,831
Total debt securities available for sale	$87,977	$854	$—	$88,831

The table below summarizes the maturity dates of debt securities available for sale at June 30, 2019.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$19,535	$7,797	$11,738	$—
Corporate securities	47,427	13,341	34,086	—
U.S. mortgage-backed securities	8,623	4,026	4,597	—
Commercial mortgage-backed securities	394	29	365	—
Commercial paper	9,026	9,026	—	—
Index-linked U.S. bonds	2,664	2,664	—	—
Foreign fixed-income securities	1,162	654	508	—
Total debt securities available for sale by maturity dates	$88,831	$37,537	$51,294	$—

The components of debt securities available for sale at December 31, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$84,199	$168	$—	$84,367
Total debt securities available for sale	$84,199	$168	$—	$84,367

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at June 30, 2019 and December 31, 2018, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross realized gains on sales	$9	$2	$47	$2
Gross realized losses on sales	(3)	(7)	(5)	(15)
Net gains (losses) recognized on debt securities available for sale	$6	$(5)	$42	$(13)

Gross realized losses on other-than-temporary impairments	$(2)	$(225)	$(5)	$(811)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

	June 30, 2019	December 31, 2018
Marketable equity securities	$24,257	$26,010
Mutual funds invested in fixed income securities	22,012	21,192
Total equity securities at fair value	$46,269	$47,202

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net gains recognized on equity securities (1)	$2,311	$3,236	$7,051	$491
Less: Net gains recognized on equity securities sold (2)	278	53	410	183
Net unrealized gains recognized on equity securities still held at the reporting date	$2,033	$3,183	$6,641	$308

(1)
Includes $1,911 and $1,505 of net gains recognized on equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient during the three months ended June 30, 2019 and 2018, respectively, and $5,470 and $3,236 of net gains recognized on equity securities at fair value that qualify for the NAV practical expedient during the six months ended June 30, 2019 and 2018, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 6.

(2)
Includes $215 and $649 of gains recognized on sales of equity securities at fair value that qualify for the NAV practical expedient during the three and six months ended June 30, 2019. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 6.

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

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of an investment in the common stock of a reinsurance company at June 30, 2019 and December 31, 2018, respectively. The total carrying value of this investment was $5,000 and was included in “Other assets” on the condensed consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2019 and 2018, respectively.

6.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	June 30, 2019	December 31, 2018
Equity securities at fair value that qualify for the NAV practical expedient	$53,175	$54,628
Equity-method investments	10,639	11,631
	$63,814	$66,259

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
The Company redeemed a portion of one of its investments that qualify for the NAV practical expedient during June 2019. The Company recorded $4,271 of in-transit redemptions from the proceeds in Other current assets at June 30, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Equity-method investments consisted of the following:

	June 30, 2019	December 31, 2018
Indian Creek Investors LP (“Indian Creek”)	$719	$1,167
Boyar Value Fund (“Boyar”)	9,444	8,384
Ladenburg Thalmann Financial Services Inc. (“LTS”)	476	2,080
Castle Brands, Inc. (“Castle”)	—	—
	$10,639	$11,631

At June 30, 2019, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 12.52%, 34.57%, 10.29% and 7.63%, respectively. The Company accounted for its Indian Creek and Boyar interests as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The fair value of the investment in Boyar, based on the quoted market price as of June 30, 2019, was $9,444, equal to its carrying value. At June 30, 2019, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $52,106 and $5,932, respectively.
The Company received cash distributions of $855 and $779 from the Company’s equity-method investments for the six months ended June 30, 2019 and 2018, respectively. The Company recognized equity in losses from equity-method investments of $1,685 and equity in earnings from equity-method investments of $4,813 for the three months ended June 30, 2019 and 2018, respectively. The Company recognized equity in losses from equity-method investments of $323 and equity in earnings of $5,975 for the six months ended June 30, 2019 and 2018, respectively. The Company has suspended its recognition of equity in losses from Castle to the extent such losses exceed its basis.
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

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	June 30, 2019	December 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$84,593	$65,007
All other U.S. areas	15.0% - 48.5%	28,903	31,392
		113,496	96,399
Hotels:
New York City SMSA	5.2% - 18.4%	2,615	15,782
International	49.0%	1,970	2,334
		4,585	18,116
Commercial:
New York City SMSA	49.0%	2,121	1,867
All other U.S. areas	1.6%	7,354	7,053
		9,475	8,920

Other:	15.0% - 50.0%	17,210	17,670
Investments in real estate ventures		$144,766	$141,105
______________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Six Months Ended June 30,
	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$21,537	$533
	21,537	533
Hotels:
New York City SMSA	172	167
	172	167

Other:	199	3,643
Total contributions	$21,908	$4,343

During the six months ended June 30, 2019, New Valley did not make certain capital contributions to Monad Terrace, a Condominium and Mixed Use Development located in All other U.S. areas. The Company’s ownership percentage was reduced from 18.0% to 17.9% for the six months ended June 30, 2019. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

during the six months ended June 30, 2019 and June 30, 2018. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Six Months Ended June 30,
	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$571	$34,490
All other U.S. areas	1,279	—
	1,850	34,490
Apartment Buildings:
All other U.S. areas	3	201
	3	201
Hotels:
New York City SMSA	21,572	—
	21,572	—
Commercial:
New York City SMSA	9	—
All other U.S. areas	129	341
	138	341

Other	1,697	644
Total distributions	$25,260	$35,676

Of the distributions received by New Valley from its investment in real estate ventures, $2,060 and $8,542 were from distributions of earnings for the six months ended June 30, 2019 and 2018, respectively, and $23,200 and $27,134 were a return of capital for the six months ended June 30, 2019 and 2018, respectively. Distributions from earnings are included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$(1,120)	$(152)	$(3,226)	$(3,613)
All other U.S. areas	(2,258)	(321)	(2,366)	(826)
	(3,378)	(473)	(5,592)	(4,439)
Apartment Buildings:
All other U.S. areas	3	(1,717)	3	(3,297)
	3	(1,717)	3	(3,297)
Hotels:
New York City SMSA	8,942	(636)	8,234	(1,450)
International	122	(143)	(364)	(568)
	9,064	(779)	7,870	(2,018)
Commercial:
New York City SMSA	384	(121)	263	(388)
All other U.S. areas	79	913	371	1,143
	463	792	634	755

Other:	239	65	1,037	327
Equity in earnings (losses) from real estate ventures	$6,391	$(2,112)	$3,952	$(8,672)

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of three New York City SMSA and one All other U.S. areas Condominium and Mixed Use Development ventures were less than their carrying value as of June 30, 2019. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in earnings from real estate ventures of $3,866 for the three and six months ended June 30, 2019.
As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Condominium and Mixed Use Development venture was less than its carrying value as of June 30, 2018. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $2,700 and $10,174, of which $2,113 and $8,467 were attributed to the Company for the three and six months ended June 30, 2018, respectively.
Investment in Real Estate Ventures Entered into during 2019:

In February 2019, New Valley invested $500 for an approximate 37.0% interest in 352 6th, LLC. The joint venture plans to develop a condominium complex. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 352 6th, LLC was $517 at June 30, 2019.
In April 2019, New Valley invested $10,018 for an approximate 17.0% interest in Meatpacking Plaza. The joint venture plans to construct a mixed use development. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Meatpacking Plaza was $10,251 at June 30, 2019.
Also in April 2019, New Valley invested $5,000 for an approximate 5.5% interest in 9 DeKalb. The joint venture plans to develop a mixed use development. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 9 DeKalb was $5,116 at June 30, 2019.

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

The carrying amount of the consolidated assets of the VIEs was $976 and $1,387 as of June 30, 2019 and December 31, 2018, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of June 30, 2019 and December 31, 2018. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

June 30, 2019
Condominium and Mixed Use Development:
New York City SMSA	$89,515
All other U.S. areas	41,403
130,918
Hotels:
New York City SMSA	2,615
International	1,970
4,585
Commercial:
New York City SMSA	2,121
All other U.S. areas	7,354
9,475

Other:	31,988
Total maximum exposure to loss	$176,966

New Valley capitalized $1,688 and $3,003 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2019. New Valley capitalized $2,094 and $4,303 of interest costs into the carrying value of its venture whose projects were currently under development for the three and six months ended June 30, 2018.

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $11,223 and $8,145 from these projects for the six months ended June 30, 2019 and 2018, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
The following summarized financial data for certain unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for the 125 Greenwich Street investment. New Valley has elected a one-month lag reporting period for the investment.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Condominium and Mixed Use Development:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income Statement
Revenue	$2	$12	$3	$21
Other expenses	2,013	143,723	2,755	144,478
Loss from continuing operations	$(2,011)	$(143,711)	$(2,752)	$(144,457)

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	June 30, 2019	December 31, 2018
Escena, net	$10,009	$10,170
Sagaponack	17,203	16,050
Investments in real estate, net	$27,212	$26,220

Escena.  The assets of “Escena, net” were as follows:

	June 30, 2019	December 31, 2018
Land and land improvements	$8,910	$8,910
Building and building improvements	1,900	1,900
Other	1,608	2,162
	12,418	12,972
Less accumulated depreciation	(2,409)	(2,802)
	$10,009	$10,170

New Valley recorded operating losses of $354 and $290 for the three months ended June 30, 2019 and 2018, respectively, from Escena. New Valley recorded operating income of $332 and $510 for the six months ended June 30, 2019 and 2018, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of June 30, 2019, the assets of Sagaponack consisted of land and land improvements of $17,203.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	June 30, 2019	December 31, 2018
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026	325,000	325,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $0 and $3,359*	—	226,641
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $18,852 and $29,465*	213,148	202,535
Liggett:
Revolving credit facility	31,026	28,381
Term loan under credit facility	2,262	2,409
Equipment loans	545	1,039
Other	30,264	30,440
Notes payable, long-term debt and other obligations	1,452,245	1,666,445
Less:
Debt issuance costs	(21,435)	(23,614)
Total notes payable, long-term debt and other obligations	1,430,810	1,642,831
Less:
Current maturities	(250,659)	(256,134)
Amount due after one year	$1,180,151	$1,386,697
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($0 at June 30, 2019 and $6,635 at December 31, 2018, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($17,287 at June 30, 2019 and $24,789 at December 31, 2018, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of June 30, 2019, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
10.5% Senior Notes due 2026 — Vector:
As of June 30, 2019, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
7.5% Variable Interest Senior Convertible Notes due 2019 — Vector:
In January 2019, the Company paid $230,000 of principal and $8,102 of accrued interest as full payment of its 7.5% Variable Interest Senior Convertible Notes that matured on January 15, 2019.
5.5% Variable Interest Senior Convertible Debentures due 2020 — Vector:
As of June 30, 2019, the Company was in compliance with all debt covenants related to its 5.5% Variable Interest Senior Convertible Debentures due 2020.
Revolving Credit Facility and Term Loan Under Credit Facility — Liggett:
As of June 30, 2019, a total of $33,288 was outstanding under the revolving and term loan portions of the credit facility. The total outstanding balance under the revolving and term loan portions of the credit facility was classified as current debt as of June 30, 2019. Availability, as determined under the facility, was approximately $21,800 based on eligible collateral at June 30, 2019. As of June 30, 2019, the Company’s applicable subsidiaries were in compliance with all debt covenants under this revolving and term loan facility.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense — Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization of debt discount, net	$5,447	$20,386	$13,972	$38,579
Amortization of debt issuance costs	1,053	2,914	2,238	5,625
	$6,500	$23,300	$16,210	$44,204

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2019			December 31, 2018
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Senior Notes	$1,175,000		$1,094,888	$1,175,000		$1,034,500
Variable Interest Senior Convertible Debt	213,148		239,090	429,176		468,704
Liggett and other	64,097		64,105	62,269		62,255
Notes payable and long-term debt	$1,452,245	(1)	$1,398,083	$1,666,445	(1)	$1,565,459

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 12.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2019 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2019 and 2018, Liggett incurred tobacco product liability legal expenses and costs totaling $3,737 and $3,584, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of June 30, 2019, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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
Individual Actions
As of June 30, 2019, there were 36 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	24
Illinois	5
New York	2
Louisiana	2
West Virginia	2
Ohio	1

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of June 30, 2019, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 9, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
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
In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and in September 2017 Liggett entered into an agreement to settle 20 Engle progeny cases for $4,100. As of June 30, 2019, Liggett (and in certain cases the Company) had, on an individual basis, settled an additional 187 Engle progeny cases for approximately $7,700 in the aggregate. Two of these settlements occurred in the second quarter of 2019.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, 62 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Judgments Paid in Engle Progeny Cases.
As of June 30, 2019, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. An adverse verdict against Liggett for $160 in Santoro is currently on appeal.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett Only Cases
There is currently one case pending where Liggett is the sole defendant: Cowart, a Florida Individual Action where there has been no recent activity. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Class Actions
As of June 30, 2019, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant, although the West Virginia case, described below, has been settled, pending final documentation. Other cigarette manufacturers are also named in the two remaining cases.
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
Although not technically a class action, in In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from that trial. In May 2013, the jury rejected all but one of the plaintiffs’ claims against the non-Liggett defendants, finding in favor of plaintiffs on the claim that ventilated filter cigarettes between 1964 and July 1, 1969 should have included instructions on how to use them. The court entered judgment in October 2013, dismissing all claims against the non-Liggett defendants except the ventilated filter claim on behalf of 30 plaintiffs. Subsequently, these claims were settled by the non-Liggett defendants.
In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In June 2019, Liggett reached a tentative settlement of the litigation. As a result, all further proceedings in the case have been stayed. Liggett accrued for this matter in the second quarter of 2019.
Health Care Cost Recovery Actions
As of June 30, 2019, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Upcoming Trials
As of June 30, 2019, there was one Individual Action and two Engle Progeny cases scheduled for trial through June 30, 2020, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $32,840 for years 2013 - 2018. Liggett and Vector Tobacco may be entitled to further adjustments. As of June 30, 2019, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of June 30, 2019, there remains approximately $36,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2018 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement alleging that Liggett owes Mississippi at least $27,000 in compensatory damages (including interest) as well as punitive damages and attorneys’ fees. In April 2017, the Chancery Court ruled that the settlement agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In May 2017, Liggett filed a Petition for Interlocutory Appeal to the Mississippi Supreme Court, which was denied. Liggett filed a demand for arbitration regarding two specific issues and moved in Chancery Court to compel arbitration and stay the proceedings pending before the Special Master.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration and stayed the proceedings before the Special Master pending completion of the arbitration. On March 21, 2019, the arbitration panel issued its decision on the two specific issues before it: (i) the panel ruled in favor of Liggett, finding that the $294,000 of proceeds from Eve Holdings’ 1999 brand sale should not be included in Liggett’s pre-tax income, which would reduce the amount of compensatory damages, if any, that would be due to Mississippi; and (ii) ruled in favor of Mississippi on the remaining issue, finding that compensatory damages to Mississippi, if any, would be based on 0.5% of Liggett’s annual pre-tax income for the term of the settlement agreement.  In May 2019, Mississippi withdrew its claim for punitive damages and attorneys’ fees. The matter has now returned to the Special Master and an evidentiary hearing is set for September 16, 2019.  Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the settlement agreement eliminated all of Liggett’s payment obligations to Mississippi, and will evaluate its appellate options at the conclusion of the case.
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
Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note 9, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2019 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2019	$36,561	$310	$36,871	$16,383	$21,794	$38,177
Expenses	80,128	655	80,783	—	—	—
Change in MSA obligations capitalized as inventory	1,813	—	1,813	—	—	—
Payments	(31,959)	(355)	(32,314)	—	—	—
Reclassification to/(from) non-current liabilities	(892)	3,338	2,446	892	(3,338)	(2,446)
Interest on withholding	—	95	95	—	1,076	1,076
Balance as of June 30, 2019	$85,651	$4,043	$89,694	$17,275	$19,532	$36,807
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2018 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2018	$12,385	$260	$12,645	$21,479	$19,840	$41,319
Expenses	79,739	525	80,264	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(5,703)	—	(5,703)
Change in MSA obligations capitalized as inventory	(275)	—	(275)	—	—	—
Payments	(9,463)	(250)	(9,713)	—	—	—
Reclassification to/(from) non-current liabilities	(647)	218	(429)	647	(218)	429
Interest on withholding	—	19	19	—	1,048	1,048
Balance as of June 30, 2018	$81,144	$772	$81,916	$16,423	$20,670	$37,093

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands has agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. The Company believes the fair value of Liggett Vector Brands’ obligation under the agreement was immaterial at June 30, 2019.
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

10.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost — benefits earned during the period	$134	$147	$267	$294	$1	$—	$1	$1
Interest cost on projected benefit obligation	1,215	1,124	2,430	2,246	87	82	173	164
Expected return on assets	(1,219)	(1,393)	(2,437)	(2,786)	—	—	—	—
Amortization of prior service cost	—	—	—	—	1	—	2	—
Amortization of net loss (gain)	501	451	1,002	903	(10)	(10)	(54)	(20)
Net expense	$631	$329	$1,262	$657	$79	$72	$122	$145

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

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. The Company’s tax rate does not bear a relationship to statutory tax rates due to permanent differences, a valuation allowance being established for interest expense that is not deductible, and state taxes.
The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income before provision for income taxes	$56,766	$31,756	$78,548	$37,368
Income tax expense using estimated annual effective income tax rate	17,566	14,209	24,319	16,720
Changes in effective tax rates	(110)	455	—	—
Change in estimate for the impact of Tax Cuts and Jobs Act of 2017	—	(1,809)	—	(1,809)
Impact of discrete items, net	3	(95)	(111)	(203)
Income tax expense	$17,459	$12,760	$24,208	$14,708

The discrete items for the three and six months ended June 30, 2019 and 2018 are related to income tax deductions for stock-based compensation.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$196,671	$196,671	$—	$—

Commercial paper (1)	43,602	—	43,602	—

Certificates of deposit (2)	2,179	—	2,179	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	24,257	24,257	—	—
Mutual funds invested in fixed-income securities	22,012	22,012	—	—
Total equity securities at fair value	46,269	46,269	—	—
Debt securities available for sale
U.S. government securities	19,535	—	19,535	—
Corporate securities	47,427	—	47,427	—
U.S. government and federal agency	8,623	—	8,623	—
Commercial mortgage-backed securities	394	—	394	—
Commercial paper	9,026	—	9,026	—
Index-linked U.S. bonds	2,664	—	2,664	—
Foreign fixed-income securities	1,162	—	1,162	—
Total debt securities available for sale	88,831	—	88,831	—

Total investment securities at fair value	135,100	46,269	88,831	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient (3)	53,175	—	—	—
Total	$431,262	$243,475	$134,612	$—

Liabilities:
Fair value of contingent liability	$6,195	$—	$—	$6,195
Fair value of derivatives embedded within convertible debt	17,287	—	—	17,287
Total	$23,482	$—	$—	$23,482

(1)	Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $5,086 that is included in Other current assets and $3,910 that is included in Other assets.

(2)	Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheet.

(3)	In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2019	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$17,287	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$1.60
			Stock price	$9.75
			Convertible trading price (as a percentage of par value)	103.06%
			Volatility	33.11%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	5.25% - 7.25% (6.25%)

Fair value of contingent liability	$6,195	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$320,000
			Risk-free rate for a 3.5 year term	1.71%
			Leverage-adjusted equity volatility of peer firms	26.24%

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2019 and 2018, respectively.

13.	SEGMENT INFORMATION

The Company’s business segments for the three and six months ended June 30, 2019 and 2018 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of conventional cigarettes. The Real Estate segment included the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2019 and 2018 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended June 30, 2019
Revenues	$294,501		$243,931		$—	$538,432
Operating income (loss)	68,651	(1)	14,453		(6,860)	76,244
Equity in earnings from real estate ventures	—		6,391		—	6,391
Depreciation and amortization	1,950		2,024		250	4,224

Three months ended June 30, 2018
Revenues	$274,833		$206,655		$—	$481,488
Operating income (loss)	62,515	(2)	5,867		(6,521)	61,861
Equity in losses from real estate ventures	—		(2,112)		—	(2,112)
Depreciation and amortization	2,075		2,418		256	4,749

Six months ended June 30, 2019
Revenues	$551,257		$408,099		$—	$959,356
Operating income (loss)	128,795	(3)	4,044		(14,005)	118,834
Equity in earnings from real estate ventures	—		3,952		—	3,952
Depreciation and amortization	3,907		4,525		500	8,932
Capital expenditures	2,753		3,567		—	6,320

Six months ended June 30, 2018
Revenues	$541,949		$368,505		$—	$910,454
Operating income (loss)	125,926	(4)	(2,893)	(5)	(13,088)	109,945
Equity in losses from real estate ventures	—		(8,672)		—	(8,672)
Depreciation and amortization	4,112		4,707		517	9,336
Capital expenditures	2,072		6,529		15	8,616

(1)	Operating income includes $655 of litigation settlement and judgment expense.

(2)	Operating income includes $2,808 of income from a settlement of a long-standing dispute related to the Master Settlement Agreement, and $525 of litigation settlement and judgment expense.
(3) Operating income includes $655 of litigation settlement and judgment expense.

(4)	Operating income includes $6,298 of income from a settlement of a long-standing dispute related to the Master Settlement Agreement, and $525 of litigation settlement and judgment expense.

(5)	Operating income includes $2,469 of litigation settlement and judgment income.

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
The Company and the guarantors have filed a shelf registration statement for the offering of debt securities on a delayed or continuous basis and the Company is including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by the Company and guaranteed by the guarantors, but any such debt securities would not be guaranteed by any of the Company’s other subsidiaries, including those subsidiaries other than DER Holdings LLC that are engaged in the real estate businesses conducted through its subsidiary, New Valley.
Presented herein are Condensed Consolidating Balance Sheets as of June 30, 2019 and 2018, the related Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2019 and 2018, and the related Condensed Consolidating Statements of Cash Flows for the three and six months ended June 30, 2019 and 2018 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$174,786	$69,154	$79,921	$—	$323,861
Investment securities at fair value	135,100	—	—	—	135,100
Accounts receivable - trade, net	—	13,616	30,731	—	44,347
Intercompany receivables	41,312	—	—	(41,312)	—
Inventories	—	96,934	—	—	96,934
Income taxes receivable, net	—	—	387	(387)	—
Other current assets	4,788	6,532	26,931	—	38,251
Total current assets	355,986	186,236	137,970	(41,699)	638,493
Property, plant and equipment, net	404	36,799	47,059	—	84,262
Investments in real estate, net	—	—	27,212	—	27,212
Long-term investments (of which $53,175 were carried at fair value)	63,814	—	—	—	63,814
Investments in real estate ventures	—	—	144,766	—	144,766
Operating lease right of use assets	7,623	5,215	122,296	—	135,134
Investments in consolidated subsidiaries	429,782	245,329	—	(675,111)	—
Goodwill and other intangible assets, net	—	107,511	158,571	—	266,082
Other assets	15,016	38,966	41,415	—	95,397
Total assets	$872,625	$620,056	$679,289	$(716,810)	$1,455,160
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$211,712	$38,690	$5,257	$(5,000)	$250,659
Current portion of fair value of derivatives embedded within convertible debt	17,287	—	—	—	17,287
Intercompany payables	—	197	41,115	(41,312)	—
Income taxes payable, net	6,008	2,724	—	(387)	8,345
Current payments due under the Master Settlement Agreement	—	85,651	—	—	85,651
Current operating lease liability	1,020	1,918	17,401	—	20,339
Other current liabilities	46,463	64,050	65,721	(448)	175,786
Total current liabilities	282,490	193,230	129,494	(47,147)	558,067
Notes payable, long-term debt and other obligations, less current portion	1,155,001	25,143	25,007	(25,000)	1,180,151
Non-current employee benefits	46,621	15,480	—	—	62,101
Deferred income taxes, net	(12,241)	20,507	33,199	—	41,465
Non-current operating lease liability	7,541	3,901	128,287	—	139,729
Other liabilities, including litigation accruals and payments due under the Master Settlement Agreement	397	36,806	43,140	—	80,343
Total liabilities	1,479,809	295,067	359,127	(72,147)	2,061,856
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(607,184)	324,989	319,674	(644,663)	(607,184)
Non-controlling interest	—	—	488	—	488
Total stockholders' (deficiency) equity	(607,184)	324,989	320,162	(644,663)	(606,696)
Total liabilities and stockholders' deficiency	$872,625	$620,056	$679,289	$(716,810)	$1,455,160

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$474,880	$23,308	$86,393	$—	$584,581
Investment securities at fair value	131,569	—	—	—	131,569
Accounts receivable - trade, net	—	15,440	18,806	—	34,246
Intercompany receivables	38,391	—	—	(38,391)	—
Inventories	—	90,997	—	—	90,997
Income taxes receivable, net	—	—	1,268	(1,268)	—
Other current assets	1,500	7,599	21,729	—	30,828
Total current assets	646,340	137,344	128,196	(39,659)	872,221
Property, plant and equipment, net	506	38,562	47,668	—	86,736
Investments in real estate, net	—	—	26,220	—	26,220
Long-term investments (of which $54,628 were carried at fair value)	66,259	—	—	—	66,259
Investments in real estate ventures	—	—	141,105	—	141,105
Investments in consolidated subsidiaries	431,288	252,113	—	(683,401)	—
Goodwill and other intangible assets, net	—	107,511	159,100	—	266,611
Other assets	14,616	38,154	37,582	—	90,352
Total assets	$1,159,009	$573,684	$539,871	$(723,060)	$1,549,504
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$226,343	$29,480	$311	$—	$256,134
Current portion of fair value of derivatives embedded within convertible debt	6,635	—	—	—	6,635
Current portion of employee benefits	—	—	—	—	—
Intercompany payables	—	479	37,912	(38,391)	—
Income taxes payable, net	5,257	1,263	—	(1,268)	5,252
Current payments due under the Master Settlement Agreement	—	36,561	—	—	36,561
Other current liabilities	55,915	73,279	51,144	—	180,338
Total current liabilities	294,150	141,062	89,367	(39,659)	484,920
Notes payable, long-term debt and other obligations, less current portion	1,354,219	2,349	30,129	—	1,386,697
Fair value of derivatives embedded within convertible debt	24,789	—	—	—	24,789
Non-current employee benefits	45,615	15,673	—	—	61,288
Deferred income taxes, net	(13,084)	17,732	32,763	—	37,411
Other liabilities, including litigation accruals and payments due under the Master Settlement Agreement	1,379	38,179	62,207	—	101,765
Total liabilities	1,707,068	214,995	214,466	(39,659)	2,096,870
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(548,059)	358,689	324,712	(683,401)	(548,059)
Non-controlling interest	—	—	693	—	693
Total stockholders' (deficiency) equity	(548,059)	358,689	325,405	(683,401)	(547,366)
Total liabilities and stockholders' deficiency	$1,159,009	$573,684	$539,871	$(723,060)	$1,549,504

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$294,621	$243,931	$(120)	$538,432
Expenses:
Cost of sales	—	204,461	163,713	—	368,174
Operating, selling, administrative and general expenses	9,515	18,167	65,797	(120)	93,359
Litigation settlement and judgment expense	—	655	—	—	655
Management fee expense	—	2,992	—	(2,992)	—
Operating (loss) income	(9,515)	68,346	14,421	2,992	76,244
Other income (expenses):
Interest expense	(31,706)	(1,043)	(228)	224	(32,753)
Change in fair value of derivatives embedded within convertible debt	3,788	—	—	—	3,788
Equity in earnings from real estate ventures	—	—	6,391	—	6,391
Equity in earnings in consolidated subsidiaries	66,163	15,138	—	(81,301)	—
Management fee income	2,992	—	—	(2,992)	—
Other, net	2,017	447	632	—	3,096
Income before provision for income taxes	33,739	82,888	21,216	(81,077)	56,766
Income tax benefit (expense)	5,568	(17,118)	(5,909)	—	(17,459)
Net income	39,307	65,770	15,307	(81,077)	39,307
Net loss attributed to non-controlling interest	—	—	—	—	—
Net income attributed to Vector Group Ltd.	$39,307	$65,770	$15,307	$(81,077)	$39,307
Comprehensive loss attributed to non-controlling interest	$—	$—	$—	$—	$—
Comprehensive income attributed to Vector Group Ltd.	$39,912	$66,004	$15,307	$(81,311)	$39,912

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$274,953	$206,655	$(120)	$481,488
Expenses:
Cost of sales	—	192,761	140,005	—	332,766
Operating, selling, administrative and general expenses	8,320	16,570	61,566	(120)	86,336
Litigation settlement and judgment expense	—	525	—	—	525
Management fee expense	—	2,877	—	(2,877)	—
Operating (loss) income	(8,320)	62,220	5,084	2,877	61,861
Other income (expenses):
Interest expense	(47,738)	(676)	(7)	—	(48,421)
Change in fair value of derivatives embedded within convertible debt	10,717	—	—	—	10,717
Equity in losses from real estate ventures	—	—	(2,112)	—	(2,112)
Equity in earnings in consolidated subsidiaries	52,092	—	—	(52,092)	—
Management fee income	2,877	—	—	(2,877)	—
Other, net	6,065	3,310	336	—	9,711
Income before provision for income taxes	15,693	64,854	3,301	(52,092)	31,756
Income tax benefit (expense)	2,125	(15,688)	803	—	(12,760)
Net income	17,818	49,166	4,104	(52,092)	18,996
Net income attributed to non-controlling interest	—	—	(1,178)	—	(1,178)
Net income attributed to Vector Group Ltd.	$17,818	$49,166	$2,926	$(52,092)	$17,818
Comprehensive income attributed to non-controlling interest	$—	$—	$(1,178)	$—	$(1,178)
Comprehensive income attributed to Vector Group Ltd.	$18,137	$49,312	$2,926	$(52,238)	$18,137

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$551,496	$408,099	$(239)	$959,356
Expenses:
Cost of sales	—	381,764	272,430	—	654,194
Operating, selling, administrative and general expenses	19,346	34,858	131,708	(239)	185,673
Litigation settlement and judgment expense	—	655	—	—	655
Management fee expense	—	5,985	—	(5,985)	—
Operating (loss) income	(19,346)	128,234	3,961	5,985	118,834
Other income (expenses):
Interest expense	(68,254)	(2,010)	(457)	448	(70,273)
Change in fair value of derivatives embedded within convertible debt	14,137	—	—	—	14,137
Equity in earnings from real estate ventures	—	—	3,952	—	3,952
Equity in earnings in consolidated subsidiaries	101,428	4,724	—	(106,152)	—
Management fee income	5,985	—	—	(5,985)	—
Other, net	9,962	600	1,336	—	11,898
Income before provision for income taxes	43,912	131,548	8,792	(105,704)	78,548
Income tax benefit (expense)	10,348	(32,066)	(2,490)	—	(24,208)
Net income	54,260	99,482	6,302	(105,704)	54,340
Net income attributed to non-controlling interest	—	—	(80)	—	(80)
Net income attributed to Vector Group Ltd.	$54,260	$99,482	$6,222	$(105,704)	$54,260
Comprehensive income attributed to non-controlling interest	$—	$—	$(80)	$—	$(80)
Comprehensive income attributed to Vector Group Ltd.	$55,446	$99,951	$6,222	$(106,173)	$55,446

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$542,188	$368,505	$(239)	$910,454
Expenses:
Cost of sales	—	377,723	249,318	—	627,041
Operating, selling, administrative and general expenses	17,416	32,845	125,390	(239)	175,412
Litigation settlement and judgment expense (income)	—	525	(2,469)	—	(1,944)
Management fee expense	—	5,754	—	(5,754)	—
Operating (loss) income	(17,416)	125,341	(3,734)	5,754	109,945
Other income (expenses):
Interest expense	(92,969)	(1,343)	(56)	—	(94,368)
Change in fair value of derivatives embedded within convertible debt	21,284	—	—	—	21,284
Equity in losses from real estate ventures	—	—	(8,672)	—	(8,672)
Equity in earnings in consolidated subsidiaries	86,513		—	(86,513)	—
Management fee income	5,754	—	—	(5,754)	—
Other, net	8,820	(319)	678	—	9,179
Income (loss) before provision for income taxes	11,986	123,679	(11,784)	(86,513)	37,368
Income tax benefit (expense)	13,043	(31,548)	3,797	—	(14,708)
Net income (loss)	25,029	92,131	(7,987)	(86,513)	22,660
Net loss attributed to non-controlling interest	—	—	2,369	—	2,369
Net income (loss) attributed to Vector Group Ltd.	$25,029	$92,131	$(5,618)	$(86,513)	$25,029
Comprehensive loss attributed to non-controlling interest	$—	$—	$2,369	$—	$2,369
Comprehensive income (loss) attributed to Vector Group Ltd.	$25,598	$92,415	$(5,618)	$(86,797)	$25,598

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$78,661	$148,639	$10,158	$(139,356)	$98,102
Cash flows from investing activities:
Sale of investment securities	12,942	—	—	—	12,942
Maturities of investment securities	28,610	—	—	—	28,610
Purchase of investment securities	(44,222)	—	—	—	(44,222)
Investments in real estate ventures	—	—	(21,908)	—	(21,908)
Purchase of subsidiaries	—	—	(668)	—	(668)
Distributions from investments in real estate ventures	—	—	23,200	—	23,200
Increase in cash surrender value of life insurance policies	(385)	(404)	—	—	(789)
(Increase) decrease in restricted assets	(15)	683	—	—	668
Investments in subsidiaries	(27,482)	—	—	27,482	—
Proceeds from sale of fixed assets	—	8	—	—	8
Capital expenditures	—	(2,753)	(3,567)	—	(6,320)
Pay downs of investment securities	545	—	—	—	545
Investments in real estate, net	—	—	(1,153)	—	(1,153)
Net cash used in investing activities	(30,007)	(2,466)	(4,096)	27,482	(9,087)
Cash flows from financing activities:
Deferred financing costs	—	(33)	—	—	(33)
Repayments of debt	(230,000)	(621)	(150)	—	(230,771)
Borrowings under revolver	—	172,224	—	—	172,224
Repayments on revolver	—	(169,727)	—	—	(169,727)
Capital contributions received	—	575	26,907	(27,482)	—
Intercompany dividends paid	—	(102,739)	(36,617)	139,356	—
Dividends and distributions on common stock	(118,748)	—	—	—	(118,748)
Distributions to non-controlling interest	—	—	(285)	—	(285)
Net cash used in financing activities	(348,748)	(100,321)	(10,145)	111,874	(347,340)
Net (decrease) increase in cash, cash equivalents and restricted cash	(300,094)	45,852	(4,083)	—	(258,325)
Cash, cash equivalents and restricted cash, beginning of period	474,880	23,849	93,000	—	591,729
Cash, cash equivalents and restricted cash, end of period	$174,786	$69,701	$88,917	$—	$333,404

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$88,944	$144,713	$4,109	$(115,340)	$122,426
Cash flows from investing activities:
Sale of investment securities	2,647	—	—	—	2,647
Maturities of investment securities	10,598	—	—	—	10,598
Purchase of investment securities	(12,402)	—	—	—	(12,402)
Investments in real estate ventures	—	—	(4,343)	—	(4,343)
Investments in real estate, net	—	—	(1,009)	—	(1,009)
Acquisition of a business	—	—	(403)	—	(403)
Distributions from investments in real estate ventures	—	—	27,134	—	27,134
Increase in cash surrender value of life insurance policies	(408)	(401)	—	—	(809)
Decrease in restricted assets	22	240	—	—	262
Repayments of notes receivable	20,000	—	32	(20,000)	32
Pay downs of investment securities	928	—	—	—	928
Investments in subsidiaries	(6,790)	—	—	6,790	—
Capital expenditures	(15)	(2,072)	(6,529)	—	(8,616)
Net cash provided by (used in) investing activities	14,580	(2,233)	14,882	(13,210)	14,019
Cash flows from financing activities:
Repayments of debt	—	(20,840)	(147)	20,000	(987)
Borrowings under revolver	—	134,310	—	—	134,310
Repayments on revolver	—	(137,877)	—	—	(137,877)
Capital contributions received	—	500	6,290	(6,790)	—
Intercompany dividends paid	—	(83,219)	(32,121)	115,340	—
Dividends and distributions on common stock	(112,462)	—	—	—	(112,462)
Distributions to non-controlling interest	—	—	(359)	—	(359)
Net cash used in financing activities	(112,462)	(107,126)	(26,337)	128,550	(117,375)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,938)	35,354	(7,346)	—	19,070
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$185,781	$55,529	$88,697	$—	$330,007

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2018 and Notes thereto, included in our 2018 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2019 and 2018.

Overview
We are a holding company and are engaged principally in two business segments:

•	Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
Real Estate: the real estate business through our New Valley LLC (“New Valley”) subsidiary, which owns Douglas Elliman Realty, LLC (“Douglas Elliman”) and is seeking to acquire or invest in additional real estate properties or projects. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, Southern California, Connecticut, Massachusetts and Aspen, Colorado. On December 31, 2018, New Valley increased its ownership of Douglas Elliman from 70.59% to 100%.

Recent Developments

Maturity of 7.5% Variable Interest Senior Convertible Notes due 2019. In January 2019, we paid $230,000 of principal and $8,102 of accrued interest as full payment of our 7.5% Convertible Notes that matured on January 15, 2019.

Corporate Governance Matters. In June 2019, our Compensation Committee began the process of reviewing our executive compensation program by engaging FTI Consulting, Inc. with a view to implementing any appropriate changes to our compensation program in the 2020 compensation year. The results of the review will be discussed in our 2020 proxy statement.

Recent Developments in Litigation

Mississippi Dispute.  In May 2019, Mississippi withdrew its claim for punitive damages and attorneys’ fees. The matter has now returned to the Special Master and an evidentiary hearing is set for September 16, 2019.  Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the settlement agreement eliminated all of Liggett’s payment obligations to Mississippi, and will evaluate its appellate options at the conclusion of the case.
West Virginia Matter. In In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from that trial. In May 2013, the jury rejected all but one of the plaintiffs’ claims against the non-Liggett defendants. Subsequently, this claim was settled by the non-Liggett defendants.
In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In June 2019, Liggett reached a tentative settlement of the litigation. As a result, all further proceedings in the case have been stayed. Liggett accrued an expense for this matter in the three months ended June 30, 2019.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2019 and 2018 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes Douglas Elliman, investments in real estate, net and investments in real estate ventures.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019		2018		2019		2018
Revenues:
Tobacco	$294,501		$274,833		$551,257		$541,949
Real estate	243,931		206,655		408,099		368,505
Total revenues	$538,432		$481,488		$959,356		$910,454
Operating income (loss):
Tobacco	$68,651	(1)	$62,515	(2)	$128,795	(3)	$125,926	(4)
Real estate	14,453		5,867		4,044		(2,893)	(5)
Corporate and Other	(6,860)		(6,521)		(14,005)		(13,088)
Total operating income	$76,244		$61,861		$118,834		$109,945
____________________

(1)	Operating income includes $655 of litigation settlement and judgment expense.

(2)	Operating income includes $2,808 of income from MSA Settlements and $525 of litigation settlement and judgment expense.
(3) Operating income includes $655 of litigation settlement and judgment expense.

(4)	Operating income includes $6,298 of income from MSA Settlements and $525 of litigation settlement and judgment expense.

(5)	Operating income includes $2,469 of litigation settlement and judgment income.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues. Total revenues were $538,432 for the three months ended June 30, 2019 compared to $481,488 for the three months ended June 30, 2018. The $56,944 (11.8%) increase in revenues was primarily due to a $37,276 increase in Real Estate revenues, which was primarily related to Douglas Elliman’s brokerage revenues, and a $19,668 increase in Tobacco revenues, which was primarily related to increased unit sales volume and average selling price.

Cost of sales. Total cost of sales was $368,174 for the three months ended June 30, 2019 compared to $332,766 for the three months ended June 30, 2018. The $35,408 (10.6%) increase in cost of sales was primarily due to a $23,708 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions, and an $11,700 increase in Tobacco cost of sales due to primarily increased sales volume and the absence of a $2,808 reduction of expense during the three months ended June 30, 2019 from the settlement of a long-standing dispute related to the Master Settlement Agreement (“MSA”).
Expenses. Operating, selling, general and administrative expenses were $93,359 for the three months ended June 30, 2019 compared to $86,336 for the same period last year. The $7,023 (8.1%) increase in operating, selling, general and administrative expenses was due to a $4,982 increase in Real Estate operating, selling, general and administrative expenses, primarily at Douglas Elliman, a $1,702 increase in Tobacco operating, selling, general and administrative expenses, and a $339 increase in Corporate and Other expenses.
Operating income. Operating income was $76,244 for the three months ended June 30, 2019 compared to $61,861 for the same period last year. The $14,383 (23.3%) increase in operating income was due to a $8,586 increase in Real Estate operating income, primarily related to Douglas Elliman’s operations, and a $6,136 increase in Tobacco operating income. This was offset by an increase of $339 in Corporate and Other operating loss.
Other income (expenses). Other expenses were $19,478 and $30,105 for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, other expenses primarily consisted of interest expense of $32,753. This was offset by income of $3,788 from changes in fair value of derivatives embedded within convertible debt, other income of $3,096, and equity in earnings from real estate ventures of $6,391. For the three months ended June 30, 2018, other expenses primarily consisted of interest expense of $48,421, and equity in losses from real estate ventures of $2,112. This was offset by income of $10,717 from changes in fair value of derivatives embedded within convertible debt, and other income of $9,711.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on each of the two series of our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $3,788 and $10,717 for the three months ended June 30, 2019 and 2018, respectively.
Income before provision for income taxes. Income before income taxes was $56,766 and $31,756 for the three months ended June 30, 2019 and 2018, respectively.
Income tax expense. Income tax expense was $17,459 and $12,760 for the three months ended June 30, 2019 and 2018, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our effective tax rates for the three months ended June 30, 2019 and 2018 were impacted by non-deductibility of interest expense and non-deductible compensation. Our estimated annual effective income tax rate for the three months ended June 30, 2019 is lower than the income tax expense for the three months ended June 30, 2018 due to tax planning opportunities available within the Tax Cuts and Jobs Act (“The Tax Act”). The tax planning opportunities relate to our conclusion from guidance issued in the fourth quarter of 2018 that we will be able to allocate some of our interest expense to our real estate business and the deduction of this interest expense will not be limited. (The Tax Act generally limits a corporation’s interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. However, one such excepted trade or business is any electing real property trade or business, which portions of our real estate segment may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation.) The Tax Act also permits us to carry forward disallowed interest expense indefinitely. Even after the allocation of some of our interest expense to the real estate segment, we expect a portion of our interest expense in 2019 and future years to be disallowed as a tax deduction and, based on current projections, we do not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of our annual effective tax rate, we have established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2019. Additionally, for the three months ended June 30, 2019 our annual effective tax rate includes nondeductible executive compensation due to guidance issued in August 2018. We continue to analyze the impact of the nondeductible items on our operations and capital structure. For the three months ended June 30, 2019, our income tax expense was greater than our estimated annual effective rate by $3 primarily due to an income tax deduction for stock-based compensation.

Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $1.10 per carton in February 2019 and $1.00 per carton in September 2018. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.60 per carton in June 2019, $1.10 per carton in February 2019, $1.00 per carton in September 2018, and $0.90 per carton in March 2018.
All of our Tobacco sales were in the discount category in 2019 and 2018. For the three months ended June 30, 2019, Tobacco revenues were $294,501 compared to $274,833 for the three months ended June 30, 2018. Revenues increased by $19,668 (7.2%) on a 3.5% (80.6 million units) increase in sales volume and an increase in the average selling price of our brands. We believe that second-quarter 2019 unit volume may have been increased as a result of wholesalers purchasing product in anticipation of the June 2019 price increase and as a result this dynamic could lower unit sales for the third quarter of 2019 when compared to the third quarter of 2018. In addition, volumes in the second quarter of 2018 may have been lower as a result of the timing of the price increases in the first quarter 2018. Generally wholesalers purchase products in anticipation of price increases; in 2018, such price increase occurred on March 26, 2018 and management believes this shifted volume from the second quarter of 2018 to the first quarter of 2018.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2019	2018

Manufacturing overhead, raw materials and labor	$33,197	$30,973
Customer shipping and handling	1,503	1,318
Federal Excise Taxes, net	119,943	115,970
FDA expense	6,048	5,711
MSA expense, net of market share exemption	43,770	38,789	(1)
Total cost of sales	$204,461	$192,761

(1) Includes $2,808 reduction in expense from a settlement of a long-standing dispute related to the Master Settlement Agreement.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of June 30, 2019, we estimate taxable shipments in the U.S. will decline by 5.25% in 2019. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market. For the three months ended June 30, 2019, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $700 because the value of Liggett’s market share exemption declined compared to the three months ended June 30, 2018.
Tobacco gross profit was $90,040 for the three months ended June 30, 2019 compared to $82,072 for the three months ended June 30, 2018, an increase of $7,968. Tobacco gross profit for the three months ended June 30, 2018 included a $2,808 reduction in cost of sales from the long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in gross profit for the three months ended June 30, 2019 of $10,776, primarily attributable to increased pricing associated with the EAGLE 20’s brand. After careful market analysis and based on our long term strategy, in September 2018, we began the process of gradually shifting focus from volume to income growth by increasing pricing on EAGLE 20’s in connection with industry-wide price increases. Despite recent pricing increases, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from 54% in the three months ended June 30, 2018 to 61% for the three months ended June 30, 2019. Pyramid, Liggett’s second-largest brand, declined from 32% of total unit volume sales in the three months ended June 30, 2018 to 26% for the three months ended June 30, 2019. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit declined from 51.7% in the 2018 period to 51.6% in the 2019 period. The decline is the result of the impact of the 2018 MSA settlement offset by increased EAGLE 20’s pricing as discussed above.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $20,734 and $19,032 for the three months ended June 30, 2019 and 2018, respectively. The increase of $1,702 is primarily due to the timing of compensation expenses and higher sales and marketing costs. Total tobacco product liability legal expenses, including settlements and judgments, were $2,274 and $2,076 for the three months ended June 30, 2019 and 2018, respectively.
Tobacco operating income. Tobacco operating income was $68,651 for the three months ended June 30, 2019 compared to $62,515 for the same period last year. The Tobacco operating income for the three months ended June 30, 2018 included a $2,808 reduction in cost of sales from the long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in operating income for the three months ended June 30, 2019 of $8,944 primarily attributable to increased gross profit margins, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $243,931 and $206,655 for the three months ended June 30, 2019 and 2018, respectively. Real Estate revenues increased by $37,276 (18.0%), primarily related to an increase of $35,398 in Douglas Elliman’s Commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s New York City market of $28,126 and West market (Los Angeles and Aspen) of $3,554, and increased revenues generated from Douglas Elliman’s development marketing division of $7,651. The amount was partially offset by declines in Douglas Elliman’s existing-home sales in its Northeast market. Effective July 1, 2019, New York State increased its transfer tax and “mansion” tax associated with resales of homes of more than $1,000. We believe the July 1, 2019 tax increase resulted in an acceleration of home sales and, therefore, commission brokerage income at Douglas Elliman, in New York City, for the three months ended June 30, 2019.
Real Estate revenues and cost of sales for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended
	June 30,
	2019	2018
Real Estate Revenues:
Commission and other brokerage income	$230,334	$194,936
Property management revenue	10,218	8,741
Title fees	2,400	1,922
Sales on facilities primarily from Escena	979	1,056
Total real estate revenues	$243,931	$206,655

Real Estate Cost of Sales:
Real estate agent commissions	$162,192	$138,648
Cost of sales on facilities primarily from Escena	871	884
Title fees	650	473
Total real estate cost of sales	$163,713	$140,005
___________________________________
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $23,544 as a result of an increase in sales volume.
Douglas Elliman’s gross margin on real estate brokerage income increased from 28.9% for the three months ended June 30, 2018 to 29.6% for the three months ended June 30, 2019 primarily as a result of increased revenues in its development marketing division and existing-home sales in the New York City Market, which traditionally earn higher gross margins.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $65,765 and $60,783 for the three months ended June 30, 2019 and 2018, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s expansion markets.
Real Estate operating income. The Real Estate segment had operating income of $14,453 for the three months ended June 30, 2019 and operating income of $5,867 for the three months ended June 30, 2018. The increase in operating income of $8,586 was primarily related to increased operating income at Douglas Elliman. The increase in operating income at Douglas Elliman was the result of an increase in operating income in Douglas Elliman’s existing home sales in New York City and its development marketing division. This was partially offset by declines in Douglas Elliman’s existing home sales in expansion markets.

Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $6,860 for the three months ended June 30, 2019 compared to $6,521 for the same period in 2018 and was due primarily to increased administrative costs.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues. Total revenues were $959,356 for the six months ended June 30, 2019 compared to $910,454 for the six months ended June 30, 2018. The $48,902 (5.4%) increase in revenues was primarily due to a $39,594 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues, and a $9,308 increase in Tobacco revenues, which was primarily related to an increase in the average selling price of our brands.
Cost of sales. Total cost of sales was $654,194 for the six months ended June 30, 2019 compared to $627,041 for the six months ended June 30, 2018. The $27,153 (4.3%) increase in cost of sales was primarily due to a $23,112 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions, and a $4,041 increase in Tobacco cost of sales primarily related to the absence of a $6,298 reduction of expense during the six months ended June 30, 2019 from the settlement of a long-standing dispute related to the MSA.
Expenses. Operating, selling, general and administrative expenses were $185,673 for the six months ended June 30, 2019 compared to $175,412 for the same period last year. The $10,261 (5.8%) increase was due to a $7,076 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman, a $2,268 increase in Tobacco operating, selling, general and administrative expenses and a $917 increase in Corporate and Other expense.
Operating income. Operating income was $118,834 for the six months ended June 30, 2019 compared to $109,945 for the same period last year, an increase of $8,889 (8.1%). Real Estate operating income increased by $6,937 primarily related to Douglas Elliman’s operations and Tobacco operating income increased by $2,869. This was offset by an increase of $917 in Corporate and Other operating loss.
Other income (expenses). Other expenses were $40,286 and $72,577 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, other expenses primarily consisted of interest expense of $70,273. This was offset by income of $14,137 from changes in fair value of derivatives embedded within convertible debt, other income of $11,898, and equity in earnings from real estate ventures of $3,952. For the six months ended June 30, 2018, other expenses primarily consisted of interest expense of $94,368, and equity in losses from real estate ventures of $8,672. This was offset by income of $21,284 from changes in fair value of derivatives embedded within convertible debt and other income of $9,179.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on each of the two series of our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $14,137 and $21,284 for the six months ended June 30, 2019 and 2018, respectively.
Income before provision for income taxes. Income before income taxes was $78,548 and $37,368 for the six months ended June 30, 2019 and 2018, respectively.

Income tax expense. Income tax expense was $24,208 for the six months ended June 30, 2019 compared to income tax expense of $14,708 for the six months ended June 30, 2018. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our effective tax rates for the six months ended June 30, 2019 and 2018 were impacted by non-deductibility of interest expense and non-deductible compensation. Our estimated annual effective income tax rate for the six months ended June 30, 2019 is lower than the income tax expense for the six months ended June 30, 2018 due to tax planning opportunities available within The Tax Act. The tax planning opportunities relate to our conclusion from guidance issued in the fourth quarter of 2018 that we will be able to allocate some of our interest expense to our real estate business and the deduction of this interest expense will not be limited. (The Tax Act generally limits a corporation’s interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. However, one such excepted trade or business is any electing real property trade or business, which portions of our real estate segment may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation.) The Tax Act also permits us to carry forward disallowed interest expense indefinitely. Even after the allocation of some of our interest expense to the real estate segment, we expect a portion of our interest expense in 2019 and future years to be disallowed as a tax deduction and, based on current projections, we do not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of our annual effective tax rate, we have established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2019. Additionally, for the six months ended June 30, 2019 our annual effective tax rate includes nondeductible executive compensation due to guidance issued in August 2018. We continue to analyze the impact of the nondeductible items on our operations and capital structure. For the six months ended June 30, 2019, our income tax expense was also lower than our estimated annual effective rate by $111 primarily due to an income tax deduction for stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $1.10 per carton in February 2019 and $1.00 per carton in September 2018. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $ 0.60 per carton in June 2019, $1.10 per carton in February 2019, $1.00 per carton in September 2018, and $0.90 per carton in March 2018.
All of our Tobacco sales were in the discount category in 2019 and 2018. For the six months ended June 30, 2019, Tobacco revenues were $551,257 compared to $541,949 for the six months ended June 30, 2018. Revenues increased by $9,308 (1.7%) due primarily to an increase in the average selling price of our brands for the six months ended June 30, 2019. The higher selling prices offset the impact of a 1.7% (78.0 million units) decline in unit sales volume. We believe our unit volume for the six months ended June 30, 2019 was increased as a result of wholesalers purchasing product in anticipation of the June 2019 price increase and as a result this dynamic could lower unit sales in the second half of 2019 when compared to the second half of 2018.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2019	2018

Manufacturing overhead, raw materials and labor	$61,672	$61,525
Customer shipping and handling	2,995	2,670
Federal Excise Taxes, net	224,576	228,771
FDA expense	12,393	11,316
MSA expense, net of market share exemption	80,128	73,441	(1)
Total cost of sales	$381,764	$377,723
(1) Includes $6,298 reduction in expense from a settlement of a long-standing dispute related to the Master Settlement Agreement.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of June 30, 2019, we estimate taxable shipments in the U.S. will decline by 5.25% in 2019. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market. For the six months ended June 30, 2019, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $1,300 because the value of Liggett’s market share exemption declined compared to the six months ended June 30, 2018.
Tobacco gross profit was $169,493 for the six months ended June 30, 2019 compared to $164,226 for the six months ended June 30, 2018, an increase of $5,267. Tobacco gross profit for the six months ended June 30, 2018 included a $6,298 reduction in cost of sales from a settlement of a long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in gross profit for the six months ended June 30, 2019 of $11,565, primarily attributable to increased pricing associated with the EAGLE 20’s brand. After careful market analysis and based on our long term strategy, in September 2018, we began the process of gradually shifting focus from volume to income growth by increasing pricing on EAGLE 20’s in connection with industry-wide price increases. Despite recent pricing increases, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from approximately 52% in the six months ended June 30, 2018 to 59% for the six months ended June 30, 2019. Pyramid, Liggett’s second largest brand, declined from 34% of total unit volume sales in the six months ended June 30, 2018 to 28% for the six months ended June 30, 2019. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit declined from 52.4% in the 2018 period to 51.9% in the 2019 period. The decline is the result of the impact of the 2018 MSA settlement offset by increased EAGLE 20’s pricing as discussed above.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $40,043 for the six months ended June 30, 2019 compared to $37,775 for the six months ended June 30, 2018. The increase of $2,268 is mainly due to higher compensation, sales and marketing and consulting expenses. Tobacco product liability legal expenses, including settlements and judgments, were $3,737 and $3,584 for the six months ended June 30, 2019 and 2018, respectively.
Tobacco operating income. Tobacco operating income was $128,795 for the six months ended June 30, 2019 compared to $125,926 for the same period last year. Tobacco operating income for the six months ended June 30, 2018 included a $6,298 reduction in cost of sales from a settlement of a long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in operating income for the six months ended June 30, 2019 of $9,167 primarily attributable to increased gross profit margins, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $408,099 and $368,505 for the six months ended June 30, 2019 and 2018, respectively. Real Estate revenues increased by $39,594 (10.7%), which was primarily related to an increase of $37,595 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s existing-home sales in New York City of $33,397 and developing marketing revenue of $10,454. This amount was offset by declines in existing-home sales in Douglas Elliman’s West market (Los Angeles and Aspen), Northeast market and in its Southeast market, which consists entirely of Florida. Effective July 1, 2019, New York State increased its transfer tax and “mansion” tax associated with resales of homes of more than $1,000.  We believe the July 1, 2019 tax increase resulted in an acceleration of home sales and, therefore, commission and other brokerage income at Douglas Elliman, in New York City, for the six months ended June 30, 2019.

Real Estate revenues and cost of sales for the six months ended June 30, 2019 and 2018, respectively, were as follows:

	Six Months Ended
	June 30,
	2019	2018
Real Estate Revenues:
Commission and other brokerage income	$382,647	$345,052
Property management revenue	18,569	17,079
Title fees	3,633	2,911
Sales on facilities primarily from Escena	3,250	3,463
Total real estate revenues	$408,099	$368,505

Real Estate Cost of Sales:
Real estate agent commissions	$269,542	$246,674
Cost of sales on facilities primarily from Escena	1,958	1,976
Title fees	930	668
Total real estate cost of sales	$272,430	$249,318
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $22,868 as a result of changes in the sales mix between markets with varying agent commission percentages.
Douglas Elliman’s gross margin on real estate brokerage income increased from 28.5% for the six months ended June 30, 2018 to 29.6% for the six months ended June 30, 2019 primarily as a result of an increase in commission income generated from its development marketing division and existing-home sales in the New York City market, which traditionally earn higher gross margins.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses, excluding settlements and judgments, were $131,625 and $124,549 for the six months ended June 30, 2019 and 2018, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s brokerage administrative expenses.
Real Estate operating (loss) income. The Real Estate segment had operating income of $4,044 for the six months ended June 30, 2019 and operating loss of $2,893 for the six months ended June 30, 2018, an increase of $6,937. Real Estate operating loss for the six months ended June 30, 2018 included $2,469 litigation settlement and judgment income. The remaining difference of $9,406 was the result of the increase in Douglas Elliman’s gross profit offset by the increase in operating, selling, general and administrative expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $14,005 for the six months ended June 30, 2019 compared to $13,088 for the same period in 2018 and was due primarily to increased administrative costs.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2019:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2019	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$17,203	$—	$17,203	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,425	7,584	10,009	—	450	Acres	—		667 450	R Lots H	N/A	N/A
Investments in real estate, net				$19,628	$7,584	$27,212	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(2,355)	3,255	900	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	8,045	12,835	—	97,000	SF	—		27	R	May 2014	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	7,827	—	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	10,468	748	11,216	—	330,000	SF	1,700	SF	157	R	September 2014	September 2019
160 Leroy Street (3)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(626)	1,602	976	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(799)	1,385	586		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	18,352	4,699	23,051	—	160,000	SF	TBD		70	R	October 2015	December 2019
125 Greenwich Street (3)	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	(199)	(1,751)	—	210,000	SF	—		20 190	R H	May 2015	September 2019
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	7,256	24,256	—	630,000	SF	85,000	SF	236 137	R H	September 2016	June 2020
Monad Terrace	Miami Beach, FL	May 2015	17.9%	7,635	(32)	7,603	—	160,000	SF	—		59	R	May 2016	March 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	5,921	1,186	7,107	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	102	504	—	24,000	SF	—		33	R	August 2017	July 2019
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	19.8%	8,650	1,679	10,329	—	100,000	SF	150,000	SF	177	R	May 2017	December 2019
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	500	17	517	—	5,200	SF	—		4	R	September 2019	September 2020
Meatpacking Plaza	Meatpacking District, NY	April 2019	17.0%	10,018	233	10,251	—	TBD	—	TBD	—	—	—	TBD	TBD
9 DeKalb	Brooklyn, NY	April 2019	5.5%	5,000	116	5,116	—	450,000	SF	120,000	SF	540	R	March 2019	March 2022
Condominium and Mixed Use Development				$39,898	$73,598	$113,496	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$774	$(774)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio		November 2013	16.3%	(1,673)	1,673	—	—	N/A		N/A		N/A		N/A	N/A
Apartment Buildings				$(899)	$899	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	5.2%	$8,682	$(6,067)	$2,615	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,078)	1,970	—	52	Acres	—		101	H	N/A	N/A
Hotels				$10,179	$(5,594)	$4,585	$—

The Plaza at Harmon Meadow (700 Plaza Drive)	Secaucus, NJ	March 2015	49.0%	$4,807	$(2,686)	$2,121	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail (3131 Las Vegas Blvd South)	Las Vegas, NV	December 2016	1.6%	4,972	2,382	7,354	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,779	$(304)	$9,475	$—

Witkoff GP Partners (4)	Multiple	March 2017	15.0%	$14,142	$(844)	$13,298	$5,768	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(11,882)	13,666	1,784	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	(387)	772	385	9,010	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$1,873	$13,594	$15,467	$14,778

Investments in real estate ventures				$60,830	$82,193	$143,023	$14,778

Total Carrying Value				$80,458	$89,777	$170,235
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

(3) Carrying value as of June 30, 2019, includes non-controlling interest of $488 and $0 respectively.
(4) The Witkoff GP Partners venture includes a $1,848 investment in 500 Broadway, a $7,258 investment in Fontainebleau Las Vegas, and a $3,725 investment in 701 7th debt.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

Other investments in real estate ventures relate to an investment in an insurance consulting company by Douglas Elliman with a carrying value of $1,743 as of June 30, 2019. New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of June 30, 2019 were $22,582. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the six months ended June 30, 2019, New Valley capitalized $3,003 of interest costs and utilized (reversed) $4,206 of previously capitalized interest in connection with the recognition of equity in earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash decreased by $258,325 for the six months ended June 30, 2019 and increased by $19,070 for the six months ended June 30, 2018.
Cash provided from operations was $98,102 and $122,426 for the six months ended June 30, 2019 and 2018, respectively. The decline primarily related to lower distributions from real estate ventures in the 2019 period, increased payments of the MSA liability balances in the tobacco segment in the 2019 period compared to the 2018 period related to tax planning strategies in December 2017, and increases in inventory. This was offset by increases in operating income in the 2019 period.
Cash used in investing activities was $9,087 for the six months ended June 30, 2019 and cash provided by investing activities was $14,019 for the six months ended June 30, 2018. In the first six months of 2019, cash used in investing activities was for the purchase of investment securities of $44,222, investments in real estate ventures of $21,908, capital expenditures of $6,320, investments in real estate, net of $1,153, an increase in cash surrender value of corporate-owned life insurance policies of $789, and purchase of subsidiaries of $668. This was offset by the sale of investment securities of $12,942, pay downs of investment securities of $545, maturities of investment securities of $28,610, distributions from investments in real estate ventures of $23,200, a decrease in restricted assets of $668, and proceeds from the sale of fixed assets of $8. In the first six months of 2018, cash provided by investing activities was from the sale of investment securities of $2,647, pay downs of investment securities of $928, maturities of investment securities of $10,598, distributions from investments in real estate ventures of $27,134, repayments of notes receivable of $32, and a decrease in restricted assets of $262. This was offset by the purchase of investment securities of $12,402, investments in real estate ventures of $4,343, capital expenditures of $8,616, investments in real estate, net of $1,009, an increase in cash surrender value of corporate-owned life insurance policies of $809, and purchase of subsidiaries of $403.
Cash used in financing activities was $347,340 and $117,375 for the six months ended June 30, 2019 and 2018, respectively. In the first six months of 2019, cash was used for the dividends and distributions on common stock of $118,748, repayments of debt of $230,771, distributions to non-controlling interest of $285, deferred financing charges of $33, offset by net borrowings of debt under the revolver of $2,497. In the first six months of 2018, cash was used for the dividends and distributions on common stock of $112,462, repayments of debt of $987, net repayments of debt under the revolver of $3,567 and distribution to non-controlling interest of $359.
For the years ended December 31, 2018, 2017 and 2016, cash payments of dividends and distributions on common stock exceeded cash from operations by $43,533, $79,902 and $101,311, respectively. The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning June 30, 2019, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include repayment of the $232,000 of principal outstanding on our convertible notes due April 2020 (assuming they do not convert into shares of our common stock) and cash interest expense of approximately $110,700, which includes $34,125 from our 10.5% Senior Notes due 2026 that were issued in November 2018, and other corporate expenses and taxes. In addition, the board continues to evaluate our dividend policy on a quarterly basis. Payment of our quarterly dividend of $0.40 per share has required cash payments of approximately $244,100 per year.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of June 30, 2019, we had cash and cash equivalents of $323,861 (including $78,787 of cash at Douglas Elliman and $68,963 of cash at Liggett), investment securities, which were carried at $135,100 (see Note 5 to condensed consolidated financial statements), and long-term investments, which were carried at $63,814 (and, based on market prices as of June 30, 2019, had a fair value of $125,461, including in-transit redemptions (see Note 6 to condensed consolidated financial statements)). As of June 30, 2019, our investments in real estate ventures were carried at $144,766 and our investments in real estate, net were carried at $27,212.

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
Tobacco Litigation. As of June 30, 2019, verdicts have been entered in 16 Engle progeny cases against Liggett. Several were overturned on appeal and new trials were ordered. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 62 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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

	Indenture	June 30, 2019
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$319,475
Leverage ratio, as defined	<3.0 to 1	2.79 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.14 to 1

As of June 30, 2019 and December 31, 2018, we were in compliance with all debt covenants related to the 2025 Indenture.

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

Covenant	Indenture Requirement	June 30, 2019
Consolidated EBITDA, as defined	N/A	$264,612
Fixed charge coverage ratio, as defined	>2.0 to 1	2.72 to 1
Net leverage ratio, as defined	<4.0 to 1	2.53 to 1
Secured leverage ratio, as defined	<3.75 to 1	0.54 to 1
As of June 30, 2019 and December 31, 2018, we were in compliance with all of the debt covenants governing our 10.5% Senior Notes.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of June 30, 2019, $33,288 was outstanding under the revolving and term loan portions of the credit facility, all of which was classified as current liabilities. Availability as determined under the Credit Facility was $21,774 based on eligible collateral at June 30, 2019. At June 30, 2019, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $244,957 for the last twelve months ended June 30, 2019.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of June 30, 2019, we and our subsidiaries had total outstanding indebtedness of $1,471,100, of which $232,000 of our 5.5% variable interest senior convertible notes mature in 2020, $850,000 of our 6.125% Senior Secured Notes mature in 2025, and $325,000 of our 10.5% Senior Notes mature in 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $323,900, investment securities at fair value of approximately $135,100, long-term investments with an estimated value of approximately $125,500, including $4,271 of in-transit redemptions, and availability under Liggett’s credit facility of approximately $21,800 at June 30, 2019. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of June 30, 2019, approximately $33,300 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2019, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $333.
In addition, as of June 30, 2019, $213,148 ($232,000 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $67 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $4,000 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $17,355 and $17,221. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $17,287 as of June 30, 2019. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held debt securities available for sale totaling $88,831 as of June 30, 2019. See Note 5 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

Equity Security Price Risk

As of June 30, 2019, we held various investments in equity securities with a total fair value of $99,444, of which $46,269 represents equity securities at fair value and $53,175 represents equity securities that qualify for the NAV practical expedient. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 5 and 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and equity securities that qualify for the NAV practical expedient. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of June 30, 2019, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $9,944.

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

There have not been any changes in our internal control over financial reporting that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under a private offering of the Securities Act have been issued or sold by us during the three months ended June 30, 2019.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended June 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2019	—	$—		—	—
May 1 to May 31, 2019	5,165	9.04	(1)	—	—
June 1 to June 30, 2019	—	—		—	—
Total	5,165	$9.04		—	—

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 9, 2019