Form 10-Q
period 2019-09-30
VECTOR GROUP LTD
filed 2019-11-07
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended  September 30, 2019

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
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No
At November 4, 2019, Vector Group Ltd. had 147,790,061 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$319,298	$584,581
Investment securities at fair value	140,690	131,569
Accounts receivable - trade, net	42,653	34,246
Inventories	99,179	90,997
Other current assets	32,548	30,828
Total current assets	634,368	872,221
Property, plant and equipment, net	83,932	86,736
Investments in real estate, net	28,009	26,220
Long-term investments (of which $52,384 and $54,628 were carried at fair value)	66,915	66,259
Investments in real estate ventures	159,569	141,105
Operating lease right of use assets	148,387	—
Goodwill and other intangible assets, net	266,034	266,611
Other assets	99,470	90,352
Total assets	$1,486,684	$1,549,504
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$239,867	$256,134
Current portion of fair value of derivatives embedded within convertible debt	11,105	6,635
Current payments due under the Master Settlement Agreement	132,377	36,561
Income taxes payable, net	29,427	5,252
Current operating lease liability	19,344	—
Other current liabilities	174,722	180,338
Total current liabilities	606,842	484,920
Notes payable, long-term debt and other obligations, less current portion	1,178,241	1,386,697
Fair value of derivatives embedded within convertible debt	—	24,789
Non-current employee benefits	62,560	61,288
Deferred income taxes, net	34,378	37,411
Non-current operating lease liability	154,254	—
Payments due under the Master Settlement Agreement	17,275	16,383
Other liabilities	61,807	85,382
Total liabilities	2,115,357	2,096,870
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1.00 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.10 per share, 250,000,000 shares authorized, 147,790,061 and 140,914,642 shares issued and outstanding	14,779	14,092
Accumulated deficit	(620,791)	(542,169)
Accumulated other comprehensive loss	(23,149)	(19,982)
Total Vector Group Ltd. stockholders' deficiency	(629,161)	(548,059)
Non-controlling interest	488	693
Total stockholders' deficiency	(628,673)	(547,366)
Total liabilities and stockholders' deficiency	$1,486,684	$1,549,504

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Tobacco*	$303,260	$302,009	$854,517	$843,958
Real estate	201,530	211,860	609,629	580,365
Total revenues	504,790	513,869	1,464,146	1,424,323

Expenses:
Cost of sales:
Tobacco*	209,192	219,769	590,956	597,492
Real estate	136,264	140,533	408,694	389,851
Total cost of sales	345,456	360,302	999,650	987,343

Operating, selling, administrative and general expenses	92,374	87,549	278,047	262,961
Litigation settlement and judgment expense (income)	240	—	895	(1,944)
Operating income	66,720	66,018	185,554	175,963

Other income (expenses):
Interest expense	(32,963)	(51,084)	(103,236)	(145,452)
Change in fair value of derivatives embedded within convertible debt	6,182	10,005	20,319	31,289
Equity in earnings (losses) from real estate ventures	8,050	294	12,002	(8,378)
Other, net	1,755	4,481	13,653	13,660
Income before provision for income taxes	49,744	29,714	128,292	67,082
Income tax expense	13,736	14,686	37,944	29,394

Net income	36,008	15,028	90,348	37,688

Net income attributed to non-controlling interest	—	(3,026)	(80)	(657)

Net income attributed to Vector Group Ltd.	$36,008	$12,002	$90,268	$37,031

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.23	$0.07	$0.57	$0.23

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.23	$0.07	$0.56	$0.22

* Revenues and cost of sales include federal excise taxes of $122,951, $130,428, $347,527, and $359,199, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$36,008	$15,028	$90,348	$37,688

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized gains (losses)	2	(168)	725	(1,090)
Net unrealized (gains) losses reclassified into net income	(19)	165	(56)	989
Net unrealized (losses) gains on investment securities available for sale	(17)	(3)	669	(101)

Net change in pension-related amounts
Amortization of loss	491	441	1,439	1,324
Net change in pension-related amounts	491	441	1,439	1,324

Other comprehensive income	474	438	2,108	1,223

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(1)	47	(199)	299
Net unrealized (gains) losses reclassified into net income on investment securities	5	(46)	15	(272)
Pension-related amounts	(134)	(121)	(394)	(363)
Income tax provision on other comprehensive income	(130)	(120)	(578)	(336)

Other comprehensive income, net of tax	344	318	1,530	887

Comprehensive income	36,352	15,346	91,878	38,575

Comprehensive income attributed to non-controlling interest	—	(3,026)	(80)	(657)
Comprehensive income attributed to Vector Group Ltd.	$36,352	$12,320	$91,798	$37,918

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2019	140,953,900	$14,095	$—	$(597,786)	$(23,493)	$488	$(606,696)
Net income	—	—	—	36,008	—	—	36,008
Total other comprehensive income	—	—	—	—	344	—	344
Distributions and dividends on common stock ($0.38 per share)	—	—	(414)	(58,310)	—	—	(58,724)
Surrender of shares in connection with restricted stock vesting	(200,926)	(19)	(1,934)	—	—	—	(1,953)
Effect of stock dividend	7,037,087	703	—	(703)	—	—	—
Stock-based compensation	—	—	2,348	—	—	—	2,348
Balance as of September 30, 2019	147,790,061	$14,779	$—	$(620,791)	$(23,149)	$488	$(628,673)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2018	134,397,090	$13,440	$—	$(495,637)	$(18,038)	$71,516	$(428,719)
Net income	—	—	—	12,002	—	3,026	15,028
Total other comprehensive income	—	—	—	—	318	—	318
Distributions and dividends on common stock ($0.36 per share)	—	—	1,052	(56,896)	—	—	(55,844)
Surrender of shares in connection with restricted stock vesting	(192,119)	(19)	(3,637)	—	—	—	(3,656)
Effect of 2018 stock dividend*	6,709,671	671	—	(671)	—	—	—
Effect of 2019 stock dividend*	7,045,732	705	—	(705)	—	—	—
Stock-based compensation	—	—	2,585	—	—	—	2,585
Distributions to non-controlling interest	—	—	—	—	—	(2,162)	(2,162)
Balance as of September 30, 2018	147,960,374	$14,797	$—	$(541,907)	$(17,720)	$72,380	$(472,450)

*    Represents the effect of the September 27, 2019 and September 27, 2018 stock dividends on the third quarter 2018 common-stock activity.
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2019	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	90,268	—	80	90,348
Total other comprehensive income	—	—	—	—	1,530	—	1,530
Distributions and dividends on common stock ($1.14 per share)	—	—	(4,964)	(171,334)	—	—	(176,298)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(221,668)	(22)	(2,152)	—	—	—	(2,174)
Effect of stock dividend	7,037,087	703	—	(703)	—	—	—
Stock-based compensation	—	—	7,122	—	—	—	7,122
Distributions to non-controlling interest	—	—	—	—	—	(285)	(285)
Balance as of September 30, 2019	147,790,061	$14,779	$—	$(620,791)	$(23,149)	$488	$(628,673)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2018	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$82,159	$(331,760)
Impact of adoption of new accounting standards	—	—	—	1,094	(6,036)	(7,915)	(12,857)
Net income	—	—	—	37,031	—	657	37,688
Total other comprehensive income	—	—	—	—	887	—	887
Distributions and dividends on common stock ($1.09 per share)	—	—	(3,785)	(163,871)	—	—	(167,656)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(192,119)	(19)	(3,637)	—	—	—	(3,656)
Effect of 2018 stock dividend*	6,709,671	671	—	(671)	—	—	—
Effect of 2019 stock dividend*	7,045,732	705	—	(705)	—	—	—
Stock-based compensation	—	—	7,425	—	—	—	7,425
Distributions to non-controlling interest	—	—	—	—	—	(2,521)	(2,521)
Balance as of September 30, 2018	147,960,374	$14,797	$—	$(541,907)	$(17,720)	$72,380	$(472,450)

*    Represents the effect of the September 27, 2019 and September 27, 2018 stock dividends on the third quarter 2018 common-stock activity.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$195,349	$209,808
Cash flows from investing activities:
Sale of investment securities	16,186	14,895
Maturities of investment securities	45,798	16,899
Purchase of investment securities	(76,094)	(22,516)
Purchase of long-term investments	(1,000)	—
Investments in real estate ventures	(36,269)	(6,132)
Distributions from investments in real estate ventures	30,934	37,819
Increase in cash surrender value of life insurance policies	(773)	(806)
Decrease in restricted assets	661	254
Proceeds from sale of fixed assets	17	—
Capital expenditures	(10,158)	(12,546)
Repayments of notes receivable	—	67
Purchase of subsidiaries	(323)	(370)
Pay downs of investment securities	828	1,293
Investments in real estate, net	(1,910)	(1,495)
Net cash (used in) provided by investing activities	(32,103)	27,362
Cash flows from financing activities:
Deferred financing costs	(36)	—
Repayments of debt	(230,874)	(1,490)
Borrowings under revolver	204,506	261,058
Repayments on revolver	(221,373)	(264,654)
Dividends and distributions on common stock	(179,449)	(169,571)
Distributions to non-controlling interest	(285)	(2,521)
Other	(46)	—
Net cash used in financing activities	(427,557)	(177,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	(264,311)	59,992
Cash, cash equivalents and restricted cash, beginning of period	591,729	310,937
Cash, cash equivalents and restricted cash, end of period	$327,418	$370,929

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

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on September 27, 2019. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend.

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributed to Vector Group Ltd.	$36,008	$12,002	$90,268	$37,031
Income attributed to participating securities	(2,023)	(1,722)	(6,052)	(5,186)
Net income applicable to common shares attributed to Vector Group Ltd.	$33,985	$10,280	$84,216	$31,845

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributed to Vector Group Ltd.	$36,008	$12,002	$90,268	$37,031
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	—	(1,246)	—
Income attributed to participating securities	(2,023)	(1,722)	(6,052)	(5,186)
Net income applicable to common shares attributed to Vector Group Ltd.	$33,985	$10,280	$82,970	$31,845

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-average shares for basic EPS	146,703,766	146,461,283	146,562,252	146,327,788
Plus incremental shares related to convertible debt	—	—	961,191	—
Plus incremental shares related to stock options and non-vested restricted stock	32,374	26,290	13,782	185,660
Weighted-average shares for diluted EPS	146,736,140	146,487,573	147,537,225	146,513,448

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2019 and 2018, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods and the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted-average shares of non-vested restricted stock	1,012,285	—	1,274,549	—
Weighted-average expense per share	$18.03	$—	$17.95	$—
Weighted-average number of shares issuable upon conversion of debt	11,447,061	30,260,606	11,447,061	30,260,606
Weighted-average conversion price	$20.27	$16.15	$20.27	$16.15

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At September 30, 2019, the range of estimated fair values of the Company’s embedded derivatives was between $11,080 and $11,132. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $11,105 as of September 30, 2019. At December 31, 2018, the range of estimated fair values of the Company’s embedded derivatives was between $31,371 and $31,519. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $31,424 as of December 31, 2018. The estimated fair value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 8.)

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income	$3,083	$2,466	$9,430	$6,533
Equity in (losses) earnings from investments	(468)	3,230	(791)	9,205
Net (losses) gains recognized on investment securities	(1,487)	(962)	5,601	(1,295)
Net periodic benefit cost other than the service costs	(576)	(254)	(1,692)	(761)
Other income (expense)	1,203	1	1,105	(22)
Other, net	$1,755	$4,481	$13,653	$13,660

(g)	Other Assets:

Other assets consisted of:

	September 30, 2019	December 31, 2018
Restricted assets	$5,982	$6,306
Prepaid pension costs	24,800	23,869
Other assets	68,688	60,177
Total other assets	$99,470	$90,352

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	September 30, 2019	December 31, 2018
Accounts payable	$14,191	$13,144
Accrued promotional expenses	40,977	37,940
Accrued excise and payroll taxes payable, net	5,065	14,612
Accrued interest	28,116	38,673
Commissions payable	17,730	12,975
Accrued salary and benefits	25,518	30,228
Contract liabilities	7,416	—
Allowance for sales returns	6,617	6,935
Other current liabilities	29,092	25,831
Total other current liabilities	$174,722	$180,338

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)	Goodwill and Other Intangible Assets, Net:
The components of “Goodwill and other intangible assets, net” were as follows:

	September 30, 2019	December 31, 2018
Goodwill	$78,008	$77,568

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	515	1,532

Total goodwill and other intangible assets, net	$266,034	$266,611

(j)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the Condensed Consolidated Statement of Cash Flows were as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$319,298	$584,581
Restricted cash and cash equivalents included in other current assets	3,660	2,697
Restricted cash and cash equivalents included in other assets	4,460	4,451
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$327,418	$591,729

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

(k)    New Accounting Pronouncements:

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
Tobacco sales: Revenue from cigarette sales, which include federal excise taxes billed to customers, is recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records a liability for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the condensed consolidated balance sheet. The liability for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on the Company’s condensed consolidated balance sheet. The Company accounts for shipping and handling costs as fulfillment costs as part of cost of sales.
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

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Tobacco Segment Revenues:
Core Discount Brands - EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT, and EVE	$273,918	$274,405	$774,301	$764,306
Other Brands	29,342	27,604	80,216	79,652
Total tobacco revenues	$303,260	$302,009	$854,517	$843,958

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended September 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$73,081	$47,066	$25,008	$27,770	$172,925
Development marketing	6,920	—	7,614	3,992	18,526
Property management revenue	8,484	184	—	—	8,668
Title fees	—	1,049	—	—	1,049
Total Douglas Elliman revenue	88,485	48,299	32,622	31,762	201,168
Other real estate revenues	—	—	—	362	362
Total real estate revenues	$88,485	$48,299	$32,622	$32,124	$201,530

	Three Months Ended September 30, 2018
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$79,192	$48,996	$22,491	$26,802	$177,481
Development marketing	16,187	—	8,088	402	24,677
Property management revenue	8,528	(381)	—	—	8,147
Title fees	—	1,174	—	—	1,174
Total Douglas Elliman revenue	103,907	49,789	30,579	27,204	211,479
Other real estate revenues	—	—	—	381	381
Total real estate revenues	$103,907	$49,789	$30,579	$27,585	$211,860

	Nine Months Ended September 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$243,061	$118,057	$79,303	$77,952	$518,373
Development marketing	41,024	—	10,680	4,021	55,725
Property management revenue	26,699	538	—	—	27,237
Title fees	—	4,682	—	—	4,682
Total Douglas Elliman revenue	310,784	123,277	89,983	81,973	606,017
Other real estate revenues	—	—	—	3,612	3,612
Total real estate revenues	$310,784	$123,277	$89,983	$85,585	$609,629

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended September 30, 2018
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission brokerage income	$215,775	$124,902	$78,798	$76,313	$495,788
Development marketing	37,356	252	13,169	645	51,422
Property management revenue	25,226		—	—	25,226
Title fees	—	4,085	—	—	4,085
Total Douglas Elliman revenue	278,357	129,239	91,967	76,958	576,521
Other real estate revenues	—	—	—	3,844	3,844
Total real estate revenues	$278,357	$129,239	$91,967	$80,802	$580,365

Contract Balances
The following table provides information about contracts assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	September 30, 2019	January 1, 2019
Receivables, which are included in accounts receivable - trade, net	$2,378	$2,050
Contract assets, net, which are included in other current assets	8,809	9,264
Payables, which are included in other current liabilities	1,311	1,082
Contract liabilities, which are included in other current liabilities	7,416	7,071
Contract assets, net, which are included in other assets	20,093	15,794
Contract liabilities, which are included in other liabilities	35,258	30,445

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables increased $328 for the nine-month period ended September 30, 2019 primarily due to revenue accrued as performance obligations are satisfied of $2,780, offset by cash collections. Correspondingly, payables increased $229 primarily due to additional expense accruals as performance obligations are satisfied of $1,727, offset by cash payments.
Contract assets increased by $3,844 during the nine months ended September 30, 2019 due to $15,039 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of September 30, 2019, the Company estimates approximately $7,416 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $5,158 during the nine months ended September 30, 2019 due to $16,377 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts,

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

offset by revenue recognized for units sold during the quarter. The Company recognized revenue of $9,753 for the nine months ended September 30, 2019, that were included in the contract liabilities balances at January 1, 2019.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods for the three and nine months ended September 30, 2019 and 2018, respectively.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The leases have remaining lease terms of one year to 15 years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.
The components of lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost	$9,707	$28,212
Short-term lease cost	397	910
Variable lease cost	715	2,405

Finance lease cost:
Amortization	67	186
Interest on lease liabilities	5	12
Total lease cost	$10,891	$31,725

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$28,023
Operating cash flows from finance leases	12
Financing cash flows from finance leases	182

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	32,511
Finance leases	159

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	September 30,
	2019
Operating leases:
Operating lease right-of-use assets	$148,387

Current operating lease liability	$19,344
Non-current operating lease liability	154,254
Total operating lease liabilities	$173,598

Finance leases:
Investments in real estate, net	$120	(1)

Property, plant and equipment, at cost	$127
Accumulated amortization	(13)
Property and equipment, net	$114

Current portion of notes payable and long-term debt	$110
Notes payable, long-term debt and other obligations, less current portion	120
Total finance lease liabilities	$230

Weighted average remaining lease term:
Operating leases	8.63
Finance leases	3.00

Weighted average discount rate:
Operating leases	10.78%
Finance leases	8.41%

(1)	Included in Investments in real estate, net on the condensed consolidated balance sheet are financing lease equipment, at cost of $762 and accumulated amortization of $642 as of September 30, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
Remainder of 2019	$9,965	$39
2020	35,876	98
2021	33,786	44
2022	31,339	39
2023	29,295	31
2024	23,905	8
Thereafter	114,702	—
Total lease payments	278,868	259
Less imputed interest	(105,270)	(29)
Total	$173,598	$230

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2019	$35,973	$69	$35,904
2020	29,917	—	29,917
2021	27,592	—	27,592
2022	25,185	—	25,185
2023	23,589	—	23,589
Thereafter	104,126	—	104,126
Total	$246,382	$69	$246,313

The Company has one lease for office space wherein the lessor is an affiliate of a significant shareholder of the Company. This lease represents $1,368 of the ROU asset balances and $1,429 of lease liability balances as of September 30, 2019. The rent expense for this lease was approximately $115 and $344 for the three and nine months ended September 30, 2019.
As of September 30, 2019, the Company had $2,392 in undiscounted lease payments relating to additional operating leases for office space and equipment that have not yet commenced. The operating leases will commence in the fourth quarter of 2019 with lease terms ranging from 1.6 to 5 years.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	INVENTORIES

Inventories consisted of:

	September 30, 2019	December 31, 2018
Leaf tobacco	$46,706	$42,917
Other raw materials	4,318	3,750
Work-in-process	856	1,931
Finished goods	69,337	63,937
Inventories at current cost	121,217	112,535
LIFO adjustments	(22,038)	(21,538)
	$99,179	$90,997

All of the Company’s inventories at September 30, 2019 and December 31, 2018 are reported under the LIFO method. The $22,038 LIFO adjustment as of September 30, 2019 decreases the current cost of inventories by $15,432 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process and $6,362 for Finished goods. The $21,538 LIFO adjustment as of December 31, 2018 decreased the current cost of inventories by $14,932 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process and $6,362 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At September 30, 2019, Liggett had tobacco purchase commitments of approximately $17,318. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2019.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $18,758 and $16,001 at September 30, 2019 and December 31, 2018, respectively. Federal excise tax capitalized in inventory was $27,674 and $26,419 at September 30, 2019 and December 31, 2018, respectively.

5.	INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	September 30, 2019	December 31, 2018
Debt securities available for sale	$94,567	$84,367
Equity securities at fair value	46,123	47,202
Total investment securities at fair value	$140,690	$131,569

Net (losses) gains recognized on investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (losses) gains recognized on equity securities	$(1,506)	$(797)	$5,545	$(306)
Net gains (losses) recognized on debt securities available for sale	25	(4)	67	(17)
Gross realized losses on other-than-temporary impairments	(6)	(161)	(11)	(972)
Net (losses) gains recognized on investment securities	$(1,487)	$(962)	$5,601	$(1,295)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Sales of investment securities totaled $16,186 and $14,895 and proceeds from early redemptions by issuers totaled $46,626 and $18,192 for the nine months ended September 30, 2019 and 2018, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

(a) Debt Securities Available for Sale
The components of debt securities available for sale at September 30, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$93,730	$837	$—	$94,567
Total debt securities available for sale	$93,730	$837	$—	$94,567

The table below summarizes the maturity dates of debt securities available for sale at September 30, 2019.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$17,543	$7,090	$10,453	$—
Corporate securities	50,159	20,328	29,831	—
U.S. mortgage-backed securities	10,361	3,053	7,308	—
Commercial mortgage-backed securities	388	24	364	—
Commercial paper	13,934	13,934	—	—
Index-linked U.S. bonds	1,174	1,174	—	—
Foreign fixed-income securities	1,008	500	508	—
Total debt securities available for sale by maturity dates	$94,567	$46,103	$48,464	$—

The components of debt securities available for sale at December 31, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$84,199	$168	$—	$84,367
Total debt securities available for sale	$84,199	$168	$—	$84,367

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at September 30, 2019 and December 31, 2018, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross realized gains on sales	$27	$1	$74	$3
Gross realized losses on sales	(2)	(5)	(7)	(20)
Net gains (losses) recognized on debt securities available for sale	$25	$(4)	$67	$(17)

Gross realized losses on other-than-temporary impairments	$(6)	$(161)	$(11)	$(972)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

	September 30, 2019	December 31, 2018
Marketable equity securities	$23,909	$26,010
Mutual funds invested in fixed income securities	22,214	21,192
Total equity securities at fair value	$46,123	$47,202

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (losses) gains recognized on equity securities (1)	$(1,506)	$(797)	$5,545	$(306)
Less: Net gains (losses) recognized on equity securities sold (2)	58	(717)	468	(534)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(1,564)	$(80)	$5,077	$228

(1)
Includes $781 of net losses and $405 of net gains recognized on equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient during the three months ended September 30, 2019 and 2018, respectively, and $4,689 and $3,641 of net gains recognized on equity securities at fair value that qualify for the NAV practical expedient during the nine months ended September 30, 2019 and 2018, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 6.

(2)
Includes $84 of net gains recognized on sales of equity securities at fair value that qualify for the NAV practical expedient during the three months ended September 30, 2018, and $649 of gains and $84 of net gains recognized on sales of equity securities at fair value that qualify for the NAV practical expedient during the nine months ended September 30, 2019 and 2018, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheet and are further discussed in Note 6.

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

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in the common stock of a reinsurance company and membership units of a real estate limited liability company at September 30, 2019. As of December 31, 2018, the Company owned an investment in the common stock of a reinsurance company. The total carrying value of these investments was $6,000 and $5,000 and was included in “Other assets” on the condensed consolidated balance sheet at September 30, 2019 and December 31, 2018, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2019 and 2018, respectively.

6.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	September 30, 2019	December 31, 2018
Equity securities at fair value that qualify for the NAV practical expedient	$52,384	$54,628
Equity-method investments	14,531	11,631
	$66,915	$66,259

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity-Method Investments:

Equity-method investments consisted of the following:

	September 30, 2019	December 31, 2018
Indian Creek Investors LP (“Indian Creek”)	$665	$1,167
Boyar Value Fund (“Boyar”)	9,362	8,384
Optika Fund LLC (“Optika”)	4,504	—
Ladenburg Thalmann Financial Services Inc. (“LTS”)	—	2,080
Castle Brands, Inc. (“Castle”)	—	—
	$14,531	$11,631

At September 30, 2019, the Company’s ownership percentages in Indian Creek, Boyar, LTS and Castle were 12.47%, 35.65%, 10.22% and 7.62%, respectively. During the third quarter of 2019, the Company contributed $5,000 to Optika and its ownership percentage in the fund was 10.76% at September 30, 2019. The Company accounted for its Indian Creek, Boyar and Optika interests as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS and Castle interests as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The fair value of the investment in Boyar, based on the quoted market price as of September 30, 2019, was $9,362, equal to its carrying value. At September 30, 2019, the aggregate fair values of the LTS and Castle investments, based on the quoted market price, were $36,003 and $16,248, respectively.
The Company received cash distributions of $1,495 and $1,231 from the Company’s equity-method investments for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized equity in losses from equity-method investments of $468 and equity in earnings from equity-method investments of $3,230 for the three months ended September 30, 2019 and 2018, respectively. The Company recognized equity in losses from equity-method investments of $791 and equity in earnings from equity method investments of $9,205 for the nine months ended September 30, 2019 and 2018, respectively. The Company has suspended its recognition of equity in losses from LTS and Castle to the extent such losses exceed its basis.
On October 9, 2019, Castle was acquired pursuant to a cash tender offer of $1.27 per outstanding Common Share and,  in connection therewith, the Company tendered the entire amount of its 12,895,017 common shares of Castle.  The Company received $16,377 in October 2019 from the transaction that will be recognized in the fourth quarter.  At the closing of the transaction, the Company’s Executive Vice President resigned as President and Chief Executive Officer of Castle and the Company’s management agreement with Castle was cancelled.
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
The estimated fair value of the Company’s investments in Indian Creek and Optika represents the NAV per share and was provided by the partnership based on the indicated market value of the underlying assets or investment portfolio. The investments are illiquid and their ultimate realization is subject to the performance of the underlying partnership and their management by the general partners. In accordance with Subtopic 820-10, these investments would not be classified under the fair value hierarchy disclosed in Note 12 if the assets were recorded on the condensed consolidated balance sheet at fair value because they are measured at fair value using the NAV practical expedient.

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

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	September 30, 2019	December 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$85,221	$65,007
All other U.S. areas	15.0% - 48.5%	48,091	31,392
		133,312	96,399
Apartment Buildings:
All other U.S. areas	7.6% - 16.3%	—	—
		—	—
Hotels:
New York City SMSA	1.0% - 18.4%	2,513	15,782
International	49.0%	2,405	2,334
		4,918	18,116
Commercial:
New York City SMSA	49.0%	1,968	1,867
All other U.S. areas	1.6%	7,468	7,053
		9,436	8,920

Other:	15.0% - 50.0%	11,903	17,670
Investments in real estate ventures		$159,569	$141,105
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$21,760	$1,158
All other U.S. areas	14,000	—
	35,760	1,158
Apartment Buildings:
New York City SMSA	—	522
	—	522
Hotels:
New York City SMSA	172	167
	172	167

Other:	337	4,285
Total contributions	$36,269	$6,132

During the nine months ended September 30, 2019, New Valley did not make certain capital contributions to Monad Terrace, a Condominium and Mixed Use Development located in All other U.S. areas. The Company’s ownership percentage was reduced from 18% to 17% for the nine months ended September 30, 2019. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the nine months ended September 30, 2019 and September 30, 2018. New Valley’s direct investment percentage for these ventures did not significantly change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$3,380	$38,860
All other U.S. areas	1,279	—
	4,659	38,860
Apartment Buildings:
All other U.S. areas	79	295
	79	295
Hotels:
New York City SMSA	21,572	—
	21,572	—
Commercial:
New York City SMSA	13	9
All other U.S. areas	160	10,072
	173	10,081

Other	8,088	657
Total distributions	$34,571	$49,893

Of the distributions received by New Valley from its investment in real estate ventures, $3,637 and $12,074 were from distributions of earnings for the nine months ended September 30, 2019 and 2018, respectively, and $30,934 and $37,819 were a return of capital for the nine months ended September 30, 2019 and 2018, respectively. Distributions from earnings are included in cash from operations in the Condensed Consolidating Statements of Cash Flows, while distributions that are returns of capital are included in cash flows from investing activities in the Condensed Consolidating Statements of Cash Flows.
During the nine months ended September 30, 2019, New Valley’s Park Lane joint venture sold 80% of its interest in the Park Lane Hotel, a Hotel located in the New York City SMSA. New Valley recognized equity in earnings of $10,328 from the sale and received distributions of $20,788 for the nine months ended September 30, 2019, respectively. The sale reduced New Valley’s direct ownership percentage of the Park Lane Hotel from 5.2% to 1.0%. New Valley continues to account for its investment in the joint venture under the equity method of accounting because its ownership percentage in its direct investment continues to meet the threshold for equity method accounting.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$2,099	$1,732	$(1,127)	$(1,880)
All other U.S. areas	4,600	(151)	2,234	(976)
	6,699	1,581	1,107	(2,856)
Apartment Buildings:
New York City SMSA	—	(1,267)	—	(4,550)
All other U.S. areas	76	156	79	142
	76	(1,111)	79	(4,408)
Hotels:
New York City SMSA	(102)	(749)	8,132	(2,200)
International	434	206	70	(362)
	332	(543)	8,202	(2,562)
Commercial:
New York City SMSA	(149)	(228)	114	(617)
All other U.S. areas	146	273	517	1,416
	(3)	45	631	799

Other:	946	322	1,983	649
Equity in earnings (losses) from real estate ventures	$8,050	$294	$12,002	$(8,378)

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of four New York City SMSA and one All other U.S. areas Condominium and Mixed Use Development ventures were less than their carrying value as of September 30, 2019. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in earnings from real estate ventures of $4,445 and $8,311 for the three and nine months ended September 30, 2019, respectively.
As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Condominium and Mixed Use Development venture was less than its carrying value as of September 30, 2018. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $2,700 and $10,174, of which $2,113 and $8,467 were attributed to the Company for the three and nine months ended September 30, 2018, respectively.
Investment in Real Estate Ventures Entered into during 2019:

In February 2019, New Valley invested $500 for an approximate 37.0% interest in 352 6th, LLC. The joint venture plans to develop a condominium complex. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 352 6th, LLC was $529 at September 30, 2019.
In April 2019, New Valley invested $10,018 for an approximate 17.0% interest in Meatpacking Plaza. The joint venture plans to construct a mixed use development. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Meatpacking Plaza was $10,487 at September 30, 2019.
Also in April 2019, New Valley invested $5,000 for an approximate 5.5% interest in 9 DeKalb. The joint venture plans to develop a mixed use development. The venture is a variable interest entity; however, New Valley is not the primary beneficiary.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 9 DeKalb was $5,234 at September 30, 2019.
In September 2019, New Valley invested $14,000 for an approximate 38.9% interest in The Park on Fifth (500 Alton Rd). The joint venture plans to construct a mixed use development. The venture is a variable interest entity; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in The Park on Fifth (500 Alton Rd) was $14,000 at September 30, 2019.
VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $976 and $1,387 as of September 30, 2019 and December 31, 2018, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of September 30, 2019 and December 31, 2018. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

September 30, 2019
Condominium and Mixed Use Development:
New York City SMSA	$90,143
All other U.S. areas	60,591
150,734
Hotels:
New York City SMSA	2,513
International	2,405
4,918
Commercial:
New York City SMSA	1,968
All other U.S. areas	7,468
9,436

Other:	26,535
Total maximum exposure to loss	$191,623

New Valley capitalized $1,703 and $4,706 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2019. New Valley capitalized $2,246 and $6,549 of interest costs into the carrying value of its venture whose projects were currently under development for the three and nine months ended September 30, 2018.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley owns an interest. Douglas Elliman earned gross commissions of approximately $15,394 and $16,603 from these projects for the nine months ended September 30, 2019 and 2018, respectively.
On November 1, 2019, Douglas Elliman sold its 50% interest in Innova Risk Management, an insurance brokerage company. Douglas Elliman received $8,732 in cash in November 2019 and may receive an additional $1,000 in a potential earn out over a period of two years.

Combined Financial Statements for Unconsolidated Subsidiaries:
The following summarized financial data for certain unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for the 125 Greenwich Street investment. New Valley has elected a one-month lag reporting period for the investment.

Condominium and Mixed Use Development:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income Statement
Revenue	$1	$6	$4	$27
Other expenses	495	745	3,250	145,223
Loss from continuing operations	$(494)	$(739)	$(3,246)	$(145,196)

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	September 30, 2019	December 31, 2018
Escena, net	$10,049	$10,170
Sagaponack	17,960	16,050
Investments in real estate, net	$28,009	$26,220

Escena.  The assets of “Escena, net” were as follows:

	September 30, 2019	December 31, 2018
Land and land improvements	$8,910	$8,910
Building and building improvements	1,926	1,900
Other	1,680	2,162
	12,516	12,972
Less accumulated depreciation	(2,467)	(2,802)
	$10,049	$10,170

New Valley recorded operating losses of $965 and $918 for the three months ended September 30, 2019 and 2018, respectively, from Escena. New Valley recorded operating losses of $633 and $408 for the nine months ended September 30, 2019 and 2018, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly-owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of September 30, 2019 and December 31, 2018, the assets of Sagaponack consisted of land and land improvements of $17,960 and $16,050, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	September 30, 2019	December 31, 2018
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026	325,000	325,000
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $0 and $3,359*	—	226,641
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $13,107 and $29,465*	218,893	202,535
Liggett:
Revolving credit facility	11,735	28,381
Term loan under credit facility	2,188	2,409
Equipment loans	446	1,039
Other	30,224	30,440
Notes payable, long-term debt and other obligations	1,438,486	1,666,445
Less:
Debt issuance costs	(20,378)	(23,614)
Total notes payable, long-term debt and other obligations	1,418,108	1,642,831
Less:
Current maturities	(239,867)	(256,134)
Amount due after one year	$1,178,241	$1,386,697
______________________
* The fair value of the derivatives embedded within the 7.5% Variable Interest Senior Convertible Notes ($0 at September 30, 2019 and $6,635 at December 31, 2018, respectively) and the 5.5% Variable Interest Senior Convertible Debentures ($11,105 at September 30, 2019 and $24,789 at December 31, 2018, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of September 30, 2019, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
10.5% Senior Notes due 2026 — Vector:
As of September 30, 2019, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
7.5% Variable Interest Senior Convertible Notes due 2019 — Vector:
In January 2019, the Company paid $230,000 of principal and $8,102 of accrued interest as full payment of its 7.5% Variable Interest Senior Convertible Notes that matured on January 15, 2019.
5.5% Variable Interest Senior Convertible Debentures due 2020 — Vector:
As of September 30, 2019, the Company was in compliance with all debt covenants related to its 5.5% Variable Interest Senior Convertible Debentures due 2020. The conversion price for the 5.5% Variable Interest Senior Convertible Debentures due 2020 was $20.27 as of September 30, 2019 and December 31, 2018, respectively. The number of shares into which each $1,000 of principal amount would be convertible was 49.3363 as of September 30, 2019 and December 31, 2018, respectively.
Revolving Credit Facility and Term Loan Under Credit Facility — Liggett:
As of September 30, 2019, a total of $13,923 was outstanding under the revolving and term loan portions of the credit facility. The total outstanding balance under the revolving and term loan portions of the credit facility was classified as current debt as of September 30, 2019. Availability, as determined under the facility, was approximately $45,200 based on eligible collateral at

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

September 30, 2019. As of September 30, 2019, the Company’s applicable subsidiaries were in compliance with all debt covenants under this revolving and term loan facility.
On October 31, 2019, the Company’s applicable subsidiaries amended the credit facility to, among other things, (i) extend its maturity to January 31, 2025, (ii) update the borrowing base, and (iii) reflect the repayment in full of the term loan facility. Accordingly, the term loan portion of the credit facility no longer exists. As of November 1, 2019, $60,000 was available for borrowing under the Credit Agreement.
Non-Cash Interest Expense — Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization of debt discount, net	$5,746	$22,871	$19,718	$61,450
Amortization of debt issuance costs	1,089	3,158	3,327	8,783
	$6,835	$26,029	$23,045	$70,233

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2019			December 31, 2018
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Senior Notes	$1,175,000		$1,145,375	$1,175,000		$1,034,500
Variable Interest Senior Convertible Debt	218,893		241,136	429,176		468,704
Liggett and other	44,593		44,605	62,269		62,255
Notes payable and long-term debt	$1,438,486	(1)	$1,431,116	$1,666,445	(1)	$1,565,459

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 12.

Notes payable and long-term debt are carried on the condensed consolidated balance sheet at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2019 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the nine months ended September 30, 2019 and 2018, Liggett incurred tobacco product liability legal expenses and costs totaling $5,627 and $5,256, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of September 30, 2019, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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
Individual Actions
As of September 30, 2019, there were 40 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases or the individual cases pending in West Virginia state court as part of a consolidated action. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	25
Illinois	7
Louisiana	2
New York	2
West Virginia	2
Nevada	1
Ohio	1

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of September 30, 2019, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
In June 2017, Liggett entered into an agreement to settle nine cases (eight Engle progeny cases and one Individual Action) for $1,400 and in September 2017 Liggett entered into an agreement to settle 20 Engle progeny cases for $4,100. As of September 30, 2019, Liggett (and in certain cases the Company) had, on an individual basis, settled an additional 187 Engle progeny cases for approximately $7,700 in the aggregate.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, 60 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

Judgments Paid in Engle Progeny Cases.
As of September 30, 2019, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. An adverse verdict against Liggett for $160 in Santoro is currently on appeal.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett Only Cases
There are currently two cases pending where Liggett is the sole defendant: Cowart, a Florida Individual Action and Cohn, an Engle progeny case. Cohn is set for trial in April 2020. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Class Actions
As of September 30, 2019, three actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant, although the West Virginia case, described below, has been settled, pending final documentation. Other cigarette manufacturers are also named in the two remaining cases.
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
In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In June 2019, Liggett settled the litigation, subject to court approval. A hearing is scheduled in December 2019. Liggett accrued for this matter in the second quarter of 2019.
Health Care Cost Recovery Actions
As of September 30, 2019, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Upcoming Trials
As of September 30, 2019, there were two Individual Actions and three Engle Progeny cases scheduled for trial through September 30, 2020, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
The PMs have now settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share. In January 2019, Montana sent a demand letter to the PMs seeking the return of amounts withheld or paid into the disputed payments escrow account (plus interest) for the NPM Adjustment years 2005 - 2016. Any amounts purportedly due from Liggett to Montana are immaterial. The 2004 NPM Adjustment arbitration started in 2016 and separate court proceedings continue for states with which the PMs have not settled.
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales in the aggregate by $32,840 for years 2013 - 2018. Liggett and Vector Tobacco may be entitled to further adjustments. As of September 30, 2019, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of September 30, 2019, there remains approximately $36,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2018 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement (the “1996 Agreement”) alleging that Liggett owes Mississippi at least $27,000 in compensatory damages and additional amounts for interest, punitive damages and attorneys’ fees. In April 2017, the Chancery Court ruled that the 1996 Agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded.  In June 2018, the Chancery Court granted Liggett’s motion to compel arbitration as to two issues concerning damages and stayed the proceedings before the Special Master pending completion of the arbitration. In March 2019, the arbitration panel issued its final arbitration award on the two issues before it: (i) the panel ruled in favor of Liggett, finding that the $294,000 of proceeds from Eve Holdings’ 1999 brand sale should not be included in Liggett’s pre-tax income; and (ii) ruled in favor of Mississippi on the remaining issue, finding that compensatory damages to Mississippi, if any, would be based on 0.5% of Liggett’s annual pre-tax income for the term of the settlement agreement.  Following confirmation of the arbitration award, Mississippi voluntarily dismissed with prejudice its claims for punitive damages and attorneys’ fees.

In July 2019, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2019) is approximately $14,400, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17,500 in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending.  Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2019 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2019	$36,561	$310	$36,871	$16,383	$21,794	$38,177
Expenses	125,911	895	126,806	—	—	—
Change in MSA obligations capitalized as inventory	2,756	—	2,756	—	—	—
Payments	(31,959)	(355)	(32,314)	—	—	—
Reclassification to/(from) non-current liabilities	(892)	3,338	2,446	892	(3,338)	(2,446)
Interest on withholding	—	187	187	—	1,600	1,600
Balance as of September 30, 2019	$132,377	$4,375	$136,752	$17,275	$20,056	$37,331
The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2018 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2018	$12,385	$260	$12,645	$21,479	$19,840	$41,319
Expenses	127,510	575	128,085	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(5,703)	—	(5,703)
Change in MSA obligations capitalized as inventory	605	—	605	—	—	—
Payments	(9,463)	(825)	(10,288)	(40)	—	(40)
Reclassification to/(from) non-current liabilities	(647)	218	(429)	647	(218)	429
Interest on withholding	—	26	26	—	1,602	1,602
Balance as of September 30, 2018	$129,795	$254	$130,049	$16,383	$21,224	$37,607

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In 2014, Liggett Vector Brands entered into an agreement with a subsidiary of the Convenience Distribution Association to support a program to permit certain tobacco distributors to secure, on reasonable terms, tax stamp bonds required by state and local governments for the distribution of cigarettes. Under the agreement, Liggett Vector Brands agreed to pay a portion of losses incurred by the surety under the bond program, with a maximum loss exposure of $500. In August 2019, Liggett Vector Brands reached an agreement in principle to terminate this program and, in connection with this termination, incurred a charge of $212.
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

10.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Pension Benefits		Other Postretirement Benefits		Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost — benefits earned during the period	$133	$147	$400	$441	$—	$2	$1	$3
Interest cost on projected benefit obligation	1,215	1,124	3,645	3,370	87	82	260	246
Expected return on assets	(1,218)	(1,393)	(3,655)	(4,179)	—	—	—	—
Amortization of prior service cost	—	—	—	—	1	—	3	—
Amortization of net loss (gain)	500	451	1,502	1,354	(9)	(10)	(63)	(30)
Net expense	$630	$329	$1,892	$986	$79	$74	$201	$219

The service cost component of net periodic benefit expense is recorded in Operating, selling, administrative and general expenses in the condensed consolidated statements of income while the other components are recorded in Other, net.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.	INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. The Company’s tax rate does not bear a relationship to statutory tax rates due to permanent differences and state taxes.
The Company’s income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income before provision for income taxes	$49,744	$29,714	$128,292	$67,082
Income tax expense using estimated annual effective income tax rate	14,844	15,194	38,378	33,809
Changes in effective tax rates	(785)	1,895	—	—
Change in estimate for the impact of Tax Cuts and Jobs Act of 2017	—	(162)	—	(1,971)
Impact of discrete items, net	(323)	(2,241)	(434)	(2,444)
Income tax expense	$13,736	$14,686	$37,944	$29,394

The discrete items for the three and nine months ended September 30, 2019 are related to the release of certain valuation allowances offset by tax expense related to state tax audits and stock-based compensation. The discrete items for the three and nine months ended September 30, 2018 are primarily related to an income tax benefit associated with a state tax credit, the windfall tax benefit from the vesting of a performance-based stock grant, and a change in estimate for the impact of the Tax Act. The Company’s change in estimate for the impact of the Tax Cuts and Jobs Act of 2017 relates to the net impact of increased deductions taken on the Company’s 2017 federal income tax return in conjunction with the Tax Act’s income tax rate reduction from 2017 to 2018.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets:
Money market funds (1)	$255,579	$255,579	$—	$—

Commercial paper (1)	39,011	—	39,011	—

Certificates of deposit (2)	2,186	—	2,186	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	23,909	23,909	—	—
Mutual funds invested in fixed-income securities	22,214	22,214	—	—
Total equity securities at fair value	46,123	46,123	—	—
Debt securities available for sale
U.S. government securities	17,543	—	17,543	—
Corporate securities	50,159	—	50,159	—
U.S. government and federal agency	10,361	—	10,361	—
Commercial mortgage-backed securities	388	—	388	—
Commercial paper	13,934	—	13,934	—
Index-linked U.S. bonds	1,174	—	1,174	—
Foreign fixed-income securities	1,008	—	1,008	—
Total debt securities available for sale	94,567	—	94,567	—

Total investment securities at fair value	140,690	46,123	94,567	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient (3)	52,384	—	—	—
Total	$490,385	$302,237	$135,764	$—

Liabilities:
Fair value of contingent liability	$5,204	$—	$—	$5,204
Fair value of derivatives embedded within convertible debt	11,105	—	—	11,105
Total	$16,309	$—	$—	$16,309

(1)	Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $3,660 that is included in Other current assets and $3,910 that is included in Other assets.

(2)	Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheet.

(3)	In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2019	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$11,105	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed remaining cash dividends - Q4 2019 and Q1 2020	$0.40/$0.20
			Stock price	$11.91
			Convertible trading price (as a percentage of par value)	103.94%
			Volatility	42.25%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	1.70% - 3.70% (2.70%)

Fair value of contingent liability	$5,204	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$320,000
			Risk-free rate for a 3.25 year term	1.54%
			Leverage-adjusted equity volatility of peer firms	33.91%

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2019 and 2018, respectively.

13.	SEGMENT INFORMATION

The Company’s business segments for the three and nine months ended September 30, 2019 and 2018 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of conventional cigarettes. The Real Estate segment included the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2019 and 2018 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended September 30, 2019
Revenues	$303,260		$201,530		$—	$504,790
Operating income (loss)	72,799	(1)	628		(6,707)	66,720
Equity in earnings from real estate ventures	—		8,050		—	8,050
Depreciation and amortization	1,941		2,240		249	4,430

Three months ended September 30, 2018
Revenues	$302,009		$211,860		$—	$513,869
Operating income (loss)	63,259		9,115		(6,356)	66,018
Equity in earnings from real estate ventures	—		294		—	294
Depreciation and amortization	2,059		2,398		250	4,707

Nine months ended September 30, 2019
Revenues	$854,517		$609,629		$—	$1,464,146
Operating income (loss)	201,594	(2)	4,672		(20,712)	185,554
Equity in earnings from real estate ventures	—		12,002		—	12,002
Depreciation and amortization	5,848		6,765		749	13,362
Capital expenditures	3,425		6,733		—	10,158

Nine months ended September 30, 2018
Revenues	$843,958		$580,365		$—	$1,424,323
Operating income (loss)	189,185	(3)	6,222	(4)	(19,444)	175,963
Equity in losses from real estate ventures	—		(8,378)		—	(8,378)
Depreciation and amortization	6,171		7,105		767	14,043
Capital expenditures	4,175		8,356		15	12,546

(1)	Operating income includes $240 of litigation settlement and judgment expense.

(2)	Operating income includes $895 of litigation settlement and judgment expense.

(3)	Operating income includes $6,298 of income from a settlement of a long-standing dispute related to the Master Settlement Agreement, and $525 of litigation settlement and judgment expense.

(4)	Operating income includes $2,469 of litigation settlement and judgment income.

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
Presented herein are Condensed Consolidating Balance Sheets as of September 30, 2019 and 2018, the related Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2019 and 2018, and the related Condensed Consolidating Statements of Cash Flows for the three and nine months ended September 30, 2019 and 2018 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		September 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$131,517	$108,713	$79,068	$—	$319,298
Investment securities at fair value	140,690	—	—	—	140,690
Accounts receivable - trade, net	—	17,916	24,737	—	42,653
Intercompany receivables	43,701	—	—	(43,701)	—
Inventories	—	99,179	—	—	99,179
Income taxes receivable, net	—	—	128	(128)	—
Other current assets	650	7,069	24,829	—	32,548
Total current assets	316,558	232,877	128,762	(43,829)	634,368
Property, plant and equipment, net	343	35,217	48,372	—	83,932
Investments in real estate, net	—	—	28,009	—	28,009
Long-term investments (of which $52,384 were carried at fair value)	66,915	—	—	—	66,915
Investments in real estate ventures	—	—	159,569	—	159,569
Operating lease right of use assets	7,358	4,933	136,096	—	148,387
Investments in consolidated subsidiaries	450,973	247,222	—	(698,195)	—
Goodwill and other intangible assets, net	—	107,511	158,523	—	266,034
Other assets	14,948	39,453	45,566	(497)	99,470
Total assets	$857,095	$667,213	$704,897	$(742,521)	$1,486,684
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$217,894	$21,774	$7,699	$(7,500)	$239,867
Current portion of fair value of derivatives embedded within convertible debt	11,105	—	—	—	11,105
Intercompany payables	—	259	43,442	(43,701)	—
Income taxes payable, net	25,064	4,491	—	(128)	29,427
Current payments due under the Master Settlement Agreement	—	132,377	—	—	132,377
Current operating lease liability	693	1,949	16,702	—	19,344
Other current liabilities	40,861	74,776	59,758	(673)	174,722
Total current liabilities	295,617	235,626	127,601	(52,002)	606,842
Notes payable, long-term debt and other obligations, less current portion	1,155,622	22,594	22,525	(22,500)	1,178,241
Non-current employee benefits	47,124	15,436	—	—	62,560
Deferred income taxes, net	(19,991)	22,048	32,321	—	34,378
Non-current operating lease liability	7,625	3,579	143,050	—	154,254
Other liabilities, including litigation accruals and payments due under the Master Settlement Agreement	259	42,537	41,490	(5,204)	79,082
Total liabilities	1,486,256	341,820	366,987	(79,706)	2,115,357
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(629,161)	325,393	337,422	(662,815)	(629,161)
Non-controlling interest	—	—	488	—	488
Total stockholders' (deficiency) equity	(629,161)	325,393	337,910	(662,815)	(628,673)
Total liabilities and stockholders' deficiency	$857,095	$667,213	$704,897	$(742,521)	$1,486,684

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$303,379	$201,530	$(119)	$504,790
Expenses:
Cost of sales	—	209,192	136,264	—	345,456
Operating, selling, administrative and general expenses	9,490	18,376	64,627	(119)	92,374
Litigation settlement and judgment expense	—	240	—	—	240
Management fee expense	—	2,993	—	(2,993)	—
Operating (loss) income	(9,490)	72,578	639	2,993	66,720
Other income (expenses):
Interest expense	(32,023)	(937)	(228)	225	(32,963)
Change in fair value of derivatives embedded within convertible debt	6,182	—	—	—	6,182
Equity in earnings from real estate ventures	—	—	8,050	—	8,050
Equity in earnings in consolidated subsidiaries	61,483	1,893	—	(63,376)	—
Management fee income	2,993	—	—	(2,993)	—
Other, net	(655)	1,702	1,808	(1,100)	1,755
Income before provision for income taxes	28,490	75,236	10,269	(64,251)	49,744
Income tax benefit (expense)	7,518	(18,231)	(3,023)	—	(13,736)
Net income	36,008	57,005	7,246	(64,251)	36,008
Net loss attributed to non-controlling interest	—	—	—	—	—
Net income attributed to Vector Group Ltd.	$36,008	$57,005	$7,246	$(64,251)	$36,008
Comprehensive loss attributed to non-controlling interest	$—	$—	$—	$—	$—
Comprehensive income attributed to Vector Group Ltd.	$36,352	$57,240	$7,246	$(64,486)	$36,352

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$302,128	$211,860	$(119)	$513,869
Expenses:
Cost of sales	—	219,769	140,533	—	360,302
Operating, selling, administrative and general expenses	8,915	16,497	62,256	(119)	87,549
Management fee expense	—	2,878	—	(2,878)	—
Operating (loss) income	(8,915)	62,984	9,071	2,878	66,018
Other income (expenses):
Interest expense	(50,317)	(760)	(7)	—	(51,084)
Change in fair value of derivatives embedded within convertible debt	10,005	—	—	—	10,005
Equity in earnings from real estate ventures	—	—	294	—	294
Equity in earnings in consolidated subsidiaries	50,102	—	—	(50,102)	—
Management fee income	2,878	—	—	(2,878)	—
Other, net	5,079	(940)	342	—	4,481
Income before provision for income taxes	8,832	61,284	9,700	(50,102)	29,714
Income tax benefit (expense)	3,170	(15,885)	(1,971)	—	(14,686)
Net income	12,002	45,399	7,729	(50,102)	15,028
Net income attributed to non-controlling interest	—	—	(3,026)	—	(3,026)
Net income attributed to Vector Group Ltd.	$12,002	$45,399	$4,703	$(50,102)	$12,002
Comprehensive income attributed to non-controlling interest	$—	$—	$(3,026)	$—	$(3,026)
Comprehensive income attributed to Vector Group Ltd.	$12,320	$45,546	$4,703	$(50,249)	$12,320

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$854,875	$609,629	$(358)	$1,464,146
Expenses:
Cost of sales	—	590,956	408,694	—	999,650
Operating, selling, administrative and general expenses	28,836	53,234	196,335	(358)	278,047
Litigation settlement and judgment expense	—	895	—	—	895
Management fee expense	—	8,978	—	(8,978)	—
Operating (loss) income	(28,836)	200,812	4,600	8,978	185,554
Other income (expenses):
Interest expense	(100,277)	(2,947)	(685)	673	(103,236)
Change in fair value of derivatives embedded within convertible debt	20,319	—	—	—	20,319
Equity in earnings from real estate ventures	—	—	12,002	—	12,002
Equity in earnings in consolidated subsidiaries	162,911	6,617	—	(169,528)	—
Management fee income	8,978	—	—	(8,978)	—
Other, net	9,307	2,302	3,144	(1,100)	13,653
Income before provision for income taxes	72,402	206,784	19,061	(169,955)	128,292
Income tax benefit (expense)	17,866	(50,297)	(5,513)	—	(37,944)
Net income	90,268	156,487	13,548	(169,955)	90,348
Net income attributed to non-controlling interest	—	—	(80)	—	(80)
Net income attributed to Vector Group Ltd.	$90,268	$156,487	$13,468	$(169,955)	$90,268
Comprehensive income attributed to non-controlling interest	$—	$—	$(80)	$—	$(80)
Comprehensive income attributed to Vector Group Ltd.	$91,798	$157,191	$13,468	$(170,659)	$91,798

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Nine Months Ended September 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$844,316	$580,365	$(358)	$1,424,323
Expenses:
Cost of sales	—	597,492	389,851	—	987,343
Operating, selling, administrative and general expenses	26,331	49,342	187,646	(358)	262,961
Litigation settlement and judgment expense (income)	—	525	(2,469)	—	(1,944)
Management fee expense	—	8,632	—	(8,632)	—
Operating (loss) income	(26,331)	188,325	5,337	8,632	175,963
Other income (expenses):
Interest expense	(143,286)	(2,103)	(63)	—	(145,452)
Change in fair value of derivatives embedded within convertible debt	31,289	—	—	—	31,289
Equity in losses from real estate ventures	—	—	(8,378)	—	(8,378)
Equity in earnings in consolidated subsidiaries	136,615		—	(136,615)	—
Management fee income	8,632	—	—	(8,632)	—
Other, net	13,899	(1,259)	1,020	—	13,660
Income (loss) before provision for income taxes	20,818	184,963	(2,084)	(136,615)	67,082
Income tax benefit (expense)	16,213	(47,433)	1,826	—	(29,394)
Net income (loss)	37,031	137,530	(258)	(136,615)	37,688
Net income attributed to non-controlling interest	—	—	(657)	—	(657)
Net income (loss) attributed to Vector Group Ltd.	$37,031	$137,530	$(915)	$(136,615)	$37,031
Comprehensive income attributed to non-controlling interest	$—	$—	$(657)	$—	$(657)
Comprehensive income (loss) attributed to Vector Group Ltd.	$37,918	$137,961	$(915)	$(137,046)	$37,918

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$122,305	$259,426	$8,623	$(195,005)	$195,349
Cash flows from investing activities:
Sale of investment securities	16,186	—	—	—	16,186
Maturities of investment securities	45,798	—	—	—	45,798
Purchase of investment securities	(76,094)	—	—	—	(76,094)
Purchase of long-term investments	—	—	(1,000)	—	(1,000)
Investments in real estate ventures	—	—	(36,269)	—	(36,269)
Purchase of subsidiaries	—	—	(323)	—	(323)
Distributions from investments in real estate ventures	—	—	30,934	—	30,934
Increase in cash surrender value of life insurance policies	(311)	(462)	—	—	(773)
(Increase) decrease in restricted assets	(22)	683	—	—	661
Investments in subsidiaries	(42,604)	—	—	42,604	—
Proceeds from sale of fixed assets	—	8	9	—	17
Capital expenditures	—	(3,425)	(6,733)	—	(10,158)
Pay downs of investment securities	828	—	—	—	828
Investments in real estate, net	—	—	(1,910)	—	(1,910)
Net cash used in investing activities	(56,219)	(3,196)	(15,292)	42,604	(32,103)
Cash flows from financing activities:
Deferred financing costs	—	(36)	—	—	(36)
Repayments of debt	(230,000)	(720)	(154)	—	(230,874)
Borrowings under revolver	—	204,506	—	—	204,506
Repayments on revolver	—	(221,373)	—	—	(221,373)
Capital contributions received	—	675	41,929	(42,604)	—
Intercompany dividends paid	—	(153,868)	(41,137)	195,005	—
Dividends and distributions on common stock	(179,449)	—	—	—	(179,449)
Distributions to non-controlling interest	—	—	(285)	—	(285)
Proceeds from issuance of Vector common stock	—	—	—	—	—
Proceeds from exercise of Vector options	—	—	—	—	—
Tax benefit of options exercised	—	—	—	—	—
Other	—	—	(46)	—	(46)
Net cash (used in) provided by financing activities	(409,449)	(170,816)	307	152,401	(427,557)
Net (decrease) increase in cash, cash equivalents and restricted cash	(343,363)	85,414	(6,362)	—	(264,311)
Cash, cash equivalents and restricted cash, beginning of period	474,880	23,849	93,000	—	591,729
Cash, cash equivalents and restricted cash, end of period	$131,517	$109,263	$86,638	$—	$327,418

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Nine Months Ended September 30, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$118,890	$244,377	$20,693	$(174,152)	$209,808
Cash flows from investing activities:
Sale of investment securities	10,940	3,955	—	—	14,895
Maturities of investment securities	16,899	—	—	—	16,899
Purchase of investment securities	(22,516)	—	—	—	(22,516)
Investments in real estate ventures	—	—	(6,132)	—	(6,132)
Investments in real estate, net	—	—	(1,495)	—	(1,495)
Purchase of subsidiaries	—	—	(370)	—	(370)
Distributions from investments in real estate ventures	—	—	37,819	—	37,819
Increase in cash surrender value of life insurance policies	(345)	(461)	—	—	(806)
Decrease in restricted assets	14	240	—	—	254
Repayments of notes receivable	20,000	—	67	(20,000)	67
Pay downs of investment securities	1,293	—	—	—	1,293
Investments in subsidiaries	(8,103)	—	—	8,103	—
Capital expenditures	(15)	(4,175)	(8,356)	—	(12,546)
Net cash provided by (used in) investing activities	18,167	(441)	21,533	(11,897)	27,362
Cash flows from financing activities:
Repayments of debt	—	(21,263)	(227)	20,000	(1,490)
Borrowings under revolver	—	261,058	—	—	261,058
Repayments on revolver	—	(264,654)	—	—	(264,654)
Capital contributions received	—	650	7,453	(8,103)	—
Intercompany dividends paid	—	(128,308)	(45,844)	174,152	—
Dividends and distributions on common stock	(169,571)	—	—	—	(169,571)
Distributions to non-controlling interest	—	—	(2,521)	—	(2,521)
Net cash used in financing activities	(169,571)	(152,517)	(41,139)	186,049	(177,178)
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,514)	91,419	1,087	—	59,992
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$162,205	$111,594	$97,130	$—	$370,929

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview and Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2018 and Notes thereto, included in our 2018 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2019 and 2018.

Overview
We are a holding company and are engaged principally in two business segments:

•	Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
Real Estate: the real estate business through our New Valley LLC (“New Valley”) subsidiary, which owns Douglas Elliman Realty, LLC (“Douglas Elliman”) and is seeking to acquire or invest in additional real estate properties or projects. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts and Colorado. On December 31, 2018, New Valley increased its ownership of Douglas Elliman from 70.59% to 100%.

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
Castle Brands, Inc. On October 9, 2019, Castle Brands, Inc. was acquired pursuant to a cash tender offer of $1.27 per outstanding common share and,  in connection therewith, we tendered the entire amount of our 12,895,017 common shares of Castle.  We received $16,377 in October 2019 from the transaction.  At the closing of the transaction, our Executive Vice President resigned as President and Chief Executive Officer of Castle and the Company’s management agreement with Castle was cancelled.
Revolving Credit Facility - Liggett. On October 31, 2019, our subsidiaries Liggett and 100 Maple LLC (“Maple”) entered into an amendment (the “Amendment”) to their existing credit agreement entered into on January 14, 2015 (the “Existing Credit Agreement” and as so amended, the “Credit Agreement”), among Liggett, Maple and Wells Fargo Bank, National Association, as agent and lender. The Amendment amended the Existing Credit Agreement to, among other things, (i) extend the maturity of the Credit Agreement to January 31, 2025, (ii) update the borrowing base to adjust the advance rates in respect of eligible inventory and add certain eligible real property, and (iii) reflect the repayment in full of the term loan facility that had previously been available thereunder.  The obligations under the Credit Agreement continue to be secured on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens. As of November 1, 2019, $60,000 was available for borrowing under the Credit Agreement. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Credit Agreement, a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 5, 2019.

Sale of Innova. On November 1, 2019, Douglas Elliman sold its 50% interest in Innova Risk Management, an insurance brokerage company. Douglas Elliman received $8,732 in cash in November 2019 and may receive an additional $1,000 in a potential earn out over a period of two years.
Dividend Reduction.  On November 5, 2019, we announced that our board of directors had declared a regular quarterly cash dividend on our common stock of $0.40 per share, payable on December 30, 2019 to holders of record as of December 17, 2019. We also announced that our board of directors has decided to reduce our quarterly cash dividend to $0.20 per share, effective the first quarter of 2020, and that we will no longer pay an annual stock dividend. The amount of the quarterly cash dividend and the payment of any annual stock dividend are subject to the board’s regular evaluation of our dividend policy and capital allocation strategy.

Recent Developments in Litigation

Mississippi Dispute.      In July 2019, Mississippi and Liggett stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Settlement Agreement (from inception through 2019) is approximately $14,400, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Settlement Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17,500 in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending.  Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Settlement Agreement eliminated all of Liggett’s payment obligations to Mississippi, and reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.

West Virginia Matter. In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from that trial. In May 2013, the jury rejected all but one of the plaintiffs’ claims against the non-Liggett defendants. Subsequently, this claim was settled by the non-Liggett defendants.
In May 2016, the trial court ruled that the case could proceed against Liggett, notwithstanding the outcome of the first phase of the trial against the non-Liggett defendants. In June 2019, Liggett settled the litigation, subject to court approval. Liggett accrued an expense for this matter during the nine months ended September 30, 2019.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and nine months ended September 30, 2019 and 2018 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes Douglas Elliman, investments in real estate, net and investments in real estate ventures.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019		2018	2019		2018
Revenues:
Tobacco	$303,260		$302,009	$854,517		$843,958
Real estate	201,530		211,860	609,629		580,365
Total revenues	$504,790		$513,869	$1,464,146		$1,424,323
Operating income (loss):
Tobacco	$72,799	(1)	$63,259	$201,594	(2)	$189,185	(3)
Real estate	628		9,115	4,672		6,222	(4)
Corporate and Other	(6,707)		(6,356)	(20,712)		(19,444)
Total operating income	$66,720		$66,018	$185,554		$175,963
____________________

(1)	Operating income includes $240 of litigation settlement and judgment expense.
(2) Operating income includes $895 of litigation settlement and judgment expense.

(3)	Operating income includes $6,298 of income from MSA Settlements and $525 of litigation settlement and judgment expense.

(4)	Operating income includes $2,469 of litigation settlement and judgment income.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues. Total revenues were $504,790 for the three months ended September 30, 2019 compared to $513,869 for the three months ended September 30, 2018. The $9,079 (1.8%) decline in revenues was primarily due to a $10,330 decline in Real Estate revenues, which was primarily related to Douglas Elliman’s brokerage revenues, offset by a $1,251 increase in Tobacco revenues, which was primarily related to Liggett’s decision to raise prices on EAGLE 20’s after careful analysis, as part of its long-term strategy to gradually shift its focus from volume growth to income growth.
Cost of sales. Total cost of sales was $345,456 for the three months ended September 30, 2019 compared to $360,302 for the three months ended September 30, 2018. The $14,846 (4.1%) decline in cost of sales was primarily due to a $10,577 decline in Tobacco cost of sales primarily due to decreased sales volume and a $4,269 decline in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions.
Expenses. Operating, selling, general and administrative expenses were $92,374 for the three months ended September 30, 2019 compared to $87,549 for the same period last year. The $4,825 (5.5%) increase in operating, selling, general and administrative expenses was due to a $2,426 increase in Real Estate operating, selling, general and administrative expenses, primarily at Douglas Elliman, a $2,048 increase in Tobacco operating, selling, general and administrative expenses, and a $351 increase in Corporate and Other expenses.
Operating income. Operating income was $66,720 for the three months ended September 30, 2019 compared to $66,018 for the same period last year. The $702 (1.1%) increase in operating income was due to a $9,540 increase in Tobacco operating income. This was offset by a $8,487 decline in Real Estate operating income, primarily related to Douglas Elliman’s operations, and an increase of $351 in Corporate and Other operating loss.
Other expenses. Other expenses were $16,976 and $36,304 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, other expenses primarily consisted of interest expense of $32,963. This was offset by income of $6,182 from changes in fair value of derivatives embedded within convertible debt, other income of $1,755, and equity in earnings from real estate ventures of $8,050. For the three months ended September 30, 2018, other expenses primarily consisted of interest expense of $51,084. This was offset by income of $10,005 from changes in fair value of derivatives embedded within convertible debt, other income of $4,481, and equity in earnings from real estate ventures of $294.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $6,182 and $10,005 for the three months ended September 30, 2019 and 2018, respectively.

Income before provision for income taxes. Income before income taxes was $49,744 and $29,714 for the three months ended September 30, 2019 and 2018, respectively.
Income tax expense. Income tax expense was $13,736 and $14,686 for the three months ended September 30, 2019 and 2018, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our effective tax rates for the three months ended September 30, 2019 and 2018 were impacted by non-deductibility of interest expense and non-deductible compensation. Our income tax expense for the three months ended September 30, 2019 is lower than the income tax expense for the three months ended September 30, 2018 due to tax planning opportunities available within the Tax Cuts and Jobs Act (“The Tax Act”). The tax planning opportunities relate to our conclusion from guidance issued in the fourth quarter of 2018 that we will be able to allocate some of our interest expense to our real estate business and the deduction of this interest expense will not be limited. During the three months ended September 30, 2019, we refined our estimate related to the beneficial aspects of the tax planning opportunity mentioned above. The Tax Act generally limits a corporation’s interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. However, one such excepted trade or business is any electing real property trade or business, which portions of our real estate segment qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act also permits us to carry forward any disallowed interest expense indefinitely. Our analysis in periods prior to the three months ended September 30, 2019 was that portions of our interest expense in 2019 and future years would be disallowed as a tax deduction and, based on projections in those periods, we did not expect any of this disallowed interest expense to be tax deductible in future periods. Consequently, our annual effective tax rate reflected an interest expense carryforward deferred tax asset and a corresponding valuation allowance for any disallowed interest expense in 2019. During the quarter ended September 30, 2019, we revised our judgment and analysis regarding the impact that the Tax Act will have on our interest expense deduction. Upon further analysis and interpretation of continuing guidance, our conclusion is that the real property trade or business exception should result in all of our interest expense being deductible for tax purposes in 2019. Accordingly, the valuation allowance of $1,619 that was recorded against prior periods’ disallowed interest estimates is being reversed through income tax expense as a discrete item in the quarter. The impact of the prior quarters’ estimates of disallowed interest (and corresponding valuation allowance) is being accounted for as a component of our estimated annual effective tax rate for the three months ended September 30, 2019. However, this is an annual computation and the annual amount of deductible interest expense in the future could be impacted by our annual interest expense, earnings before interest and income taxes as well as the amount of our investments in real estate. For the three months ended September 30, 2019, our income tax expense was less than our estimated annual effective rate by $323 primarily due to the release of the valuation allowance discussed above offset by income tax expense related to state tax audits and stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $0.80 per carton in October 2019, $1.10 per carton in February 2019 and $1.00 per carton in September 2018. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.80 per carton in October 2019, $0.60 per carton in June 2019, $1.10 per carton in February 2019, and $1.00 per carton in September 2018.
All of our Tobacco sales were in the discount category in 2019 and 2018. For the three months ended September 30, 2019, Tobacco revenues were $303,260 compared to $302,009 for the three months ended September 30, 2018. Revenues increased by $1,251 (0.4%) due primarily to an increase in the average selling price of our brands for the three months ended September 30, 2019. The higher selling prices offset the impact of a 5.8% (149.0 million units) decline in sales volume. We also believe that third quarter 2019 and 2018 unit volumes may have increased as a result of wholesalers purchasing product in anticipation of October 2019 and September 2018 price increases, respectively. Management believes this may have shifted volume from the fourth quarters of 2019 and 2018 to the third quarters of 2019 and 2018.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2019	2018

Manufacturing overhead, raw materials and labor	$32,863	$34,257
Customer shipping and handling	1,446	1,639
Federal Excise Taxes, net	122,951	130,428
FDA expense	6,149	5,674
MSA expense, net of market share exemption	45,783	47,771
Total cost of sales	$209,192	$219,769

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of September 30, 2019, we estimate taxable shipments in the U.S. will decline by 5.5% in 2019. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market. For the three months ended September 30, 2019, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $800 because the value of Liggett’s market share exemption declined compared to the three months ended September 30, 2018.
Tobacco gross profit was $94,068 for the three months ended September 30, 2019 compared to $82,240 for the three months ended September 30, 2018, an increase of $11,828. The increase in gross profit for the three months ended September 30, 2019 is primarily attributable to increased pricing associated with the EAGLE 20’s brand. After careful market analysis and based on our long-term strategy, in September 2018, we began the process of gradually shifting focus from volume to income growth by increasing pricing on EAGLE 20’s in connection with industry-wide price increases. Despite recent pricing increases, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from 55% in the three months ended September 30, 2018 to 60% for the three months ended September 30, 2019. Pyramid, Liggett’s second-largest brand, declined from 32% of total unit volume sales in the three months ended September 30, 2018 to 26% for the three months ended September 30, 2019. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 47.9% in the 2018 period to 52.2% in the 2019 period. The increase is primarily due to increased pricing associated with the EAGLE 20’s brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $21,029 and $18,981 for the three months ended September 30, 2019 and 2018, respectively. The increase of $2,048 is primarily due to additional incentive compensation expenses and higher legal expenses. Total tobacco product liability legal expenses, including settlements and judgments, were $1,890 and $1,672 for the three months ended September 30, 2019 and 2018, respectively.
Tobacco operating income. Tobacco operating income was $72,799 for the three months ended September 30, 2019 compared to $63,259 for the same period last year. The increase in operating income for the three months ended September 30, 2019 of $9,540 is primarily attributable to increased gross profit margins, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $201,530 and $211,860 for the three months ended September 30, 2019 and 2018, respectively. Real Estate revenues declined by $10,330 (4.9%), primarily related to a decrease of $10,707 in Douglas Elliman’s Commission and other brokerage income. The decline in commission and other brokerage income was primarily related to declines in commission and other brokerage income from Douglas Elliman’s New York City market of $6,111 and Northeast market of $1,930, and declines in revenues generated from Douglas Elliman’s development marketing division of $6,151. The amount was partially offset by increases in Douglas Elliman’s existing-home sales in its Southeast market of $2,517. Effective July 1, 2019, New York State increased its transfer tax and “mansion” tax associated with resales of homes of more than $1,000. We believe that the July 1, 2019 tax increase resulted in an acceleration of home sales and, therefore, commission and other brokerage income at Douglas Elliman, in New York City, before June 30, 2019 and, consequently, may have negatively impacted commission and other brokerage income for the three months ended September 30, 2019.

Real Estate revenues and cost of sales for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended
	September 30,
	2019	2018
Real Estate Revenues:
Commission and other brokerage income	$191,451	$202,158
Property management revenue	8,668	8,147
Title fees	1,049	1,174
Sales on facilities primarily from Escena	362	381
Total real estate revenues	$201,530	$211,860

Real Estate Cost of Sales:
Real estate agent commissions	$135,241	$139,520
Cost of sales on facilities primarily from Escena	868	843
Title fees	155	170
Total real estate cost of sales	$136,264	$140,533
___________________________________
Brokerage cost of sales. Douglas Elliman real estate agent commissions decreased by $4,279 as a result of a decline in sales volume.
Douglas Elliman’s gross margin on real estate brokerage income declined from 31.0% for the three months ended September 30, 2018 to 29.4% for the three months ended September 30, 2019 primarily as a result of declines in revenues in its development marketing division and existing-home sales in the New York City Market and Northeast Markets, which traditionally earn higher gross margins.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $64,638 and $62,212 for the three months ended September 30, 2019 and 2018, respectively. The increased expenses were primarily associated with increased expenses in Douglas Elliman’s West and development marketing divisions.
Real Estate operating income. The Real Estate segment had operating income of $628 for the three months ended September 30, 2019 and operating income of $9,115 for the three months ended September 30, 2018. The decline in operating income of $8,487 was primarily related to reduced operating income at Douglas Elliman. The decline in operating income at Douglas Elliman was the result of declines in operating income in Douglas Elliman’s existing home sales in New York City and its development marketing division. This was partially offset by an increase in Douglas Elliman’s Southeast market.
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $6,707 for the three months ended September 30, 2019 compared to $6,356 for the same period in 2018 and was due primarily to increased administrative costs.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues. Total revenues were $1,464,146 for the nine months ended September 30, 2019 compared to $1,424,323 for the nine months ended September 30, 2018. The $39,823 (2.8%) increase in revenues was primarily due to a $29,264 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues, and a $10,559 increase in Tobacco revenues, which was primarily related to Liggett’s decision to raise prices on EAGLE 20’s after careful analysis, as part of its long-term strategy to gradually shift its focus from volume growth to income growth.
Cost of sales. Total cost of sales was $999,650 for the nine months ended September 30, 2019 compared to $987,343 for the nine months ended September 30, 2018. The $12,307 (1.2%) increase in cost of sales was primarily due to a $18,843 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions, offset by a $6,536 decline in Tobacco cost of sales primarily related to the absence of a $6,298 reduction of expense during the nine months ended September 30, 2019 from the settlement of a long-standing dispute related to the MSA.

Expenses. Operating, selling, general and administrative expenses were $278,047 for the nine months ended September 30, 2019 compared to $262,961 for the same period last year. The $15,086 (5.7%) increase was due to a $9,502 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman, a $4,316 increase in Tobacco operating, selling, general and administrative expenses and a $1,268 increase in Corporate and Other expense.
Operating income. Operating income was $185,554 for the nine months ended September 30, 2019 compared to $175,963 for the same period last year, an increase of $9,591 (5.5%). Tobacco operating income increased by $12,409 and was offset by a decline in Real Estate operating income of $1,550 primarily related to Douglas Elliman’s operations and an increase of $1,268 in Corporate and Other operating loss.
Other income (expenses). Other expenses were $57,262 and $108,881 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, other expenses primarily consisted of interest expense of $103,236. This was offset by income of $20,319 from changes in fair value of derivatives embedded within convertible debt, other income of $13,653, and equity in earnings from real estate ventures of $12,002. For the nine months ended September 30, 2018, other expenses primarily consisted of interest expense of $145,452 and equity in losses from real estate ventures of $8,378. This was offset by income of $31,289 from changes in fair value of derivatives embedded within convertible debt and other income of $13,660.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $20,319 and $31,289 for the nine months ended September 30, 2019 and 2018, respectively.
Income before provision for income taxes. Income before income taxes was $128,292 and $67,082 for the nine months ended September 30, 2019 and 2018, respectively.

Income tax expense. Income tax expense was $37,944 for the nine months ended September 30, 2019 compared to income tax expense of $29,394 for the nine months ended September 30, 2018. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our effective tax rates for the nine months ended September 30, 2019 and 2018 were impacted by our estimates of amounts of non-deductible interest expense and non-deductible compensation. Our income tax expense for the nine months ended September 30, 2019 is lower than the income tax expense for the nine months ended September 30, 2018 due to tax planning opportunities available within the Tax Cuts and Jobs Act (“The Tax Act”). The tax planning opportunities relate to our conclusion from guidance issued in the fourth quarter of 2018 that we will be able to allocate some of our interest expense to our real estate business and the deduction of this interest expense will not be limited. During the quarter ended September 30, 2019, we refined our estimate related to the beneficial aspects of the tax planning opportunity mentioned above. The Tax Act generally limits a corporation’s interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. However, one such excepted trade or business is any electing real property trade or business, which portions of our real estate segment qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act also permits us to carry forward any disallowed interest expense indefinitely. Our analysis in periods prior to the quarter ended September 30, 2019 was that portions of our interest expense in 2019 and future years would be disallowed as a tax deduction and, based on projections in those periods, we did not expect any of this disallowed interest expense to be tax deductible in future periods. Consequently, our annual effective tax rate reflected an interest expense carryforward deferred tax asset and a corresponding valuation allowance for any disallowed interest expense in 2019. During the quarter ended September 30, 2019, we revised our judgment and analysis regarding the impact that the Tax Act will have on our interest expense deduction. Upon further analysis and interpretation of continuing guidance, our conclusion is that the real property trade or business exception should result in all of our interest expense being deductible for tax purposes in 2019. Accordingly, the valuation allowance of $1,619 that was recorded against prior periods’ disallowed interest estimates is being reversed through income tax expense as a discrete item in the quarter. The impact of the prior quarters’ estimates of disallowed interest (and corresponding valuation allowance) is being accounted for as a component of our estimated annual effective tax rate for the nine months ended September 30, 2019. However, this is an annual computation and the annual amount of deductible interest expense in the future could be impacted by changes in our annual interest expense, earnings before interest and income taxes as well as the amount of our investments in real estate. For the nine months ended September 30, 2019, our income tax expense was also lower than our estimated annual effective rate by $434 primarily due to the release of certain valuation allowances offset by tax expense related to state tax audits and stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $0.80 per carton in October 2019, $1.10 per carton in February 2019 and $1.00 per carton in September 2018. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.80 per carton in October 2019, $0.60 per carton in June 2019, $1.10 per carton in February 2019, $1.00 per carton in September 2018, and $0.90 per carton in March 2018.
All of our Tobacco sales were in the discount category in 2019 and 2018. For the nine months ended September 30, 2019, Tobacco revenues were $854,517 compared to $843,958 for the nine months ended September 30, 2018. Revenues increased by $10,559 (1.3%) due primarily to an increase in the average selling price of our brands for the nine months ended September 30, 2019. The higher selling prices offset the impact of a 3.2% (227 million units) decline in unit sales volume. We believe that 2019 and 2018 unit volumes for the nine months ended September 30 may have increased as a result of wholesalers purchasing product in anticipation of the October 2019 and September 2018 price increase, respectively. Management believes this may have shifted volume from the fourth quarters of 2019 and 2018 to the nine months ended September 30, 2019 and 2018.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2019	2018

Manufacturing overhead, raw materials and labor	$94,535	$95,782
Customer shipping and handling	4,441	4,309
Federal Excise Taxes, net	347,527	359,199
FDA expense	18,542	16,990
MSA expense, net of market share exemption	125,911	121,212	(1)
Total cost of sales	$590,956	$597,492
(1) Includes $6,298 reduction in expense from a settlement of a long-standing dispute related to the Master Settlement Agreement.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of September 30, 2019, we estimate taxable shipments in the U.S. will decline by 5.5% in 2019. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market. For the nine months ended September 30, 2019, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $2,300 because the value of Liggett’s market share exemption declined compared to the nine months ended September 30, 2018.
Tobacco gross profit was $263,561 for the nine months ended September 30, 2019 compared to $246,466 for the nine months ended September 30, 2018, an increase of $17,095. Tobacco gross profit for the nine months ended September 30, 2018 included a $6,298 reduction in cost of sales from a settlement of a long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in gross profit for the nine months ended September 30, 2019 of $23,393, primarily attributable to increased pricing associated with the EAGLE 20’s brand. After careful market analysis and based on our long-term strategy, in September 2018, we began the process of gradually shifting focus from volume to income growth by increasing pricing on EAGLE 20’s in connection with industry-wide price increases. Despite recent pricing increases, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from approximately 53% in the nine months ended September 30, 2018 to approximately 60% for the nine months ended September 30, 2019. Pyramid, Liggett’s second largest brand, declined from 33% of total unit volume sales in the nine months ended September 30, 2018 to 27% for the nine months ended September 30, 2019. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 50.8% in the 2018 period to 52.0% in the 2019 period. The increase is the result of the increased EAGLE 20’s pricing as discussed above.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $61,072 for the nine months ended September 30, 2019 compared to $56,756 for the nine months ended September 30, 2018. The increase of $4,316 is mainly due to higher incentive compensation, sales and marketing expenses and increased professional fees. Tobacco product liability legal expenses, including settlements and judgments, were $5,627 and $5,256 for the nine months ended September 30, 2019 and 2018, respectively.
Tobacco operating income. Tobacco operating income was $201,594 for the nine months ended September 30, 2019 compared to $189,185 for the same period last year, an increase of $12,409. Tobacco operating income for the nine months ended September 30, 2018 included a $6,298 reduction in cost of sales from a settlement of a long-standing dispute related to the Master Settlement Agreement. This was offset by an increase in operating income for the nine months ended September 30, 2019 of $18,707 primarily attributable to increased gross profit margins, as discussed above, partially offset by increased operating, selling, general and administrative expenses.

Real Estate.
Real Estate revenues. Real Estate revenues were $609,629 and $580,365 for the nine months ended September 30, 2019 and 2018, respectively. Real Estate revenues increased by $29,264 (5.0%), which was primarily related to an increase of $26,888 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased commission and other brokerage income from Douglas Elliman’s existing-home sales in New York City of $27,286 and developing marketing revenue of $4,303. This amount was offset by declines in existing-home sales in Douglas Elliman’s Northeast market. Effective July 1, 2019, New York State increased its transfer tax and “mansion” tax associated with resales of homes of more than $1,000.  We believe that the July 1, 2019 tax increase resulted in an acceleration of home sales and, therefore, commission and other brokerage income at Douglas Elliman, in New York City, before June 30, 2019 and, consequently, may have increased commission and other brokerage income for the nine months ended September 30, 2019.
Real Estate revenues and cost of sales for the nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Nine Months Ended
	September 30,
	2019	2018
Real Estate Revenues:
Commission and other brokerage income	$574,098	$547,210
Property management revenue	27,237	25,226
Title fees	4,682	4,085
Sales on facilities primarily from Escena	3,612	3,844
Total real estate revenues	$609,629	$580,365

Real Estate Cost of Sales:
Real estate agent commissions	$404,783	$386,194
Cost of sales on facilities primarily from Escena	2,826	2,819
Title fees	1,085	838
Total real estate cost of sales	$408,694	$389,851
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $18,589 as a result of changes in the sales mix between markets with varying agent commission percentages.
Douglas Elliman’s gross margin on real estate brokerage income increased from 29.4% for the nine months ended September 30, 2018 to 29.5% for the nine months ended September 30, 2019.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses, excluding settlements and judgments, were $196,263 and $186,761 for the nine months ended September 30, 2019 and 2018, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s brokerage administrative expenses.
Real Estate operating income. The Real Estate segment had operating income of $4,672 and $6,222 for the nine months ended September 30, 2019 and 2018, a decline of $1,550. Real Estate operating income for the nine months ended September 30, 2018 included $2,469 litigation settlement and judgment income. The remaining difference of $919 was the result of the increase in Douglas Elliman’s gross profit offset by the increase in operating, selling, general and administrative expenses.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $20,712 for the nine months ended September 30, 2019 compared to $19,444 for the same period in 2018 and was due primarily to increased administrative costs.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2019:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2019	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$17,960	$—	$17,960	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,363	7,686	10,049	—	450	Acres	—		667 450	R Lots H	N/A	N/A
Investments in real estate, net				$20,323	$7,686	$28,009	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(4,855)	4,855	—	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	6,897	11,687	—	97,000	SF	—		27	R	May 2014	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	7,827	—	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	10,468	2,837	13,305	—	330,000	SF	1,700	SF	157	R	September 2014	Completed
160 Leroy Street (3)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(626)	1,602	976	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(1,108)	1,385	277		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	18,352	5,093	23,445	—	160,000	SF	TBD		70	R	October 2015	December 2019
125 Greenwich Street (3)	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	(1,552)	7,692	6,140	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	7,582	24,582	—	630,000	SF	85,000	SF	236 137	R H	September 2016	June 2020
Monad Terrace	Miami Beach, FL	May 2015	17.1%	7,635	(3,129)	4,506	—	160,000	SF	—		59	R	May 2016	June 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	963	7,107	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	102	504	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	19.8%	8,650	1,883	10,533	—	100,000	SF	150,000	SF	177	R	May 2017	March 2020
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	500	29	529	—	5,200	SF	—		4	R	September 2019	September 2020
Meatpacking Plaza	Meatpacking District, NY	April 2019	17.0%	10,018	469	10,487	—	TBD	—	TBD	—	TBD	—	TBD	TBD
9 DeKalb	Brooklyn, NY	April 2019	5.5%	5,000	234	5,234	—	450,000	SF	120,000	SF	540	R	March 2019	March 2022
The Park on Fifth (500 Alton Rd)	Miami Beach, FL	September 2019	38.9%	14,000	—	14,000	—	TBD	—	TBD	—	TBD	—	TBD	TBD
Condominium and Mixed Use Development				$51,312	$82,000	$133,312	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$698	$(698)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio		November 2013	16.3%	(1,673)	1,673	—	—	N/A		N/A		N/A		N/A	N/A
Apartment Buildings				$(975)	$975	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(6,169)	$2,513	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,643)	2,405	—	52	Acres	—		101	H	N/A	N/A
Hotels				$10,179	$(5,261)	$4,918	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,804	$(2,836)	$1,968	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,940	2,528	7,468	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,744	$(308)	$9,436	$—

Witkoff GP Partners (4)	Multiple	March 2017	15.0%	$10,972	$(845)	$10,127	$5,226	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	(426)	426	—	9,106	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(3,860)	$13,987	$10,127	$14,332

Investments in real estate ventures				$66,400	$91,393	$157,793	$14,332

Total Carrying Value				$86,723	$99,079	$185,802
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

(3) Carrying value as of September 30, 2019, includes non-controlling interest of $488 and $0 respectively.
(4) The Witkoff GP Partners venture includes a $2,869 investment in 500 Broadway and a $7,258 investment in Fontainebleau Las Vegas.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

Other investments in real estate ventures relate primarily to an investment in an insurance brokerage company owned by Douglas Elliman with a carrying value of $1,776 as of September 30, 2019. New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of September 30, 2019 were $21,297. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the nine months ended September 30, 2019, New Valley capitalized $4,706 of interest costs and utilized (reversed) $(7,194) of previously capitalized interest in connection with the recognition of equity in earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash declined by $264,311 for the nine months ended September 30, 2019 and increased by $59,992 for the nine months ended September 30, 2018.
Cash provided from operations was $195,349 and $209,808 for the nine months ended September 30, 2019 and 2018, respectively. The decline primarily related to lower distributions from real estate ventures in the 2019 period, increased payments of the MSA liability balances in the tobacco segment in the 2019 period compared to the 2018 period related to tax planning strategies in December 2017, increased inventory and increased tax payments in the 2019 period. This was offset by increases in operating income in the 2019 period.
Cash used in investing activities was $32,103 for the nine months ended September 30, 2019 and cash provided by investing activities was $27,362 for the nine months ended September 30, 2018. In the first nine months of 2019, cash used in investing activities was for the purchase of investment securities of $76,094, investments in real estate ventures of $36,269, capital expenditures of $10,158, investments in real estate, net of $1,910, an increase in cash surrender value of corporate-owned life insurance policies of $773, purchase of a long-term investments of $1,000, and purchase of subsidiaries of $323. This was offset by the sale of investment securities of $16,186, pay downs of investment securities of $828, maturities of investment securities of $45,798, distributions from investments in real estate ventures of $30,934, a decrease in restricted assets of $661, and proceeds from the sale of fixed assets of $17. In the first nine months of 2018, cash provided by investing activities was from the sale of investment securities of $14,895, pay downs of investment securities of $1,293, maturities of investment securities of $16,899, distributions from investments in real estate ventures of $37,819, repayments of notes receivable of $67, and a decrease in restricted assets of $254. This was offset by the purchase of investment securities of $22,516, investments in real estate ventures of $6,132, capital expenditures of $12,546, investments in real estate, net of $1,495, an increase in cash surrender value of corporate-owned life insurance policies of $806, and purchase of subsidiaries of $370.
Cash used in financing activities was $427,557 and $177,178 for the nine months ended September 30, 2019 and 2018, respectively. In the first nine months of 2019, cash was used for the dividends and distributions on common stock of $179,449, repayments of debt of $230,874, distributions to non-controlling interest of $285, deferred financing charges of $36, net repayments of debt under the revolver of $16,867 and other of $46. In the first nine months of 2018, cash was used for the dividends and distributions on common stock of $169,571, repayments of debt of $1,490, net repayments of debt under the revolver of $3,596 and distributions to non-controlling interest of $2,521.
For the years ended December 31, 2018, 2017 and 2016, cash payments of dividends and distributions on common stock exceeded cash from operations by $43,533, $79,902 and $101,311, respectively. The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning September 30, 2019, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include repayment of the $232,000 of principal outstanding on our convertible notes due April 2020 (assuming they do not convert into shares of our common stock) and cash interest expense of approximately $102,100, which includes $34,125 from our 10.5% Senior Notes due 2026 that were issued in November 2018, and other corporate expenses and taxes. In addition, the board continues to evaluate our dividend policy on a quarterly basis. Based on the announced $0.40 per share 2019 fourth quarter dividend and the anticipated $0.20 per share dividends for each of the first three quarters of 2020, and assuming 154,071,547 shares outstanding (147,790,061 shares outstanding as of September 30, 2019 and 6,281,486 employee stock options with dividend equivalent rights), payment of our quarterly dividend would require cash payments of approximately $156,600 over the next twelve months.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of September 30, 2019, we had cash and cash equivalents of $319,298 (including $78,627 of cash at Douglas Elliman and $108,500 of cash at Liggett), investment securities, which were carried at $140,690 (see Note 5 to condensed consolidated financial statements), and long-term investments, which were carried at $66,915 (and, based on market prices as of September 30, 2019, had a fair value of $119,166 (see Note 6 to condensed consolidated financial statements)). As of September 30, 2019, our investments in real estate ventures were carried at $159,569 and our investments in real estate, net were carried at $28,009.

Corporate Impact of the Tax Act. The Tax Act limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, which portions of our real estate segment qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which would increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. Consequently, as part of our annual effective tax rate, we may establish an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense. Upon analysis of the authoritative guidance released on this matter, we currently estimate that our interest expense will be fully deductible in 2019. We continue to analyze the impact of any nondeductible interest on our operations and capital structure.
Tobacco Litigation. As of September 30, 2019, verdicts have been entered in 16 Engle progeny cases against Liggett. Several were overturned on appeal and new trials were ordered. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 60 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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

	Indenture	September 30, 2019
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$314,943
Leverage ratio, as defined	<3.0 to 1	2.80 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.11 to 1

As of September 30, 2019 and December 31, 2018, we were in compliance with all debt covenants related to the 2025 Indenture.

10.5% Senior Notes due 2026. On November 2, 2018, we issued $325,000 of our 10.5% Senior Notes due 2026. The aggregate net proceeds from the sale of the 10.5% Senior Notes were approximately $315,000 after deducting underwriting discounts, commissions, fees and offering expenses. We used some of the net cash proceeds from the issuance of our 10.5% Senior Notes to retire the principal amount, plus accrued and unpaid interest on, our outstanding 7.5% Variable Interest Senior Convertible Notes in January 2019, and may use the remaining proceeds for general corporate purposes (including to redeem, repurchase, repay or otherwise retire the principal amount, plus accrued and unpaid interest on, our outstanding 5.5% Variable Interest Senior Convertible Notes due 2020, at, or prior to, their maturity).
The 10.5% Senior Notes bear interest at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2019, and mature on November 1, 2026. We may redeem some or all of the 10.5% Senior Notes at any time prior to November 1, 2021 at a make-whole redemption price. On or after November 1, 2021, we may redeem some or all of the 10.5% Senior Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, we may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture, each holder of the 10.5% Senior Notes will have the right to require us to make an offer to repurchase some or all of our 10.5% Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the 10.5% Senior Notes plus accrued and unpaid interest to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the indenture, we must offer to repurchase the 10.5% Senior Notes at the prices listed in the indenture.
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

Covenant	Indenture Requirement	September 30, 2019
Consolidated EBITDA, as defined	N/A	$265,039
Fixed charge coverage ratio, as defined	>2.0 to 1	2.51 to 1
Net leverage ratio, as defined	<4.0 to 1	2.44 to 1
Secured leverage ratio, as defined	<3.75 to 1	0.42 to 1
As of September 30, 2019 and December 31, 2018, we were in compliance with all of the debt covenants governing our 10.5% Senior Notes.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of September 30, 2019, $13,923 was outstanding under the revolving and term loan portions of the credit facility, all of which was classified as current liabilities. Availability as determined under the Credit Facility was $45,234 based on eligible collateral at September 30, 2019. At September 30, 2019, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $242,062 for the last twelve months ended September 30, 2019.
On October 31, 2019, our applicable subsidiaries amended the credit facility to, among other things, (i) extend its maturity to January 31, 2025, (ii) update the borrowing base, and (iii) reflect the repayment in full of the term loan facility. Accordingly, the term loan portion of the credit facility no longer exists. As of November 1, 2019, $60,000 was available for borrowing under the Credit Agreement.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of September 30, 2019, we and our subsidiaries had total outstanding indebtedness of $1,451,600, of which $232,000 of our 5.5% variable interest senior convertible notes mature in 2020, $850,000 of our 6.125% Senior Secured Notes mature in 2025, and $325,000 of our 10.5% Senior Notes mature in 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $319,300, investment securities at fair value of approximately $140,700, long-term investments with an estimated value of approximately $119,200, and availability under Liggett’s credit facility of approximately $45,200 at September 30, 2019. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of September 30, 2019, approximately $13,900 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2019, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $139.
In addition, as of September 30, 2019, $218,893 ($232,000 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $26 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $2,700 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $11,132 and $11,080. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $11,105 as of September 30, 2019. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held debt securities available for sale totaling $94,567 as of September 30, 2019. See Note 5 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

Equity Security Price Risk

As of September 30, 2019, we held various investments in equity securities with a total fair value of $98,507, of which $46,123 represents equity securities at fair value and $52,384 represents equity securities that qualify for the NAV practical expedient. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 5 and 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and equity securities that qualify for the NAV practical expedient. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of September 30, 2019, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $9,851.

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

On August 16, 2019, FDA issued a proposed rule that would modify the required warnings that appear on cigarette packages and advertisements. This rule would require each cigarette package and advertisement to bear one of twelve textual warning statements accompanied by one of thirteen corresponding graphic images covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. Proposed rotation requirements would address the distribution of warning statements among brands. In response to a lawsuit filed by public health groups, the District Court for the District of Massachusetts has ordered FDA to issue a final rule by March 15, 2020. The effective date would be 15 months after issuance of the final rule, unless delayed by legal action. We cannot predict whether a court would determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling would have on the compliance timeline or requirements imposed on industry. We also cannot predict how the inclusion of new warnings and rotation requirements would impact production costs or product sales, or whether it would have a material adverse effect on us.

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

There have not been any changes in our internal control over financial reporting that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2018, except as set forth below:
We have significant liquidity commitments.
We have significant liquidity commitments that will require the use of our existing cash resources. As of September 30, 2019, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•	repayment of $232.0 million of our 5.5% Variable Interest Senior Notes due 2020 by April 2020;

•	cash interest expense of approximately $102.1 million,

•
dividends on our outstanding common shares of approximately $156.6 million based on the announced $0.40 per share 2019 fourth quarter dividend and the anticipated $0.20 per share dividends for each of the first three quarters of 2020, and assuming 154,071,547 shares outstanding (147,790,061 shares outstanding as of September 30, 2019 and 6,281,486 employee stock options with dividend equivalent rights), and

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended September 30, 2019 except for approximately 7,037,087 shares of common stock issued as a stock dividend on September 27, 2019.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended September 30, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2019	200,926	$9.73	(1)	—	—
August 1 to August 31, 2019	—	—		—	—
September 1 to September 30, 2019	—	—		—	—
Total	200,926	$9.73		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with an employee’s vesting in restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 7, 2019