Form 10-K
period 2019-12-31
VECTOR GROUP LTD
filed 2020-03-02
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2019

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
of the principal executive offices)
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common stock, par value $0.10 per share	VGR	New York Stock Exchange

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
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2019 was approximately $1.063 billion.
At February 27, 2020, Vector Group Ltd. had 148,084,900 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	29
Item 4.	Mine Safety Disclosures	30

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities; Executive Officers of the Registrant	31
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 8.	Financial Statements and Supplementary Data	59
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	59
Item 9A.	Controls and Procedures	59
Item 9B.	Other Information	61

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	62
Item 14.	Principal Accounting Fees and Services	62

PART IV
Item 15.	Exhibits and Financial Statement Schedules	63
Item 16.	Form 10-K Summary	67
SIGNATURES		68
EX-4.12
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

•
Real Estate: the real estate business through our New Valley LLC (“New Valley”) subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. New Valley owns 100% of Douglas Elliman Realty, LLC (“Douglas Elliman”), which operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.

Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco

•	Continuing to offer the best value proposition in the U.S. cigarette industry by consistently delivering high quality products within the discount segment;

•	Capitalize on our tobacco subsidiaries’ cost advantage in the United States cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement (“MSA”);

•
Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and utilize core brand equity to selectively build distribution;

•	Selectively expand the portfolio of partner brands and private label brands utilizing a pricing strategy that offers long-term price stability for customers;

•	Increase operational efficiency by developing and adopting an organizational structure to maximize profit potential; and

•	Identify, develop and launch relevant new tobacco products to the market in the future.
New Valley

•	Continue to expand Douglas Elliman’s operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities, including entry into new markets;

•	Continue to leverage our expertise as direct investors by actively pursuing real estate investments in the United States and abroad; and

•	Invest our excess funds opportunistically in real estate situations that we believe can maximize stockholder value.
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
For the year ended December 31, 2019, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At the present time, Liggett and Vector Tobacco have no foreign operations.
The U.S. cigarette market consists of premium cigarettes, which are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, and discount cigarettes, which are marketed at lower retail prices to adult smokers who are more value conscious. Since 2004, Liggett has only produced discount cigarettes and all of Liggett’s units sold in 2019, 2018 and 2017 were in the discount segment. In recent years, the discounting of premium cigarettes has become far more significant in the marketplace.

According to data from Management Science Associates, Inc., the discount segment represented 28.3% of the total U.S. cigarette market in 2019 compared to 27.7% in 2018 and 27.5% in 2017. Liggett’s domestic shipments of approximately 9.0 billion cigarettes during 2019 accounted for 4.0% of the total cigarettes shipped in the United States during such year. Liggett’s market share was 4.0% in 2019, 4.0% in 2018 and 3.7% in 2017. According to Management Science Associates, Liggett held a share of approximately 14.3% of the overall discount market segment for 2019 compared to 14.3% for 2018 and 13.5% for 2017.
Liggett produces cigarettes in 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•
EAGLE 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013; EAGLE 20’s represented 59.9.% of Liggett’s unit volume in 2019, 53.5% in 2018 and 44.4% in 2017. EAGLE 20’s is now the largest seller in Liggett’s family of brands,

•
PYRAMID — the industry’s first deep discount product with a brand identity relaunched in the second quarter of 2009; PYRAMID represented 26.5% of Liggett’s unit volume in 2019, 32.5% in 2018 and 39.4% in 2017,

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
Business Strategy.  Liggett’s business strategy is to capitalize on its cost advantage in the United States cigarette market resulting from the favorable treatment our tobacco subsidiaries receive under settlement agreements with the states and territories under the MSA. Liggett’s long-term business strategy is to continue to focus its marketing and selling efforts on the discount segment of the market, to continue to build volume and margin in its core discount brands (EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE) and to utilize its core brand equity to selectively build distribution. Liggett intends to continue its product management efforts to provide superior products relative to other discount products in the market place. Liggett will continue to seek increases in efficiency by developing and adapting its organizational structure to maximize profit potential.
Sales, Marketing and Distribution.  Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to 15 public warehouses located throughout the United States by third-party trucking companies. These warehouses serve as local distribution centers for Liggett’s customers.
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 17% and 12% of Liggett’s revenues in 2019, 18% and 12% of Liggett’s revenues in 2018, and 18% and 13% of Liggett’s revenues in 2017. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers, represented approximately 2% and 4%, respectively, of net accounts receivable at December 31, 2019, 11% and 4%, respectively, at December 31, 2018, and 7% and 5%, respectively, at December 31, 2017. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient supply of tobacco within the worldwide tobacco market to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of leaf tobacco, including flue-cured, burley, Maryland, oriental, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of these products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and foreign leaf dealers, much of it under long-term purchase commitments. As of December 31, 2019, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market 100 different cigarette brand styles. Liggett’s facility produced approximately 9.1 billion cigarettes in 2019, but maintains the capacity to produce approximately 17.4 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
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
In the cigarette business, Liggett competes on dual fronts. Philip Morris and RJ Reynolds compete among themselves for premium brand market share based on advertising, promotional activities, trade rebates and incentives. They compete with Liggett and others for discount market share, primarily on the basis of price and in store merchandising. These competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.
According to Management Science Associates Inc.’s data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for 75.1% of the domestic cigarette market in 2019. Liggett’s domestic shipments of approximately 9.0 billion cigarettes during 2019 accounted for 4.0% of the approximately 223 billion cigarettes shipped in the United States, compared to 9.4 billion cigarettes in 2018 (4.0%) and 9.2 billion cigarettes in 2017 (3.7%).
Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates Inc.’s data indicating that domestic industry-wide shipments declined by 5.3% (approximately 12.5 billion units) and 4.7% (approximately 11.6 billion units) in 2019 and 2018, respectively. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
Philip Morris and RJ Reynolds dominate the domestic cigarette market, controlling 75.1% of the U.S. cigarette market in 2019, which makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
Historically, because of their dominant market share, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, have been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused other cigarette manufacturers to bring their prices in line with the levels established by these two major manufacturers. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers’ list price gap. In addition, in recent years, the  discount segment has experienced increased price competition from smaller manufacturers and this has led to more aggressive price discounting of certain “deep discount” brands when compared to “traditional discount” brands.  Consequently, changes in the price gap of products at retail between “deep discount” and “traditional discount” has led to shifts in price segment performance.

Legislation and Regulation
In the United States, tobacco products are subject to substantial and increasing legislation, regulation, taxation, and litigation, which have a negative effect on revenue and profitability.
The cigarette industry continues to be challenged on numerous fronts. The industry faces increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1A. “Risk Factors”, Item 3. “Legal Proceedings” and Note 15 to our consolidated financial statements, which contain a description of litigation.
The harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett’s management, have had and will continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports stating that cigarette smoking is a causative factor with respect to a variety of health hazards, including certain cancers and heart and lung disease and have recommended various government actions to reduce the incidence of smoking. In 1997, Liggett publicly acknowledged that, as the Surgeon General and respected medical researchers have found, smoking causes health problems, including lung cancer, heart and vascular disease, and emphysema.
On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “TCA”) became law. The law grants the U.S. Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):

•	requires FDA to develop graphic warnings for cigarette packages and grants FDA authority to require new warnings;

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

•
mandates that manufacturers test and report on ingredients and constituents identified by FDA as requiring such testing to protect the public health and allows FDA to require the disclosure of testing results to the public;

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

The TCA imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees are allocated among tobacco product classes according to a formula set out in the statute, and then among manufacturers and importers within each class based on market share. FDA user fees for 2019 were $24,947 for Liggett and Vector Tobacco combined and will likely increase in the future.

The law also required establishment of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to safety, dependence and health issues related to tobacco products.

Menthol and Flavorings
TPSAC completed its review of the use of menthol in cigarettes and issued a report with recommendations to FDA in March 2011. The report stated that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but did not expressly recommend that FDA ban menthol cigarettes. In July 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes. FDA also issued and accepted public comment on an Advance Notice of Proposed Rulemaking (“ANPR”) seeking input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us. In July 2014, the federal district court for the District of Columbia ruled on cross-motions for summary judgment in a lawsuit brought by several cigarette manufacturers against FDA challenging the composition of the TPSAC. The district court granted, in part, the manufacturers’ motion for summary judgment, ordering FDA to reconstitute the TPSAC and barring the agency from relying in any manner on the March 2011 TPSAC report on menthol. FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. In January 2016, the D.C. Circuit vacated the district court’s decision due to the manufacturers’ lack of standing and lifted the prohibition on FDA relying on the March 2011 TPSAC report. The D.C. Circuit’s decision does not preclude future challenges if FDA ultimately relies on the March 2011 TPSAC report to restrict or ban menthol in cigarettes.
In July 2017, FDA announced a comprehensive plan for Tobacco and Nicotine Regulation. As part of this comprehensive plan, FDA announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) on increased initiation among youth and young adults, as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. In 2019, approximately 20% of our cigarette unit sales were menthol flavored. FDA issued this ANPR on March 21, 2018, seeking comments, data, research results, or other information about, among other things, how flavors attract youth to initiate tobacco product use and about whether and how certain flavors may help adult cigarette smokers reduce cigarette use and switch to potentially less harmful products. In the ANPR, FDA stated that potential regulatory actions include, but are not limited to, tobacco product standards and restrictions on the sale and distribution of tobacco products with flavors.
In December 2019, Massachusetts enacted a ban on the sale of menthol cigarettes effective June 1, 2020. Although certain municipalities throughout the United States have banned the sale of menthol cigarettes, Massachusetts is the first state to do so. We cannot predict how the menthol ban in Massachusetts will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

Minimum Age of Sale for Tobacco Products

On December 20, 2019, President Trump signed into law the Tobacco-Free Youth Act, increasing the national age of sale for tobacco products from 18 to 21 years of age. The law took effect immediately. We cannot predict how the change in the minimum age of sale will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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
In August 2009, several cigarette manufacturers filed a federal lawsuit against FDA challenging the constitutionality of a number of the restrictions imposed by the TCA, including the ban on color and graphics in advertising, the color graphic and non-graphic warning label requirement, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising, and the ban on the distribution of product samples. In March 2012, a federal appellate court let stand many of the advertising and promotion restrictions, but held that the ban on the use of color and graphics in advertising was unconstitutional.
In April 2010, a number of cigarette manufacturers filed a federal lawsuit challenging the TCA restrictions on trade or brand names based upon First Amendment and other grounds. In May 2010, FDA issued a guidance document indicating that FDA was aware of concerns regarding the trade and brand name restrictions and while the agency was considering the matter, it intended to exercise its enforcement discretion and not commence trade or brand name enforcement actions for the duration of its consideration where: (1) the trade or brand name of the cigarettes or smokeless tobacco product was registered, or the product was marketed, in the United States on or before June 22, 2009; or (2) the first marketing or registration in the United States of the tobacco product occurs before the first marketing or registration in the United States of the non-tobacco product bearing the same name; provided, however, that the tobacco and non-tobacco product are not owned, manufactured, or distributed by the same, related, or affiliated entities (including as a licensee). The lawsuit was stayed by agreement of the parties. In November 2011, FDA issued a proposal to amend its trade name restrictions and, in November 2013, the lawsuit was dismissed. FDA’s proposal remains under consideration. We cannot predict the future impact of the proposed amendment.

On August 16, 2019, FDA issued a proposed rule that would modify the required warnings that appear on cigarette packages and advertisements. This rule would require each cigarette package and advertisement to bear one of twelve textual warning statements accompanied by one of thirteen corresponding graphic images covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. Proposed rotation requirements would address the distribution of warning statements among brands. In response to a lawsuit filed by public health groups, the District Court for the District of Massachusetts ordered FDA to issue a final rule by March 15, 2020. The effective date would be 15 months after issuance of the final rule, unless delayed by legal action. We cannot predict whether a court would determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling would have on the compliance timeline or requirements imposed on the industry. We also cannot predict how the inclusion of new warnings and rotation requirements will impact production costs or product sales, or whether it will have a material adverse effect on us.

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

With respect to NSE orders issued in September 2017 relating to 14 cigarette brand styles, Liggett has elected to pursue administrative appeals with FDA. Sales of these 14 cigarette brand styles accounted for approximately 1% of the tobacco segment’s annual revenue in 2019. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles accounted for approximately 0.4% of the tobacco segment’s annual revenue in 2019. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process. There can be no assurance as to the timing or outcome of these appeals and adverse decisions on the appeals could require these cigarettes or other cigarette styles to be removed from the market.
On April 5, 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. These are the substantial equivalence applications for the subset of tobacco products introduced into commercial distribution after February 15, 2007 and before March 22, 2011, that were permitted to remain on the market because substantial equivalence applications were submitted before March 22, 2011. Both Liggett and Vector Tobacco submitted provisional substantial equivalence applications before the deadline for all of their respective cigarette brand styles. FDA announced that it will continue to review the approximately 1,000 pending provisional applications that were determined to have the greatest potential to raise different questions of public health and will remove from review the approximately 1,500 provisional applications that were determined less likely to do so.
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
We cannot predict whether FDA will deem Liggett’s outstanding applications, including its responses to “Preliminary Finding” letters for pending substantial equivalence applications, to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and other cigarette styles and could have a material adverse effect on us.
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
Nicotine
As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). On March 16, 2018, FDA issued an ANPR to obtain information for consideration in developing a tobacco product standard to set the maximum nicotine level for cigarettes. FDA stated that it is considering taking this action to reduce the level of nicotine in cigarettes so they are minimally addictive or non-addictive, using the best available science to determine a level that is appropriate for the protection of the public health. In the ANPR, FDA sought comments on a number of issues regarding the development of a tobacco product standard that would limit the amount of nicotine in cigarettes, including: (i) product categories that should be covered by a tobacco product standard; (ii) the appropriate maximum nicotine level and how the nicotine level should be measured; (iii) whether a standard should be implemented through a gradual stepped-down approach or all at once; (iv) the technical achievability of nicotine reduction; and (v) potential countervailing effects, such as the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the TPSAC for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 4.0% of the total cigarettes sold in the United States in 2019. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.
New Valley
New Valley, a Delaware limited liability company, is engaged in the real estate business and is seeking to acquire or invest in additional real estate properties and projects.
Prior to December 31, 2018, New Valley owned a 70.59% interest in Douglas Elliman, and on December 31, 2018, New Valley acquired the remaining 29.41% interest for a purchase price of $40.0 million. The transaction brought New Valley’s indirect ownership interest in Douglas Elliman to 100%. Douglas Elliman operates the largest residential brokerage company in the New York City metropolitan area, which is known as Douglas Elliman Real Estate or Douglas Elliman. New Valley also holds investment interests in various real estate projects domestically and internationally.
Business Strategy
New Valley’s business strategy is to continue to operate its real estate business and to acquire additional real estate properties. New Valley may also seek from time to time to dispose of such businesses and properties when favorable market conditions exist. New Valley’s cash and investments are available for general corporate purposes, including for acquisition purposes.
Douglas Elliman
Real Estate Brokerage Business.  Douglas Elliman is engaged in the real estate brokerage business through twelve subsidiaries. The twelve brokerage companies have approximately 125 offices with approximately 7,200 real estate agents in the New York metropolitan area as well as Florida, California, Connecticut, Massachusetts, Colorado, and New Jersey. In addition, Douglas Elliman also owns a 1% interest in DE Texas and receives commissions from transactions. Douglas Elliman achieved combined sales of approximately $28.8 billion of real estate in 2019, approximately $28.1 billion of real estate in 2018 and approximately $26.1 billion of real estate in 2017. Douglas Elliman was ranked as the fourth-largest residential brokerage company in the United States in 2019 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $784.1 million in 2019, $754.1 million in 2018, and $722.3 million in 2017.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has 27 New York City offices with approximately 2,500 real estate agents and reported closed sales volume of approximately $11.8 billion of real estate in 2019.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island with 39 offices and approximately 2,400 real estate agents. It serves approximately 250 communities in Long Island and Queens, New York. The Westchester brokerage operation operates in a suburban area north of New York City with six offices and approximately 140 real estate agents. The Connecticut brokerage operation operates in Greenwich, Connecticut. The New Jersey brokerage operation operates in Hoboken, New Jersey. These brokerage operations reported closed sales volume of approximately $7.2 billion of real estate in 2019.

The Florida brokerage operates in Florida with 22 offices and has approximately 1,200 real estate agents and reported closed sales volume of approximately $5.1 billion of real estate in 2019.
The California brokerage operation is headquartered in Beverly Hills and operates with 23 offices throughout the state. The offices have approximately 750 real estate agents and reported closed sales volume of approximately $4 billion of real estate in 2019.
Douglas Elliman operates as a broker in residential real estate transactions. In performing these services, the company has historically represented the seller or buyer, either as the listing broker for the seller, or as a co-broker for the buyer side of the transaction. In acting as a broker for the seller, their services include assisting the seller in pricing the property and preparing it for sale, advertising the property, showing the property to prospective buyers, and assisting the seller in negotiating the terms of the sale and in closing the transaction. In exchange for these services, the seller pays to the company a commission, which is generally a fixed percentage of the sales price. In a co-brokered arrangement, the listing broker typically splits its commission with the selling co-broker involved in the transaction. The company also offers buyer brokerage services. When acting as a broker for the buyer, its services include assisting the buyer in locating properties that meet the buyer’s personal and financial specifications, showing the buyer properties, and assisting the buyer in negotiating the terms of the purchase and closing the transaction. In exchange for these services, a commission is paid to the company which also is generally a fixed percentage of the purchase price and is usually, based upon a co-brokerage agreement with the listing broker, deducted from, and payable out of, the commission payable to the listing broker. With the written consent of a buyer and seller, subject to certain conditions, the company may, in certain circumstances, act as a selling broker and as a buying broker in the same transaction. The company’s sales and marketing services are provided by licensed real estate sales persons or associate brokers who have entered into independent contractor agreements with the company. The company recognizes revenue and commission expenses upon the consummation of the real estate sale.
DE Title Services. DE Title Services provides full-service title insurance services to real estate buyers and financial institutions. DE Title Services acts in the capacity of a title insurance agent and sells title insurance to property buyers and mortgage lenders. DE Title Services is licensed as a title insurance agent in New York and Florida. Its affiliate, DE Title Services of Nevada, LLC, provides title insurance services in Nevada.
elliman.com. Douglas Elliman’s website, elliman.com, serves as a destination where consumers can search properties throughout all regions serviced by Douglas Elliman and access current market information on all of those regions as well as comprehensive building and neighborhood guides and other interactive content.
Marketing.  Douglas Elliman offers real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Douglas Elliman’s operating areas. In addition, the integrated nature of the real estate brokerage companies services is designed to produce a flow of customers between their real estate sales and marketing business.
Competition.  The real estate brokerage business is highly competitive. However, Douglas Elliman believes that its ability to offer its customers a range of inter-related services and its level of residential real estate sales and marketing help position it to meet the competition and improve its market share.
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as Century-21, ERA, RE/MAX International, Sotheby’s International Realty, Better Homes and Gardens Real Estate, Berkshire Hathaway HomeServices, and Coldwell Banker. Douglas Elliman believes that its major competitors in 2020 will also increasingly include multi-office real estate organizations, such as GMAC Home Services, NRT LLC (whose affiliates include the New York City-based Corcoran Group) and other privately-owned companies. Specific to the New York metropolitan area, Douglas Elliman’s competitors include Corcoran, Brown Harris Stevens, Halstead Properties, and Compass. Residential brokerage firms compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and, recently to a greater degree, price.
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
Residential Property Management Business.  Douglas Elliman is also engaged in the management of cooperative apartment buildings, condominium apartment buildings and rental apartment buildings though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is one of the leading New York City based property managers in the New York metropolitan area according to a survey in the November 2018 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 389 properties, representing approximately 47,400 units in New York City, Nassau County, Northern New Jersey and Westchester County. Among the notable properties currently managed are the Dakota, Museum Tower, Olympic Tower Condominium, Manhattan House, CitySpire Condominium, RiverHouse and The Sovereign, all buildings located in New York City. Residential Management Group employs approximately 282 people, of whom approximately 202 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.
Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments include the following projects (as of December 31, 2019):
Land Development
Escena. We are developing a 450-acre approved master planned community in Palm Springs, CA. The development consists of 667 residential lots, which include both single and multi-family lots, an 18-hole golf course, clubhouse restaurant, golf shop and seven-acre site approved for a 450-room hotel.
Sagaponack. We are developing a luxury oceanfront property in Sagaponack, NY. We are the sole owner of the land, and as of December 31, 2019, the assets of Sagaponack consist of land and land improvements of $18,345. The property is expected to be completed by 2020, and is currently listed for sale.
Condominium and Mixed-Use Development
As of December 31, 2019, we had 20 investments in condominium and mixed-use development real estate ventures. We had 15 condominium and mixed-use development real estate ventures in the New York City Standard Metropolitan Statistical Area (“SMSA”). Of the 15 condominium and mixed-use development real estate ventures in the New York City SMSA, seven were closing on units as of December 31, 2019 and the remainder had projected construction completion dates between May 2020 and December 2020. We had five condominium and mixed-use development real estate ventures in other U.S. areas as of December 31, 2019. The five condominium and mixed-use development real estate ventures in other U.S. areas had projected construction completion dates between June 2020 and September 2023.

Apartment Buildings
As of December 31, 2019, we had one active investment in apartment buildings located in the Baltimore, Maryland metropolitan area. The investment was operating as of December 31, 2019.
Hotels
As of December 31, 2019, we had three investments in hotels, two located in the New York City SMSA and one located in Bermuda. The hotels were operating as of December 31, 2019.
Commercial
As of December 31, 2019, we had two investments in commercial real estate ventures, one located in the New York City SMSA and one located in Las Vegas, Nevada. Both of the commercial real estate ventures were operating as of December 31, 2019.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on new condominium development in Douglas Elliman markets and investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in jurisdictions where we operate. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States and Bermuda and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. Our portfolio as of December 31, 2019 included interests in the 26 properties discussed above. As of December 31, 2019, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $131.6 million and approximately $28.3 million in consolidated real estate investments.
For additional information concerning these investments, see Note 9 to our consolidated financial statements and “Summary of Real Estate Investments” located in Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Employees
At December 31, 2019, we had 1,418 employees, of which approximately 902 were employed by Douglas Elliman primarily in the New York area, 277 were employed at Liggett’s Mebane facility and approximately 214 were employed in sales and administrative functions at Liggett Vector Brands LLC (“LVB”), which coordinates our tobacco subsidiary’s sales and marketing efforts, along with certain support functions. Approximately 14% of our employees are hourly employees, who are represented by unions. We have not experienced any significant work stoppages since 1977, and we believe that relations with our employees and their unions are satisfactory.
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
During 2020, we have significant liquidity commitments that will require the use of our existing cash resources. As of December 31, 2019, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:

•
repayment of $169.6 million in aggregate principal amount of our 5.5% Variable Interest Senior Convertible Notes due April 2020 (which we intend to repay using proceeds from the November 2019 offering of $230.0 million aggregate principal of unsecured notes;

•	cash interest expense of approximately $116.8 million,

•
dividends of approximately $124.9 million based on the anticipated quarterly cash dividend rate of $0.20 per share and assuming 152,542,029 shares outstanding (148,084,900 common shares outstanding as of December 31, 2019 and 4,457,129 employee stock options with dividend equivalent rights), and

•	other corporate expenses and taxes.
In order to meet the above liquidity requirements as well as other liquidity needs in the normal course of business, we will be required to use cash flows from operations and existing cash and cash equivalents. Should these resources be insufficient to meet the upcoming liquidity needs, we may also be required to liquidate investment securities available for sale and other long-term investments, or, if available, draw on the Liggett Credit Facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful.
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding LLC and New Valley LLC. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett and Vector Tobacco, its wholly-owned subsidiaries, to generate cash and make it available to VGR Holding. The Liggett Credit Facility contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control.
Our receipt of cash payments, as dividends or otherwise, from our subsidiaries is an important source of our liquidity and capital resources. If we do not have sufficient cash resources of our own and do not receive payments from our subsidiaries in an amount sufficient to repay our debts and to pay dividends on our common stock, we must obtain additional funds from other sources. There is a risk that we will not be able to obtain additional funds at all or on terms acceptable to us. Our inability to service these obligations and to continue to pay dividends on our common stock would significantly harm us and the value of our notes and our common stock.
We and our subsidiaries have a substantial amount of indebtedness.
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2019, we and our subsidiaries had total outstanding indebtedness of $1.6 billion, with $169.6 million due in April 2020 that we expect to repay using proceeds of the November 2019 offering of $230.0 million aggregate principal amount of unsecured notes. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

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
Our high level of indebtedness, as well as volatility in the capital and credit markets, could have important consequences. For example, they could:

•	make it more difficult for us to satisfy our other obligations with respect to our debt, including repurchase obligations, upon the occurrence of specified change of control events;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

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
Servicing our indebtedness requires a significant amount of cash and we may not generate sufficient cash flow from our business to pay our substantial indebtedness.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and regulatory factors, as well as other factors beyond our control. The cash flow from operations in the future may be insufficient to service our indebtedness because of factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Our 6.125% Senior Secured Notes, 10.5% Senior Notes, and Liggett Credit Facility contain restrictive covenants, and the Liggett Credit Facility contains financial ratios, that limit our operating flexibility, and may limit our ability to pay dividends in the future.
The indenture governing our 6.125% Senior Secured Notes due 2025 (the “2025 Indenture”), the indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) and the Liggett Credit Facility contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	incur or guarantee additional indebtedness or issue certain preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock or subordinated indebtedness, or make other restricted payments;

•	create or incur liens with respect to our assets;

•	make investments, loans or advances;

•	incur dividend or other payment restrictions;

•	prepay subordinated indebtedness;

•	enter into certain transactions with affiliates; and

•	merge, consolidate, reorganize or sell our assets, or use asset sale proceeds.

The 2026 Indenture restricts our ability to pay dividends and make certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of the Company’s consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and the Company is in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0x, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and the Company is in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0x. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0x, and restricts our ability to secure debt other than secured debt incurred pursuant to a Secured Leverage Ratio no greater than 3.75x, unless the 10.5% Senior Notes due 2026 (the “10.5% Senior Notes”) are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0x. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. There can be no guarantee that we will be in compliance with these financial metrics and therefore, our ability to pay dividends or engage in other corporate transactions may be limited in the future.
In addition, the 2025 Indenture and the 2026 Indenture require us to meet specified financial ratios in order to take certain actions, including, a Leverage Ratio and a Secured Leverage Ratio (as defined in the 2025 Indenture) with respect to the 6.125% Senior Secured Notes due 2025 (the “6.125% Senior Secured Notes”) and a Fixed Charge Coverage Ratio and a Net Leverage Ratio (as defined in the 2026 Indenture) with respect to the 10.5% Senior Notes. See Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources for a discussion of these ratios.
As of December 31, 2019, the Leverage Ratio under the 2025 Indenture exceeded 3.0 to 1.0 and, consequently, we are not permitted to incur additional indebtedness (with the exception of certain categories of “Permitted Indebtedness” under the 2025 Indenture, which include draws under the Liggett Credit Facility, equipment financings by Liggett and borrowings by non-guarantors of the 6.125% Senior Secured Notes, such as New Valley, DER Holdings or Douglas Elliman) until such ratio declines below 3.0 to 1.0.
The Liggett Credit Facility also requires us to maintain specified financial ratios so long as any obligations are outstanding under the facility. These covenants may restrict our ability to expand or fully pursue our business strategies.
Our ability to comply with these and other provisions of the 2025 Indenture, the 2026 Indenture, and the Liggett Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.
Changes in respect of the debt ratings of our notes may materially and adversely affect the availability, the cost and the terms and conditions of our debt.
Both we and several issues of our notes have been publicly rated by Moody’s Investors Service, Inc. (“Moody’s”), and Standard & Poor’s Rating Services (“S&P”), independent rating agencies. In addition, future debt instruments may be publicly rated. These debt ratings may affect our ability to raise debt. Any future downgrading of the notes or our other debt by Moody’s or S&P may affect the cost and terms and conditions of our financings and could adversely affect the value and trading of the notes.
The Tax Cuts and Jobs Act of 2017 may increase the after-tax cost of debt financings.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, of which portions of our real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, beginning in 2018, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We will continue to evaluate the impact of the nondeductible interest on our operations and capital structure.

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

Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has in certain circumstances a more limited ability to respond to market developments. Further, all of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. Management Science Associates’ data indicate that in 2019, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 75.1% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 58.2% of the premium segment and 45.5% of the total domestic market during 2019. During 2019, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 4.0%. Historically, because of their dominant market share, Philip Morris and RJ Reynolds, have been able to determine cigarette prices for the various pricing tiers within the industry.

Further consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market.
Liggett’s business is highly dependent on the discount cigarette segment and to maintain market share, it may be required to take steps to reduce prices.
All of Liggett’s unit volume is generated in the discount segment, which is highly competitive. While Philip Morris, RJ Reynolds, and ITG Brands compete with Liggett in the discount segment of the market, Liggett also faces intense competition for market share in the discount segment from a group of smaller manufacturers and importers, most of which sell low quality and deep discount cigarettes. While Liggett’s share of the discount market was 14.3% in 2019, 14.3% in 2018, and 13.5% in 2017, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 32.3% in 2019, 29.4% in 2018, and 27.2% in 2017. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only market segment could be negatively affected and, to maintain market share, Liggett may be required to take steps to reduce prices. Thus, Liggett’s sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods, which could result in lower sales or higher costs for us.

Industry-wide shipments of cigarettes in the United States have been declining for a number of years, with Management Science Associates’ data indicating that domestic industry-wide shipments decreased by approximately 5.3% in 2019 as compared to 2018, and by approximately 4.7% in 2018 as compared to 2017. In addition to a declining market impacting our sales volume, operating income and cash flows, our annual cost advantage from our payment exemption under the MSA declines by approximately $1.7 million for each percentage point decline in shipment volumes in the U.S. market. We believe that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, or if Liggett’s market share percentage falls below its MSA payment exemption percentage, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.

Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which have a negative effect on revenue and profitability.
Cigarettes are subject to substantial regulation and taxation at the federal, state and local levels, which has had and may continue to have an adverse effect on our business. For a more complete discussion of the material regulations and taxation applicable to our Business, see Item 1. Business. Legislation and Regulation. For instance:

•
Federal, state and local laws have limited the advertising, sale and use of cigarettes in the United States, such as laws prohibiting smoking in restaurants and other public places. Private businesses have also implemented prohibitions on the use of cigarettes. Further regulations or rules limiting advertising, sale or use of cigarettes or ingredients or flavorings could negatively impact sales of cigarettes, which would have an adverse effect on our results of operations.

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

•
Various state and local government regulations have, among other things, increased the minimum age to purchase tobacco products, banned the sale of menthol cigarettes, restricted or banned sampling and advertising and required ingredient and constituent disclosure. Significantly, the federal government increased the minimum age of sale for tobacco products from 18 to 21 years of age in December 2019. Further regulations that limit the group of individuals able to purchase cigarettes in the United States or other regulations that limit the types of products we can offer, such as limitations on use of flavoring, could have a material adverse effect on demand for our products, our results of operations and our business. FDA and other organizations have also conducted anti-tobacco media campaigns, which have and may continue to have an adverse effect on the demand for cigarettes.

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
In June 2009, the TCA became law. The TCA grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. For a more complete discussion of the TCA, see Item 1. Business. Legislation and Regulation.
In July 2017, FDA announced a comprehensive plan for Tobacco and Nicotine Regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. FDA’s March 2018 ANPR relating to menthol indicated that it may, among other things, take regulatory actions to implement tobacco product standards and restrict the sale and distribution of tobacco products with flavors, including menthol. In 2019, approximately 20% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations.
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

On August 16, 2019, FDA issued a proposed rule that would modify the required warnings that appear on cigarette packages and advertisements. See Item 1. Business. Legislation and Regulation. This rule would require each cigarette package and advertisement to bear one of 12 textual warning statements accompanied by one of 13 corresponding graphic images covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. FDA must issue a final rule by March 15, 2020, and the effective date would be 15 months after issuance of the final rule, unless delayed by legal action. We cannot predict whether a court would determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling would have on the compliance timeline or requirements imposed on the industry. We also cannot predict how the inclusion of new warnings and rotation requirements would impact production costs or product sales, or whether it would have a material adverse effect on us.
In April 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. See Item 1. Business. Legislation and Regulation for additional information on the substantial equivalence process. Vector Tobacco received a letter from FDA in April 2018 advising that FDA does not intend to conduct further review of Vector Tobacco’s remaining applications, with certain “conditions” (as described under Item 1. Business. Legislation and Regulation). Liggett received a letter from FDA in May 2018 advising that FDA does not intend to conduct further review for certain applications, also with certain “conditions” (as described under Item 1. Business. Legislation and Regulation). FDA has not indicated whether the applications relating to Liggett’s other products not covered by that May 2018 letter would proceed through FDA review. We cannot predict whether FDA will deem Liggett’s outstanding applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and other cigarette styles and could have a material adverse effect on us.
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

Litigation will continue to harm the tobacco industry, including Liggett.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts, including the Engle progeny cases in Florida (described below). New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2019, in addition to approximately 47 Engle progeny cases, there were 51 individual product liability lawsuits, two purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or we were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pled in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal.
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
Lawsuits by individuals requesting the benefit of the Engle ruling are referred to as the “Engle progeny cases.” Notwithstanding Liggett’s multi-plaintiff settlements, Liggett and Vector remain defendants in approximately 47 state court Engle progeny cases. These Engle progeny cases have resulted in increased filings in other jurisdictions.
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
As of December 31, 2019, the Participating Manufacturers had entered into agreements with 37 Settling States setting out terms for settlement of the NPM Adjustment and addressing the NPM Adjustment with respect to those states for future years.
For 2003 - 2018, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. For those states that did not enter into the agreement, or otherwise settle, the arbitration for 2004 has commenced. As of December 31, 2019, Liggett and Vector Tobacco had accrued approximately $13.4 million related to disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement (the “1996 Agreement”). In April 2017, the Chancery Court ruled that the 1996 Agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded.
In July 2019, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2019) is approximately $14.4 million, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17.5 million in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
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

•
adverse changes in global, national, regional and local economic and market conditions, particularly in the New York metropolitan area, including those relating to pandemics and health crises, such as the recent outbreak of novel coronavirus (COVID-19).

New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area. New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area and to a lesser extent in South Florida, Los Angeles, Las Vegas and other markets. Further, as of December 31, 2019, we had investments in or were developing 18 projects in the New York metropolitan area. Douglas Elliman’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in the New York metropolitan area. If volumes of residential property sales transactions in the New York metropolitan area decrease, the aggregate sales commission earned by Douglas Elliman on sales transactions is also likely to decline, as the residential real estate market experienced to some degree since 2017. Our business is and may continue to be heavily dependent on the continued growth of the property market in the New York metropolitan area, and any adverse developments in the supply and demand or in property prices in these areas would have an adverse effect on our financial condition and results of operations.
We cannot assure that property development and investment activities will continue at past levels or that we will be able to benefit from future growth in the property market in the New York metropolitan area, South Florida, Los Angeles, Las Vegas or the United States. Any adverse developments in national and local economic conditions as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States generally, particularly in the regions where our investments and brokerages are located, may reduce demand and depress prices for our properties and services and would have an adverse effect on our business, financial condition and results of operations.
The Tax Act could negatively impact New Valley’s and Douglas Elliman’s markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2019, approximately 80.0% of Douglas Elliman’s closed sales occurred in New York, California, Connecticut and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact New Valley’s and Douglas Elliman’s business, financial condition and results of operations.
New Valley is dependent on the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. Through its investments in Douglas Elliman and 18 developments in the New York metropolitan area, New Valley is dependent on the attractiveness of New York City as a place to live and invest in. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy due to domestic, international or global macroeconomic trends or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, the impact of the Tax Act (discussed above), the impact of changes in state tax law, such as the real estate transfer tax on luxury property (the “Mansion Tax”) and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).
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
Real estate development is a competitive industry, and competitive conditions may adversely affect our results of operations. The real estate development industry is highly competitive. Real estate developers compete not only for buyers, but also for desirable properties, building materials, labor and capital. We compete with other local, regional, national and international real estate asset managers, investors and property developers, which have significant financial resources and experience. Competitive conditions in the real estate development industry could result in: difficulty in acquiring suitable investments in properties at acceptable prices; increased selling incentives; lower sales volumes and prices; lower profit margins; impairments in the value of our investments in real estate developments and other assets; and increased construction costs, delays in construction and increased carry costs. Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.
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

We face risks associated with property acquisitions. We may be unable to finance acquisitions or investments on favorable terms or properties may fail to perform as expected. We may underestimate the costs necessary to bring an investment up to standards established for its intended market position. We may also acquire or invest in properties subject to liabilities and with recourse, with respect to unknown liabilities. New Valley’s acquisition of real estate investments are subject to several risks including: underestimated operating expenses for a property, possibly making it uneconomical or unprofitable; a property may fail to perform in accordance with expectations, in which case the Company may sustain lower-than-expected income or need to incur additional expenses for the property; and the Company may not be able to sell, dispose or refinance the property at a favorable price or terms, or at all, as the case may be; in addition to any potential loss on a sale, the Company may have no choice but to hold on to the property and continue to incur net operating losses if underperforming for an indefinite period of time, as well as incur continuing tax, environmental and other liabilities. Acquisition agreements will typically contain conditions to closing, including completion of due diligence to our satisfaction or other conditions that are not within our control, which may not be satisfied. Each of these factors could have an adverse effect on our results of operations and financial condition.
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
Guaranty risks; risks of joint ventures.  New Valley has a number of real estate-related investments in which other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm a venture. Further, our minority interest in these joint ventures means that we may not be able to influence the outcome of any particular project, and our rights to obtain information may be limited to the contractual requirements. As a result, we may not have adequate insight into the financial condition of any of our joint ventures given that we do not oversee their financial reporting or decision making. If our partners face adverse financial conditions, it may impair their ability to fund capital calls or satisfy their share of any guarantees on project financing. In addition, we are typically obligated to execute guarantees or indemnify our partners for guarantees they may execute in connection with the acquisition or construction financing for our projects. The guarantees that we might be obligated to sign include guarantees for environmental liability at a project, improper acts committed by New Valley (otherwise known as a “bad boy” guaranty), as well as carry and completion guarantees for a project. In the event of a default, if a lender were to exercise its rights under these guarantees, it could have a material adverse effect on our business and results of operations.
Our real estate investments and the real estate market in general could be adversely impacted by changes in the law. Many different laws govern the development of real estate. Changes to laws such as affordable housing, zoning, air rights and others, could adversely impact our real estate projects. The Financial Crimes Enforcement Network of the Treasury Department has recently issued Geographic Targeting Orders that will temporarily require certain United States title insurance companies to identify the natural persons who directly or indirectly beneficially own companies that pay all cash for high-end residential real estate in the Borough of Manhattan in New York City and in Miami-Dade County in Florida. No assurances can be given as to the impact such requirements may have on the continued purchasing of high-end residential properties in Manhattan and Miami-Dade County by such individuals while such requirements are in effect, and no assurances can be given as to the impact such requirements may have in the event they are extended to other markets throughout the country in which New Valley is engaged in high-end residential properties.

The real estate developments we invest in may be subject to losses as a result of construction defects. Real estate developers, are subject to construction defect and warranty claims arising in the ordinary course of their business. These claims are common in the real estate development industry and can be costly.
Claims may be asserted against the real estate developments we invest in for construction defects, personal injury or property damage caused by the developer, general contractor or subcontractors, and if successful, these claims may give rise to liability. Subcontractors are independent of the homebuilders that contract with them under normal management practices and the terms of trade contracts and subcontracts within the industry; however, if U.S. or other regulatory agencies or courts reclassify the employees of sub-contractors as employees of real estate developers, real estate developers using subcontractors could be responsible for wage, hour and other employment-related liabilities of their subcontractors.
In addition, where the real estate developments in which we invest hire general contractors, unforeseen events such as the bankruptcy of, or an uninsured or under-insured loss claimed against, the general contractor may sometimes result in the real estate developer becoming responsible for the losses or other obligations of the general contractor. The costs of insuring against construction defect and product liability claims are high, and the amount of coverage offered by insurance companies may be limited. There can be no assurance that this coverage will not be further restricted and become more costly. If the real estate developments in our real estate portfolio are not able to obtain adequate insurance against these claims in the future, our business and results of operations may be adversely affected.
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
Risks associated with Douglas Elliman.
Douglas Elliman depends on a strong brand, and any failure to maintain, protect and enhance the Douglas Elliman brand would have an adverse effect on its ability to grow its real estate brokerage business. Douglas Elliman has developed a strong brand that we believe has contributed significantly to the success of its business. Maintaining, protecting and enhancing Douglas Elliman as a premium real estate brokerage brand is critical to growing its business. If Douglas Elliman does not successfully build and maintain a strong brand, its real estate brokerage business could be negatively impacted. Preserving and increasing the quality of the Douglas Elliman brand may require us to make substantial investments in areas such as marketing, community relations, outreach technology and employee training. Douglas Elliman actively engages in print and online advertisements, targeted promotional mailings and email communications and engages on a regular basis in public relations and sponsorship activities. There is no assurance that those activities will enhance the brand awareness.
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
The real estate brokerage business in the New York City metropolitan area, Florida, California, Massachusetts, Colorado, New Jersey, Connecticut, and Texas is extremely competitive. Douglas Elliman competes with other multi-office independent real estate organizations and with franchise real estate organizations competing in local areas. Competition is particularly intense in the densely populated metropolitan areas of New York City, South Florida and Los Angeles in which it operates. In addition, in the real estate brokerage industry, new participants face minimal barriers to entry into the market. Douglas Elliman also competes for the services of qualified licensed agents. The ability of its brokerage offices to retain agents is generally subject to numerous factors, including the sales commissions they receive, advertising support and perception of brand value.
Douglas Elliman’s business is concentrated in the states of New York, California, Connecticut, New Jersey and Massachusetts and changes in U.S. Tax Laws could impact these markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2019, approximately 80.0% of Douglas Elliman’s closed sales occurred in the states of New York, California, Connecticut and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact Douglas Elliman’s business, financial condition and results of operations.
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
Douglas Elliman relies on traffic to its websites, including its flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and its business would be adversely affected. Douglas Elliman’s success depends in part on its ability to attract users through unpaid Internet search results on search engines. The number of users it attracts to its websites, including its flagship website elliman.com, from search engines is due in large part to how and where its websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to Douglas Elliman’s websites may not be prominent enough to drive traffic to its websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of its competitors. Its websites have experienced fluctuations in search result rankings in the past, and it anticipates fluctuations in the future. Any reduction in the number of users directed to its websites could adversely affect its real estate brokerage business and results of operations. Further, a failure of Douglas Elliman’s websites or website-based technology, either due to malfunction, outside intrusion through hacking or otherwise, could significantly disrupt its business and lead to reduced revenue and reputational damage as Douglas Elliman may not be able to effectively scale and adapt its existing technology and network infrastructure to ensure its platforms are accessible.
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

Goodwill and indefinite-lived intangible asset impairment charges may adversely affect our operating results and financial condition.

We have a substantial amount of goodwill and other intangible assets on our balance sheet, primarily comprised of goodwill and trademarks related to Douglas Elliman. Goodwill, trademarks and other identifiable intangible assets must be tested for impairment at least annually. The fair value of the goodwill assigned to a reporting unit could decline if projected revenues or cash flows were to be lower in the future due to effects of the global economy or other causes. If the carrying value of intangible assets or of goodwill were to exceed its fair value, the asset would be written down to its fair value, with the impairment loss recognized as a non-cash charge in our Consolidated Statement of Operations.

As of December 31, 2019, we had approximately $266 million of goodwill and other intangible assets on our balance sheet, which included $78 million of goodwill and $80 million of trademarks related to Douglas Elliman. No impairment was identified in 2019. Changes in the future outlook of the Douglas Elliman reporting unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
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
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel as our named executive officers have been employed by us for an average of 26 years at December 31, 2019. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $8.21 and $14.42 per share over the past 52 weeks.
The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating and stock performance of our competitors;

•	our dividend payment ratio and level;

•	announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the initiation or outcome of litigation;

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

We have potentially dilutive securities outstanding.
As of December 31, 2019, we had outstanding restricted shares and options granted to employees to purchase approximately 5,528,135 shares of our common stock, with a weighted-average exercise price of $11.90 per share, of which options for 2,689,673 shares were exercisable as of December 31, 2019. After we paid the $230 million of principal related to the 7.5% variable interest senior convertible notes, in January 2019, we had outstanding convertible notes maturing in April 2020, which were convertible into 8,367,929 shares of our common stock, at a conversion price of $20.27, as of December 31, 2019. The issuance of these shares would cause dilution which may adversely affect the market price of our common stock and increase our dividend payment. The availability for sale of significant quantities of our common stock could adversely affect the prevailing market price of the stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our principal executive offices are located in Miami, Florida. We lease 12,390 square feet of office space in an office building in Miami. The lease is with an affiliate of the Company and expires in April 2023, subject to another five-year renewal option.
We lease approximately 9,000 square feet of office space in New York, New York under a lease that expires in 2025. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 9 to our consolidated financial statements.
Douglas Elliman leases 125 offices throughout New York, Connecticut, Florida, California, Colorado, Massachusetts and New Jersey. Leases expire at various times between 2019 and 2033. As of December 31, 2019, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	27	New York City, NY	Leased	187,000
Offices	39	Long Island, NY	Leased	112,000
Offices	22	Florida	Leased	49,000
Offices	6	Westchester County, NY	Leased	11,000
Offices	23	California	Leased	107,000
Offices	8	Other	Leased	10,000
Liggett’s tobacco manufacturing facilities, and several of its distribution and storage facilities, are currently located in or near Mebane, North Carolina. Some of these facilities are owned and others are leased. Liggett’s office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2019, the principal properties owned or leased by Liggett are as follows:

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
Reference is made to Note 15 to our consolidated financial statements included elsewhere in this report which is incorporated by reference and contains a general description of certain legal proceedings to which we, or our subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which Liggett we are a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, Attn. Investor Relation.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” At February 18, 2020, there were approximately 1,614 holders of record of our common stock.

Purchases of Equity Securities by the Company
In December 2019, we repurchased $62,390 in aggregate principal amount of our 5.5% Convertible Notes outstanding for a purchase price of $63,859.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P MidCap 400 Index the NYSE Arca Tobacco Index, formerly known as the AMEX Tobacco Index, and the S&P 600 Index for the five years ended December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.
The S&P 600 was not included in our performance graph in Form 10-K for the year ended December 31, 2018. It has been included in our performance graph for the year ended December 31, 2019 because we became a constituent of the S&P 600 in July 2019. Thus, we believe the S&P 600 is a more appropriate metric than the S&P MidCap 400 and we will delete the S&P MidCap 400 from our performance graph in the future.

	12/14	12/15	12/16	12/17	12/18	12/19
Vector Group Ltd.	100	125	136	151	77	127
S&P 500	100	101	113	138	132	174
S&P 600	100	98	124	140	128	157
S&P MidCap 400	100	98	118	137	122	154
NYSE Arca Tobacco	100	121	154	171	133	176

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2019.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended December 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2019	—	$—		—	—
November 1 to November 30, 2019	1,529,512	12.46	(1)	—	—
December 1 to December 31, 2019	—	—		—	—
Total	1,529,512	$12.46		—	—

(1) Delivery of shares to us in payment of exercise price and tax withholding in connection with stock option exercises by employees. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 2, 2020. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	71	President and Chief Executive Officer	2001
Richard J. Lampen	66	Executive Vice President	1996
J. Bryant Kirkland III	54	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	59	Senior Vice President, General Counsel and Secretary	1998
Ronald J. Bernstein	66	President and Chief Executive Officer of Liggett	2000

Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University.
Richard J. Lampen has served as our Executive Vice President since July 1996. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. From September 2006 to February 2020, he has served as President and Chief Executive Officer as well as a director of Ladenburg Thalmann Financial Services. Mr. Lampen also served as Chairman of Ladenburg Thalmann Financial Services from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and Chief Executive Officer as well as a director of Castle Brands Inc.
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
Ronald J. Bernstein has served as President and Chief Executive Officer of Liggett since September 1, 2000 and of Liggett Vector Brands since March 2002 and has been a director of ours since March 2004. From July 1996 to December 1999, Mr. Bernstein served as General Director and, from December 1999 to September 2000, as Chairman of Liggett-Ducat, our former Russian tobacco business sold in 2000. Prior to that time, Mr. Bernstein served in various positions with Liggett commencing in 1991, including Executive Vice President and Chief Financial Officer. In February 2020, Mr. Bernstein announced his retirement effective March 31, 2020. He has agreed to transition into the role of Non-Executive Chairman of Liggett Vector Brands and Senior Advisor to Liggett and its affiliates.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenues (1)	$1,903,711	$1,870,262	$1,807,476	$1,690,949	$1,657,197
Operating income (3)	$231,135	$224,049	$235,648	$234,505	$205,936
Net income attributed to Vector Group Ltd.	$100,974	$58,105	$84,572	$71,127	$59,198
Per basic common share: (2)
Net income applicable to common shares attributed to Vector Group Ltd.	$0.64	$0.35	$0.54	$0.48	$0.40
Per diluted common share: (2)
Net income applicable to common shares attributed to Vector Group Ltd.	$0.63	$0.35	$0.54	$0.48	$0.40
Cash distributions declared per common share (2)	$1.54	$1.47	$1.40	$1.33	$1.27
Balance Sheet Data:
Current assets	$681,614	$872,221	$613,709	$705,463	$583,739
Total assets	$1,505,089	$1,549,504	$1,328,278	$1,404,035	$1,280,615
Current liabilities	$461,133	$484,920	$204,639	$196,148	$216,292
Notes payable, embedded derivatives, long-term debt and other obligations, less current portion	$1,397,216	$1,411,486	$1,270,657	$1,245,275	$1,000,150
Non-current employee benefits, deferred income taxes and other long-term liabilities (4)	$331,756	$200,464	$184,742	$215,884	$186,334
Stockholders’ deficiency	$(685,016)	$(547,366)	$(331,760)	$(253,272)	$(122,161)
_____________________________

(1)	Revenues include federal excise taxes of $451,256, $469,836, $460,561, $425,980 and $439,647, respectively.

(2)	Per share computations include the impact of 5% stock dividends on September 27, 2019, September 27, 2018, September 28, 2017, September 29, 2016, and September 29, 2015.

(3)
Operating income includes $6,298, $2,721 and $4,364 of income from MSA Settlements for the years ended December 31, 2018, 2017, and 2015, respectively and $247 of expense from MSA Settlements for the year ended December 31, 2016; $990, $6,591, $20,000 and $20,072 of litigation judgment and settlement expense for the years ended December 31, 2019, 2017, 2016, and 2015, respectively; $1,784 of litigation judgment and settlement income for the year ended December 31, 2018 and $41 and $1,819 of restructuring charges for the years ended December 31, 2016, and 2015, respectively.

(4)
Total assets, current liabilities and non-current liabilities are not comparable across the periods because they reflect the impact of recognizing leases assets and lease liabilities on the balance sheet after we adopted ASU No. 2016-02 - Leases (Topic 842) on January 1, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in two business segments:

•	Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and

•
Real Estate: the real estate business through our New Valley subsidiary, which is seeking to acquire or invest in additional real estate properties or projects. As of December 31, 2018, New Valley owned a 100% interest in Douglas Elliman. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey, and Texas.

Our tobacco subsidiaries’ cigarettes are produced in 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:

•	EAGLE 20’s

•	PYRAMID

•	GRAND PRIX

•	LIGGETT SELECT

•	EVE

•	USA and various Partner Brands and private label brands.
The discount segment is a challenging marketplace, with consumers having less brand loyalty and placing greater emphasis on price. Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the United States: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company, which is owned by British American Tobacco Plc, and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
See Item 1. “Business” for detailed overview and description of our principal operations.
Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2017 as compared to the year ended December 31, 2018 have been omitted from this Form 10-K, but may be found in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on March 1, 2019.

Recent Developments
Maturity of 7.5% Variable Interest Senior Convertible Notes due 2019. In January 2019, we paid $230,000 of principal and $8,102 of accrued interest as full payment of our 7.5% Convertible Notes that matured on January 15, 2019.
Corporate Governance Matters. In June 2019, our Compensation Committee began the process of reviewing our executive compensation program by engaging FTI Consulting, Inc. with a view to implementing any appropriate changes to our compensation program in the 2020 compensation year. Our Board of Directors also asked management and outside counsel to review our governance practices and propose enhancements that align with market better-practices. The results of these reviews will be discussed in our 2020 proxy statement.
Castle Brands, Inc. (“Castle”). On October 9, 2019, Castle was acquired pursuant to a cash tender offer of $1.27 per outstanding common share and, in connection therewith, we tendered all of our 12,895,017 common shares of Castle. We received proceeds of $16,377 from the transaction and recorded $16,377 in pre-tax gain in the fourth quarter of 2019 from the transaction. At the closing of the transaction, our Executive Vice President resigned as President and Chief Executive Officer of Castle and our management agreement with Castle was terminated.
Liggett Credit Facility. On October 31, 2019, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into an amendment (the “Amendment”) to their existing credit agreement entered into on January 14, 2015 (the “Existing Credit Agreement” and as so amended, the “Credit Agreement”), among Liggett, Maple and Wells Fargo Bank, National Association, as

agent and lender. The Amendment, among other things, (i) extends the maturity of the Credit Agreement to January 31, 2025, (ii) updates the borrowing base to adjust the advance rates in respect of eligible inventory and adds certain eligible real property, and (iii) reflects the repayment in full of the term loan facility that had previously been outstanding thereunder. The obligations under the Credit Agreement continue to be secured on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.
Sale of Innova. On November 1, 2019, Douglas Elliman sold its 50% interest in Innova Risk Management, an insurance brokerage company. Douglas Elliman received $8,732 in cash in November 2019 and may receive an additional $1,000 in a potential earn out over a period of two years.     We recorded a pre-tax gain of $7,117 in connection with the transaction in the fourth quarter of 2019.
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
Issuance of 10.5% Senior Notes. In November 2019, we sold $230,000 of our 10.5% Senior Notes due 2026 in a private offering to qualified institutional buyers in accordance with Rule 144A of the Securities Act of 1933. There are no registration rights associated with the notes. The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. We may redeem some or all of the 10.5% Senior Notes at any time at a make-whole redemption price. On or after February 1, 2020, we may redeem some or all of the 10.5% Senior Notes at a premium that will decrease over time, plus accrued and unpaid interest. The aggregate net proceeds from the sale of the 10.5% Senior Notes were approximately $220,400 after deducting the initial purchaser’s discount and estimated expenses and fees. The 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our operations. See “Liquidity and Capital Resources.”
Early Partial Redemption of the 5.5% Variable Interest Convertible Senior Notes due 2020. In November 2019, we redeemed $62,390 in aggregate principal amount of our 5.5% Convertible Notes outstanding at a redemption price of 102.175% using a portion of the proceeds of the November 2019 offering of 10.5% Senior Notes. We paid $63,859 to redeem the notes and recorded a loss of $4,301 for the early extinguishment of debt.
Ladenburg Thalmann Financial Services Inc. (“LTS”). On November 11, 2019 LTS entered into an Agreement and Plan of Merger with Advisor Group. On February 14, 2020, the merger was completed and each share of LTS common stock was converted into a cash payment of $3.50 per share. We received proceeds of $53,169 from our 15,191,205 common shares of LTS and we anticipate recording a pre-tax gain of $52,737 from the transaction in the first quarter of 2020. We have also tendered 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock for redemption and anticipate receiving an additional $6,009 in March 2020. At the closing of the transaction, our Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and our management agreement with LTS was terminated.

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
Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time cigarettes are shipped to the customer. We record a liability for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the consolidated balance sheet. The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on our consolidated balance sheet. We account for shipping and handling costs as fulfillment costs as part of cost of sales.
Real estate commissions earned by our Real Estate brokerage businesses are recognized as revenue when the real estate sale is completed or lease agreement is executed, which is the point in time that the performance obligation is satisfied. Any commission and other payments received in advance are deferred until the satisfaction of the performance obligation. Corresponding agent commission expenses, including any advance commission or other direct expense payments, are deferred and recognized as cost of sales concurrently with related revenues.
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
Leasing Standard. On January 1, 2019, we adopted ASU No. 2016-02- Leases (Topic 842), therefore, our lease accounting policy has been modified as discussed in Note 1 to our consolidated financial statements. Under ASC 842, we determine if an arrangement is a lease at contract inception. At lease commencement, we record and recognize right-of-use (“ROU”) assets for the lease liability amount and initial direct costs incurred, offset by lease incentives received. We record lease liabilities for the net present value of future lease payments over the lease term. The discount rate we use is generally our estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. We calculate discount rates periodically to estimate the rate we would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize operating lease expense on a straight-line basis over the lease term. We recognize finance lease cost on a straight-line basis over the shorter of the useful life of the asset and the lease term. Operating leases are included in operating lease ROU assets and lease liabilities on the consolidated balance sheets. Finance leases are included in investments in real estate, net, property, plant and equipment and current and long-term portions of notes payable and long-term debt on the consolidated balance sheets.

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
Master Settlement Agreement.  As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement (“MSA”). Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $165,471 for 2019, $162,522 for 2018 and $146,634 for 2017. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
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
As of December 31, 2019 and 2018, the fair value of derivative liabilities was estimated at $4,999 and $31,424, respectively. The decline was primarily due to the amortization of the 2019 interest payments associated with the derivative liability as well as the partial redemption of the 5.5% variable interest convertible senior notes and higher interest rates at December 31, 2019.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized gains of $26,425, $44,989 and $35,919 in 2019, 2018 and 2017, respectively, due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $18,512, $55,769 and $37,210 in 2019, 2018 and 2017, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $6,301, $30,854 and $19,577 in 2019, 2018 and 2017, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.

Stock-Based Compensation.  Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $1,923, $2,246 and $2,207 in 2019, 2018 and 2017, respectively, related to the amortization of stock option awards and $7,546, $7,705 and $8,680, respectively, related to the amortization of restricted stock grants. As of December 31, 2019 and 2018, there was $2,657 and $3,537, respectively, of total unrecognized cost related to employee stock options and $15,095 and $22,077, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.
Employee Benefit Plans.  The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2019, our benefit obligations were computed assuming a discount rate between 2.55% - 3.3%. As of December 31, 2019, our service cost was computed assuming a discount rate of 3.9% - 4.35%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 7.6%, 8.3% and 5.2% for the years ended December 31, 2019, 2018 and 2017, respectively, and our actual five-year annual rate of return on our pension plan assets was 5.41%, 3.19% and 7.28% for the years ended December 31, 2019, 2018 and 2017, respectively. In computing expense for the year ended December 31, 2020, we will use an assumption of a 4% annual rate of return on our pension plan assets. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $2,834, $1,611 and $2,527 for the years ended December 31, 2019, 2018 and 2017, respectively, and we currently anticipate benefit expense will be approximately $2,405 for 2020. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2020 and ending on December 31, 2020.
Long-Term Investments and Impairments.  At December 31, 2019, we had long-term investments of $61,723, of which $45,781 were equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient and $15,942 were accounted for under the equity method. Our investments in equity securities at fair value that qualify for the NAV practical expedient consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in partnerships and various companies in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnerships based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings or losses and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. Pursuant to the amendments provided by ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), our long-term investments are measured at fair value with changes in fair value recognized in net income. Therefore, impairment analyses for these investments are no longer warranted.
At December 31, 2019, we also had investments of $6,200 in the common stock of a reinsurance company, membership units of a real estate limited liability company and membership units of a commercial real estate limited liability company that were classified as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient. The investments are included in “Other assets” on the consolidated balance sheet and are valued at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. On a quarterly basis, we evaluate our investments to determine if there are indicators of impairment. If so, we also make a determination of whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
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
We follow ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, if the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. We elected to bypass the qualitative assessment and perform the quantitative assessment for the year ended December 31, 2019. No impairment was indicated as a result of this testing.
The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its trademark associated with the Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. We performed the quantitative assessment for the year ended December 31, 2019 and no impairment was noted.
The fair value of the intangible asset associated with the benefit under the MSA is determined using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. We performed our impairment test as of December 31, 2019 and no impairment was noted.
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
Our business segments were Tobacco and Real Estate for the three years ended December 31, 2019, 2018 and 2017. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack, and investments in real estate ventures.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2019		2018		2017
	(Dollars in thousands)
Revenues:
Tobacco	$1,114,840		$1,111,094		$1,080,950
Real Estate	788,871		759,168		727,364
Corporate and Other	—		—		(838)
Total revenues	$1,903,711		$1,870,262		$1,807,476

Operating income (loss):
Tobacco	$261,630	(1)	$246,527	(2)	$240,400	(4)
Real Estate	(2,930)		3,435	(3)	21,439
Corporate and Other	(27,565)		(25,913)		(26,191)
Total operating income	$231,135		$224,049		$235,648
_____________________________

(1)	Operating income includes $990 of litigation settlement and judgment expense.
(2) Operating income includes $6,298 of income from MSA Settlement, and $685 of litigation settlement and judgment expense.
(3) Operating income includes $2,469 of litigation settlement and judgment income.
(4) Operating income includes $2,721 of income from MSA Settlement, and $6,591 of litigation settlement and judgment expense.
2019 Compared to 2018

Revenues. Total revenues were $1,903,711 for the year ended December 31, 2019 compared to $1,870,262 for the year ended December 31, 2018. The $33,449 (1.8%) increase in revenues was due to a $29,703 increase in Real Estate revenues, primarily related to increases in Douglas Elliman’s brokerage revenues, and a $3,746 increase in Tobacco revenues, which was primarily related to Liggett’s decision to raise prices on EAGLE 20’s after careful analysis, as part of its long-term strategy to gradually shift its focus from volume growth to income growth.
Cost of sales. Total cost of sales was $1,301,579 for the year ended December 31, 2019 compared to $1,292,484 for the year ended December 31, 2018. The $9,095 (0.7%) increase in cost of sales was due to a $25,216 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions, offset by a $16,121 decline in Tobacco cost of sales related to decreased sales volume.
Expenses. Operating, selling, general and administrative expenses were $370,007 for the year ended December 31, 2019 compared to $355,513 for the year ended December 31, 2018. The $14,494 (4.1%) increase in operating, selling, general and administrative expenses is due to a $8,383 increase in Real Estate operating, selling, general and administrative expenses primarily at Douglas Elliman, a $4,459 increase in Tobacco expenses, and a $1,652 increase in Corporate and Other expenses associated with increased professional fees, compensation and rent.
Operating income. Operating income was $231,135 for the year ended December 31, 2019 compared to $224,049 for the year ended December 31, 2018, an increase of $7,086 (3.2%). Tobacco operating income increased by $15,103, while Real Estate operating income declined by $6,365, primarily related to Douglas Elliman’s operations, and Corporate and Other operating loss increased by $1,652.
Other expenses. Other expenses were $97,307 and $144,490 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, other expenses primarily consisted of interest expense of $138,448 , loss on extinguishment of debt of $4,301 and equity in losses from real estate ventures of $19,288. This was offset by income of $26,425 from changes in the fair value of derivatives embedded within convertible debt, and other income of $38,305. For the year ended December 31, 2018, other expenses primarily consisted of interest expense of $203,780, and loss on extinguishment of debt of $4,066. This was offset by income of $44,989 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $14,446 and other income of $3,921.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on each of the two series of our Convertible Notes after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $26,425 and $44,989 for the years ended December 31, 2019 and 2018, respectively. The decrease in income was primarily due to the absence of the full year amortization of the embedded derivative related to the 7.5% Variable Interest Convertible Senior Notes that matured in January 2019. This was partially offset by an increase of $1,829 related to the partial redemption of the 5.5% Variable Interest Convertible Senior Notes.
Income before provision for income taxes. Income before income taxes was $133,828 and $79,559 for the years ended December 31, 2019, and 2018, respectively.
Income tax expense. Income tax expense was $32,813 for the year ended December 31, 2019 compared to income tax expense of $21,552 for the year ended December 31, 2018. Our income tax rates for the years ended December 31, 2019 and 2018 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, and excess tax benefits on stock-based compensation. The tax rate for the year ended December 31, 2019 was also impacted by changes in valuation allowances, while the tax rate for the year ended December 31, 2018 was impacted by the Tax Cuts and Jobs Act of 2017.
Tobacco.
Tobacco revenues. Liggett increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.80 per carton in February 2020, $0.80 per carton in October 2019, $0.60 per carton in June 2019, $1.10 per carton in February 2019, $1.00 per carton in September 2018 and $0.90 per carton in March 2018. Liggett increased the list price of EAGLE 20’s by $0.80 per carton in February 2020, $0.80 per carton in October 2019, $1.10 per carton in February 2019 and $1.00 per carton in September 2018.
All of our Tobacco sales were in the discount category in 2019 and 2018. For the year ended December 31, 2019, Tobacco revenues were $1,114,840 compared to $1,111,094 for the year ended December 31, 2018. Revenues increased by $3,746 (0.3%) due primarily to an increase in the average selling price of our brands for the year ended December 31, 2019. The higher selling prices resulted in a $46,301 favorable price variance offset by a $42,555 (357.2 million units) decline in unit sales volume.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Year Ended December 31,
	2019	2018

Manufacturing overhead, raw materials and labor	$123,654	$125,807
Federal excise taxes	451,256	469,836
FDA expense	24,947	23,428
MSA expense, net of market share exemption	165,471	162,522	(1)
Customer shipping and handling	5,802	5,658
Total cost of sales	$771,130	$787,251

(1)	Includes $6,298 reduction in expense from MSA Settlement.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of December 31, 2019, we estimate taxable shipments in the U.S. declined by approximately 5.5% in 2019. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market. For the year ended December 31, 2019, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $3,800 because the value of Liggett’s market share exemption declined compared to the year ended December 31, 2018.

Tobacco gross profit was $343,710 for the year ended December 31, 2019 compared to $323,843 for the year ended December 31, 2018, an increase of $19,867 (6.1%). The increase in gross profit for the year ended December 31, 2019 was primarily attributable to increased pricing associated with the EAGLE 20’s brand and was offset by the absence of a $6,298 reduction in cost of sales from a settlement of a long-standing dispute related to the MSA for the year ended December 31, 2018. Related to the increased pricing of EAGLE 20’s brand, after careful market analysis and based on our long-term strategy, in September 2018, we began the process of gradually shifting focus from volume to income growth by increasing pricing on EAGLE 20’s in connection with industry-wide price increases. Despite recent pricing increases, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from 53.5% for the year ended December 31, 2018 to 59.9% for the year ended December 31, 2019. Pyramid, Liggett’s second largest brand, declined from 32.5% of total unit volume sales for the year ended December 31, 2018 to 26.5% for the year ended December 31, 2019. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 50.5% in the 2018 period to 51.8% in the 2019 period. The increase is the result of the increased EAGLE 20’s pricing discussed above and was offset by the absence of the favorable resolution of a long-standing dispute related to the MSA.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $81,090 for the year ended December 31, 2019 compared to $76,631 for the year ended December 31, 2018. The $4,459 (5.8%) increase is primarily due to higher incentive compensation, sales and marketing expenses and increased professional fees. Tobacco product liability legal expenses, including settlements and judgments, were $7,363 and $7,144 for the years ended December 31, 2019 and 2018, respectively.
Tobacco operating income. Tobacco operating income was $261,630 for the year ended December 31, 2019 compared to $246,527 for the year ended December 31, 2018. The increase of $15,103 (6.1%) was primarily attributable to higher gross profit margins, as discussed above, and was partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $788,871 and $759,168 for the years ended December 31, 2019 and 2018, respectively. Real Estate revenues increased by $29,703 (3.9%), which was primarily related to an increase of $26,956 in Douglas Elliman’s commission and other brokerage income. This increase in commission and other brokerage income was primarily related to increased existing-home sales in the New York City of $7,684, the Southeast market of $6,867 and the West market of $5,143, as well as increased revenues from development marketing of $8,638. This was offset by declines in the Northeast market of $1,376. Effective July 1, 2019, New York State increased its transfer tax and “mansion” tax associated with resales of homes of more than $1,000.  We believe that the July 1, 2019 tax increase resulted in an acceleration of home sales and, therefore, commission and other brokerage income at Douglas Elliman, in New York City, before June 30, 2019 and, consequently, may have increased commission and other brokerage income for the year ended December 31, 2019.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2019	2018
Real Estate Revenues:
Commission and other brokerage income	$742,414	$715,458
Property management income	35,461	33,350
Title fees	6,233	5,281
Sales on facilities primarily from Escena	4,763	5,079
Total real estate revenues	$788,871	$759,168

Real Estate Cost of Sales:
Real estate agent commissions	$525,233	$500,369
Cost of sales on facilities primarily from Escena	3,755	3,736
Title fees	1,461	1,128
Total real estate cost of sales	$530,449	$505,233
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $24,864 as a result of changes in sales mix between markets with varying agent commission percentages.
Douglas Elliman’s gross margin on real estate brokerage income declined from 30.1% for the year ended December 31, 2018 to 29.3% for the year ended December 31, 2019.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses were $261,352 and $252,969 for the years ended December 31, 2019 and 2018, respectively. The increased expenses were associated with increased expenses in Douglas Elliman’s brokerage administrative operations.

Real Estate operating (loss) income. The Real Estate segment had operating loss of $2,930 for the year ended December 31, 2019 compared to operating income of $3,435 for the year ended December 31, 2018. Real estate operating income for the year ended December 31, 2018 included $2,469 of litigation and settlement income. The remaining difference of $3,896 was the result of increased operating, selling, general and administrative expenses offset by the increase in Douglas Elliman’s gross profit.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $27,565 for the year ended December 31, 2019 compared to $25,913 for the same period in 2018. The increase of $1,652 was primarily due to increased professional fees, compensation and rent for the year ended December 31, 2019.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of December 31, 2019:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2019	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$18,345	$—	$18,345	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, restaurant and shop in Palm Springs, CA	March 2008	100%	2,317	7,655	$9,972	—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$20,662	$7,655	$28,317	$—

10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(5,355)	5,355	—	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	6,250	11,040	—	97,000	SF	—		27	R	May 2014	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	7,827	—	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	6,393	2,310	8,703	—	330,000	SF	1,700	SF	157	R	September 2014	Completed
160 Leroy Street (3)	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(626)	1,523	897	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(1,108)	1,385	277		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	18,352	3,218	21,570	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street (3)	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	1,787	2,987	4,774	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	December 2020
Monad Terrace	Miami Beach, FL	May 2015	18.0%	7,635	(5,089)	2,546	—	160,000	SF	—		59	R	May 2016	June 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(2,569)	3,575	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	68	470	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	19.8%	8,650	2,068	10,718	—	100,000	SF	150,000		177	R	May 2017	May 2020
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	500	40	540	—	5,200	SF	—	—	4	R	September 2019	September 2020
Meatpacking Plaza	Meatpacking District, NY	April 2019	16.9%	10,018	(494)	9,524	—	TBD	—	TBD	—	TBD	—	TBD	TBD
The Park on Fifth	Miami Beach, FL	September 2019	38.9%	14,132	298	14,430	—	434,000	SF	15,000	SF	302	R	April 2020	August 2022
9 DeKalb	Brooklyn, NY	April 2019	4.9%	5,000	334	5,334	—	450,000	SF	120,000	SF	540	R	March 2019	March 2022
West Hialeah	Miami, FL	December 2019	77.8%	12,522	—	12,522	—	1,400,000	SF	—		1,369	R	December 2019	September 2023
Condominium and Mixed Use Development				$62,730	$44,190	$106,920	$—

ST Portfolio		November 2013	16.3%	$(1,673)	$1,673	$—	$—	N/A		N/A		N/A		N/A	N/A
Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	698	(698)	—	—	N/A		N/A		5,517	R	N/A	N/A
Apartment Buildings				$(975)	$975	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(6,220)	$2,462	—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(3,887)	2,161	—	52	Acres	—		101	H	N/A	N/A
Hotels				$10,179	$(5,556)	$4,623	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,801	$(2,949)	$1,852	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,850	2,784	7,634	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,651	$(165)	$9,486	$—

Witkoff GP Partners (4)	Multiple	March 2017	15.0%	$10,630	$(1,020)	$9,610	$5,364	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	401	917	8,735	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(3,260)	$13,787	$10,527	$14,099

Investment in real estate ventures				$78,325	$53,231	$131,556	$14,099

Total Carrying Value				$98,987	$60,886	$159,873	$14,099
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

(3) Carrying value as of December 31, 2019, includes non-controlling interest of $448 and $0 respectively.
(4) The Witkoff GP Partners venture includes a $2,019 investment in 500 Broadway and a $7,591 investment in Fontainebleau Las Vegas.
N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of December 31, 2019 were $10,597. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the year ended December 31, 2019, New Valley capitalized $5,480 of interest costs and utilized (reversed) $18,669 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources
Cash and cash equivalents declined by $212,253 in 2019 and increased by $280,792 in 2018.
Cash provided from operations was $124,071 and $181,834 in 2019 and 2018, respectively. The decline primarily related to lower distributions from real estate ventures in the 2019 period, increased purchases of inventory in the tobacco segment, increased payments of accounts payable in the 2019 period and a higher percentage of payments associated with the MSA liability balances in the tobacco segment being made in the 2019 period compared to the 2018 period (which was due to income tax planning strategies in December 2017, which increased payments of the MSA liability in December 2017 that lowered payments in April 2018). This was offset by increases in operating income in the 2019 period and increased distributions from long-term investments in the 2019 period.
Cash used in investing activities was $23,099 in 2019 and cash provided by investing activities was $43,463 in 2018. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and more than our weighted-average cost of capital when investing in non-consolidated real estate businesses and capital expenditures. In 2019, cash used in investing activities was for the purchase of investment securities of $87,766, investments in real estate ventures of $52,529, capital expenditures of $12,575, purchase of long-term investments of $9,223, purchase of subsidiaries of $380, investments in real estate, net of $2,295, and an increase in cash surrender value of corporate-owned life insurance policies of $719. This was offset by the sale of investment securities of $21,879, distributions from investments in real estate ventures of $41,300, proceeds from sale or liquidation of long-term investments of $8,256, pay downs of investment securities of $1,083, maturities of investment securities of $68,859, the proceeds from the sale of fixed assets of $17, and a decrease in restricted assets of $994. In 2018, cash provided by investing activities was from the sale of investment securities of $18,628, distributions from investments in real estate ventures of $54,233, proceeds from the sale or liquidation of long-term investments of $19,487, pay downs of investment securities of $1,611, maturities of investment securities of $24,719, the proceeds from the sale of fixed assets of $9, repayment of notes receivable of $67, cash acquired in purchase of subsidiaries of $654, and a decrease in restricted assets of $526. This was offset by the purchase of investment securities of $34,445, investments in real estate ventures of $9,728, capital expenditures of $17,682, purchase of long-term investments of $415, purchase of subsidiaries of $10,404, investments in real estate, net of $2,583, an increase in cash surrender value of corporate-owned life insurance policies of $764, issuance of notes receivable of $450.
Cash used in financing activities was $313,225 in 2019 and cash provided by financing activities was $55,495 in 2018. In 2019, cash used for financing activities was for dividends and distributions on common stock of $238,249, repayments of debt of $293,419, payment of deferred financing costs of $9,802, tax withholdings related to net share settlements of stock option exercise of $5,415, distributions to non-controlling interest of $286 and other of $216. This was offset by proceeds of debt issuance of $230,000 associated with the issuance of an additional amount of our 10.5% Senior Notes due 2026 in November 2019, and net borrowings of debt under the revolver of $4,162. In 2018, cash provided by financing activities was from proceeds of debt issuance of $325,000. This was offset by cash used for dividends and distributions on common stock of $225,367, repayments of debt of $28,689, net repayments of debt under the revolver of $3,528, payment of deferred financing costs of $9,400 and distributions to non-controlling interest of $2,521.
For the years ended December 31, 2019 and 2018, cash payments of dividends and distributions on common stock exceeded cash from operations by $114,178 and $43,533, respectively. The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning January 1, 2020, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include the repayment of $169,610 of convertible notes due April 2020, for which we will use the cash proceeds of the November 2019 issuance of additional 10.5% Senior Notes due 2026, cash interest expense of approximately $116,800, dividends on our outstanding common shares of approximately $124,900, which is based on an anticipated quarterly cash dividend of $0.20 per share, and other corporate expenses and taxes.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of December 31, 2019, we had cash and cash equivalents of $371,341 (including $71,485 of cash at Douglas Elliman and $27,017 of cash at Liggett), investment securities, which were carried at $129,641 (see Note 5 to our consolidated financial statements), and long-term investments, which were carried at $61,723 (and, based on market prices as of December 31, 2019, had a fair value of $122,657, including in-transit redemptions (see Note 8 to our consolidated financial statements)). As of December 31, 2019, our investments in real estate ventures were carried at $131,556 and our investments in real estate, net were carried at $28,317.

Corporate Impact of the Tax Act. The Tax Act limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization from 2018 to 2021 and then taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, which portions of our real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which would increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We expect a portion of our interest expense in 2018 and future years to be disallowed as a tax deduction and, based on current projections, we do not expect any of this disallowed interest expense to be tax deductible in the future. Consequently, as part of our annual effective tax rate, we have established an interest expense carryforward deferred tax asset and corresponding valuation allowance for any disallowed interest expense in 2019 and 2018. We continue to analyze the impact of the nondeductible interest on our operations and capital structure.
Tobacco Litigation. As of December 31, 2019, 16 verdicts have been entered in Engle progeny cases against Liggett. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the judgments entered against it. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, approximately 47 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
Vector.
6.125% Senior Secured Notes. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933 (the “Securities Act”).
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
The “2025 Indenture” contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2025 Indenture, for the most recently ended four full quarters is less than $75,000. The 2025 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the 2025 Indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the 2025 Indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2025 Indenture. Our Secured Leverage Ratio is defined in the 2025 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined in the 2025 Indenture on an actual basis as of December 31, 2019.

Covenant	Indenture Requirement	December 31, 2019
Consolidated EBITDA, as defined	$75,000	$338,697
Leverage ratio, as defined	<3.0 to 1	3.03 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.96 to 1
As of December 31, 2019 and 2018, we were in compliance with all debt covenants related to the 2025 Indenture. Nonetheless, as of December 31, 2019, our Leverage Ratio exceeded 3.0 to 1, and, consequentially, we are not permitted to incur additional indebtedness (with the exception of certain categories of “Permitted Indebtedness”, which include draws under the Liggett Credit Facility, equipment financings by Liggett and borrowings by non-guarantors of the 6.125% Senior Secured Notes, such as New Valley, DER Holdings or Douglas Elliman) until such ratio declines below 3.0 to 1.0.

10.5% Senior Notes. On November 2, 2018 and November 18, 2019, respectively, we sold $325,000 and $230,000 of our 10.5% Senior Notes in a private offerings exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A of the Securities Act. There are no registration rights associated with the notes, and the Company does not intend to offer notes registered under the Securities Act in exchange for the 10.5% Senior Notes or file a registration statement with respect to the 10.5% Senior Notes. The aggregate net proceeds from the 2018 sale of the 10.5% Senior Notes and the 2019 sale of the 10.5% Senior Notes were approximately $315,000 and $220,400, respectively, after deducting underwriting discounts, commissions, fees and offering expenses. We used the net cash proceeds from the 2018 issuance of our 10.5% Senior Notes to retire the principal amount, plus accrued and unpaid interest on our outstanding 7.5% Variable Interest Senior Convertible Notes due 2019, and for general corporate purposes. We intend to use the net cash proceeds from the 2019 issuance of our 10.5% Senior Notes to redeem, repurchase, repay or otherwise retire the principal amount, plus accrued and unpaid interest on our outstanding 5.5% Variable Interest Senior Convertible Notes due 2020.
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
The “2026 Indenture” restricts our ability to pay dividends and make certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of the Company’s consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and the Company is in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0x, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and the Company is in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0x. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0x, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0x, and restricts our ability to secure debt other than secured debt incurred pursuant to a Secured Leverage Ratio no greater than 3.75x, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0x. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined in the 2026 Indenture on an actual basis as of December 31, 2019.

Covenant	Indenture Requirement	December 31, 2019
Fixed charge coverage ratio, as defined	>2.0 to 1	2.63 to 1
Net leverage ratio, as defined	<4.0 to 1	3.08 to 1
Secured leverage ratio, as defined	<3.75 to 1	0.46 to 1
As of December 31, 2019, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Liggett Financing.  Liggett did not enter into any equipment financing arrangements in 2019, 2018 and 2017.

Liggett Credit Facility. As of December 31, 2019, $34,952 was outstanding under the Credit Agreement, all of which was classified as current liabilities. Availability as determined under the Credit Agreement was $25,048 based on eligible collateral at December 31, 2019. At December 31, 2019, management believed that Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $238,295 for the last twelve months ended December 31, 2019.
In January, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governed a $60,000 credit facility (the “Credit Facility”) that consisted of a revolving credit facility (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that was within the $60,000 commitment under the Credit Facility and reduced the amount available under the Revolver.
In connection with the issuances of our 6.125% Senior Secured Notes, in January 2017, and our 10.5% Senior Notes in November 2018, Liggett and Maple entered into amendments to the Credit Agreement to update certain defined terms of the Credit Agreement relating to issuances of new notes.
On October 31, 2019, Liggett and Maple amended the Credit Agreement to, among other things, (i) extend its maturity to January 31, 2025, (ii) update the borrowing base, to adjust the advance rates in respect of eligible inventory and add certain eligible real property and (iii) reflect the repayment in full of the term loan facility. Accordingly, the term loan portion of the Credit Agreement no longer exists.
As of October 31, 2019, all borrowings under the Credit Agreement are limited to a borrowing base equal to the sum of (I) the lesser of 85% of eligible trade receivables less certain reserves and $10,000; plus (II) 80% of the value of eligible inventory consisting of packaged cigarettes plus (III) the lesser of 65% multiplied by Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves against inventory, bank products or other items which Wells Fargo may establish from time to time in its permitted discretion or 85% of the appraised liquidation value of eligible inventory plus (IV) 60% of the fair market value of eligible real property. The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.
The term loan under the Credit Facility was retired during the fourth quarter of 2019 and had a $0 outstanding balance as of December 31, 2019.
The term of the Credit Agreement now expires on January 31, 2025. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2019 was 4.01%.
The Credit Agreement, as amended, permits the guaranty of the 6.125% Senior Secured Notes and the 10.5% Senior Notes by each of Liggett and Maple. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 6.125% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales, including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s average borrowing availability, as defined under the Credit Agreement, for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the Credit Agreement, including Liggett’s compliance with the covenants in the Credit Agreement. The Credit Agreement also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Agreement, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. Liggett was in compliance with all of these covenants as of December 31, 2019.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2019, we and our subsidiaries had total outstanding indebtedness of $1,640,055, of which $169,610 of our 5.5% variable interest senior convertible notes mature in 2020, $850,000 of our 6.125% Senior Secured Notes mature in 2025, and $555,000 of our 10.5% Senior Notes mature in 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it could have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $371,300, investment securities at fair value of approximately $129,600, long-term investments with an estimated value of approximately $61,723 (and, based on market prices as of December 31, 2019, had a fair value of $122,657, including in-transit redemptions (see Note 8 to our consolidated financial statements)) and availability under Liggett’s credit facility of approximately $25,000 as of December 31, 2019. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
The total amount of unrecognized tax benefits was $391 as of January 1, 2019 and increased $1,256 during the year ended December 31, 2019, primarily due to accruals for state tax audits offset by the expiration of various state statutes of limitations. The total amount of unrecognized tax benefits was $628 as of January 1, 2018 and decreased $237 during the year ended December 31, 2018, primarily from the expiration of various state statutes of limitations and the reversal of a LIFO inventory difference.

Contractual Obligations
Our significant contractual obligations as of December 31, 2019 were as follows:

Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Notes payable, long-term debt and other obligations (1)	$214,947	$10,026	$10,045	$29	$8	$1,405,000	$1,640,055
Operating leases (2)	36,611	35,453	32,943	30,866	25,415	117,040	278,328
Inventory purchase commitments (3)	20,693	—	—	—	—	—	20,693
Capital expenditure purchase commitments (4)	276	—	—	—	—	—	276
Interest payments (5)	118,313	110,839	110,532	110,340	110,338	142,581	702,943
Engle progeny settlements	3,426	3,426	3,426	3,426	3,426	13,704	30,834
Total (6)	$394,266	$159,744	$156,946	$144,661	$139,187	$1,678,325	$2,673,129
_____________________________

(1)
Notes payable, long-term debt and other obligations are shown before discount. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 11 to our consolidated financial statements.

(2)	Operating lease obligations represent estimated lease payments for facilities and equipment. See Note 4 to our consolidated financial statements.

(3)	Inventory purchase commitments represent primarily purchase commitments under our leaf inventory management program. See Note 6 to our consolidated financial statements.

(4)	Capital expenditure purchase commitments represent purchase commitments for machinery and equipment at Liggett. See Note 7 to our consolidated financial statements.

(5)
Interest payments are based on current interest rates at December 31, 2019 and our current policy of a cash dividend of $0.20 per quarter, as the interest payable on the convertible notes due 2020 is calculated based on the dividends we pay on our common stock. For more information concerning our long-term debt, see “Liquidity and Capital Resources” above and Note 11 to our consolidated financial statements. Interest payments also include payments for interest related to finance leases.

(6)	Because their future cash outflows are uncertain, the above table excludes our pension and post benefit plans unfunded obligations of $68,618 at December 31, 2019.
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

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2019, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.

As of December 31, 2019, we had outstanding approximately $7,174 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2019, Liggett had tobacco purchase commitments of approximately $20,693. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2022.
Future machinery and equipment purchase commitments at Liggett were $276 at December 31, 2019.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2019, approximately $35,000 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2019, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $350.
In addition, as of December 31, 2019, $164,334 ($169,610 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. The difference between the stated value of the debt and carrying value is due principally to certain embedded derivatives, which were separately valued and recorded upon issuance, and debt issuance costs. Changes to the estimated fair value of these embedded derivatives are reflected within our statements of operations as “Change in fair value of derivatives embedded within convertible debt.”
The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt and changes in the closing stock price at the end of each quarterly period. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual “Change in fair value of derivatives embedded within convertible debt” could increase or decrease by approximately $6 resulting from the embedded derivative associated with our 5.5% variable interest senior convertible debentures due 2020. An increase in our quarterly dividend rate by $0.10 per share would increase interest expense by approximately $840 per year.
We have estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our 5.5% variable interest senior convertible debentures when removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. The range of estimated fair market values of our embedded derivatives was between $5,005 and $4,993. We recorded the fair market value of our embedded derivatives at the approximate midpoint of the range at $4,999 as of December 31, 2019. The estimated fair market value of our embedded derivatives could change significantly based on future market conditions.
We held investment securities at fair value totaling $129,641 as of December 31, 2019. See Note 5 to our consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
We also held long-term investments in various investment partnerships. These investments are illiquid, and their ultimate realization is subject to the performance of the underlying entities. See Note 8 to our consolidated financial statements.

Equity Security Price Risk

As of December 31, 2019, we held various investments in equity securities with a fair value of $91,977. The impact to our consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
Upon our adoption of ASU 2016-01 on January 1, 2018, we record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of December 31, 2019, under this standard, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $9,198.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:

•	economic outlook,

•	capital expenditures,

•	cost reduction,

•	competition,

•	legislation and regulations,

•	cash flows,

•	operating performance,

•	litigation, and

•	related industry developments (including trends affecting our business, financial condition and results of operations).
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

•
adverse changes in global, national, regional and local economic and market conditions, including those relating to pandemics and health crises, such as the recent outbreak of novel coronavirus (COVID-19),

•	the impact of the Tax Act, including the deductibility of interest expense and the impact on the markets of our Real Estate segment,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of legislation on our results of operations and product costs, e.g. the impact of federal legislation providing for regulation of tobacco products by FDA,

•	impact of substantial increases in federal, state and local excise taxes,

•
uncertainty related to product liability and other tobacco-related litigations including the Engle progeny cases pending in Florida and other individual and class action cases where certain plaintiffs have alleged compensatory and punitive damage amounts ranging into the hundreds of million and even billions of dollars; and,

•	potential additional payment obligations for us under the MSA and other settlement agreements with the states that did not join the MSA.
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
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 2, 2020, are set forth beginning on page F-1 of this report.

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

In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2019, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2019 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on the financial statements and included explanatory paragraphs regarding the Company’s adoption of new accounting standards.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.	EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2020 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2020 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2019 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2019, dated March 2, 2020 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-89

(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

* 4.2
Second Supplemental Indenture, dated as of March 24, 2014, to the Base Indenture, by and between Vector Group Ltd. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

* 4.3	Form of Global Note, relating to the 5.5% Variable Interest Senior Convertible Notes due 2020 (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated March 24, 2014).

* 4.4
Indenture, dated as of January 27, 2017, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated January 27, 2017).

* 4.5
Pledge Agreement, dated as of January 27, 2017, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated January 27, 2017).

EXHIBIT NO.	DESCRIPTION
* 4.6
Security Agreement, dated as of January 27, 2017, by and between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated January 27, 2017).

* 4.7
Security Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated January 27, 2017).

* 4.8
Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 27, 2017, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated January 27, 2017).

* 4.9
Indenture, dated as of November 2, 2018, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vector’s Form 8-K dated November 2, 2018).

* 4.11
First Supplemental Indenture, dated as of November 18, 2019, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 18, 2019).

4.12	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

* 10.17
Letter Agreement, dated as of February 18, 2020, by and among Ronald J. Bernstein, Liggett Vector Brands LLC, Vector Group Ltd. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-k dated February 18, 2020).

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

* 10.20	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix B in Vector’s Proxy Statement dated April 21, 2004).

* 10.21	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

* 10.22	Form of 1999 Amended and Restated Incentive Plan Option Agreement to Named Executive Officers (incorporated by reference to Exhibit 10.21 of Vector’s Form 10-K dated December 31, 2017).

EXHIBIT NO.	DESCRIPTION

* 10.23	Form of 2014 Management Incentive Plan Option Award to Named Executive Officers (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K dated December 31, 2017).

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

* 10.32	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC.

* 10.33	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

* 10.34	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

* 10.35	Vector Group Ltd. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

EXHIBIT NO.	DESCRIPTION
* 10.36
Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, and Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 5, 2019).

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
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit numbers 10.10 through 10.25.

ITEM 16.	FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 2, 2020

POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2020.

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
Barry Watkins

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 2 to the financial statements, effective January 1, 2018, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach.
As discussed in Note 4 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Investments in Real Estate Ventures-Impairment-Refer to Note 9 to the financial statements
Critical Audit Matter Description
On a quarterly basis, the Company evaluates its investments in real estate ventures to determine whether impairment indicators exist and whether an impairment has occurred. If so, the Company also makes a determination of whether such impairment is considered temporary or other-than-temporary. The Company believes that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. Total investments in real estate ventures as of December 31, 2019, were $131.6 million, net of impairment losses recorded in 2019 of $39.8 million.

Given the Company’s evaluation of possible indications of impairment of real estate ventures requires management to make significant judgements, performing audit procedures to evaluate whether management appropriately identified circumstances indicating that the carrying amounts of real estate ventures may not be recoverable required a high degree of auditor judgment and an increased extent of effort, including the need to involve our real estate specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate ventures for possible indicators of impairment included the following, among others:

•
We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate ventures may not be recoverable and controls over management’s evaluation of whether indicators of impairment existed used to determine fair value, including controls over management’s review of the real estate venture financial information and real estate market information for the real estate venture’s real estate holdings.

•
We evaluated the Company’s determination and recording of other-than-temporary impairments for real estate ventures by performing detailed procedures on selected real estate investments. These procedures included:

–	Evaluating whether indicators of impairment existed related to the Company’s real estate ventures in certain key markets.

–
Obtaining financial information of the real estate venture such as audited financial statements, if available, as well as obtaining real estate market information for the real estate ventures real estate holdings from our fair value specialists, as needed.

–	Performing site visits and inquiries of real estate venture managers, real estate venture accounting firms, and other valuation procedures.

Contingencies: Tobacco Product Liability-Refer to Note 15 to the financial statements
Critical Audit Matter Description
The Company’s wholly owned subsidiary Liggett Group LLC (“Liggett”) is subject to litigation related to tobacco product liability. Legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and the Company. The Company records provisions for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except for certain cases where an adverse verdict was entered against Liggett: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases; and therefore, management has not provided any amounts in the financial statements for unfavorable outcomes, if any. Total tobacco product liabilities as of December 31, 2019, were $24.8 million.
Given the subjectivity of estimating the projected liability of reported and unreported claims and assessing the probability of the outcome, performing audit procedures to evaluate whether tobacco product liabilities were appropriately recorded as of December 31, 2019 required a high level of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of whether tobacco product liabilities were appropriately recorded included the following, among others:

•	We tested the effectiveness of controls relating to the determination of tobacco product liability contingencies.

•	We evaluated the provisions for tobacco litigation by:

–	Obtaining letters from the Company’s internal and external counsel which include schedules and analysis of all pending tobacco cases.

–	Meeting quarterly with the Company’s general counsel and obtaining updates on tobacco litigation activity.

–	Reviewing tobacco product liability activity of other public tobacco companies for which Liggett is often a codefendant.

–	Evaluating recorded provisions and disclosures based on the information obtained.

–
Utilizing the information obtained from the letters from the Company’s internal and external counsel, quarterly meetings with the Company’s general counsel, and tobacco product liability activity of other tobacco companies to assess management’s conclusion of the probability of the outcome for pending litigation.

/s/ Deloitte & Touche LLP
Miami, Florida
March 2, 2020
We have served as the Company’s auditor since 2015.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$371,341	$584,581
Investment securities at fair value	129,641	131,569
Accounts receivable - trade, net	36,959	34,246
Inventories	98,762	90,997
Other current assets	44,911	30,828
Total current assets	681,614	872,221
Property, plant and equipment, net	82,160	86,736
Investments in real estate, net	28,317	26,220
Long-term investments (of which $45,781 and $54,628 were carried at fair value)	61,723	66,259
Investments in real estate ventures	131,556	141,105
Operating lease right of use assets	149,578	—
Goodwill and other intangible assets, net	265,993	266,611
Other assets	104,148	90,352
Total assets	$1,505,089	$1,549,504
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$209,269	$256,134
Current portion of fair value of derivatives embedded within convertible debt	4,999	6,635
Current payments due under the Master Settlement Agreement	34,116	36,561
Current operating lease liability	18,294	—
Income taxes payable, net	5,138	5,252
Other current liabilities	189,317	180,338
Total current liabilities	461,133	484,920
Notes payable, long-term debt and other obligations, less current portion	1,397,216	1,386,697
Fair value of derivatives embedded within convertible debt	—	24,789
Non-current employee benefits	67,853	61,288
Deferred income taxes, net	33,695	37,411
Non-current operating lease liability	156,963	—
Payments due under the Master Settlement Agreement	17,275	16,383
Other liabilities	55,970	85,382
Total liabilities	2,190,105	2,096,870
Commitments and contingencies (Notes 4 and 15)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 148,084,900 and 140,914,642 shares issued and outstanding	14,808	14,092
Accumulated deficit	(678,464)	(542,169)
Accumulated other comprehensive loss	(21,808)	(19,982)
Total Vector Group Ltd. stockholders' deficiency	(685,464)	(548,059)
Non-controlling interest	448	693
Total stockholders' deficiency	(685,016)	(547,366)
Total liabilities and stockholders' deficiency	$1,505,089	$1,549,504

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,114,840	$1,111,094	$1,080,950
Real estate	788,871	759,168	727,364
Corporate and other	—	—	(838)
Total revenues	1,903,711	1,870,262	1,807,476

Expenses:
Cost of sales:
Tobacco*	771,130	787,251	750,768
Real estate	530,449	505,233	477,278
Total cost of sales	1,301,579	1,292,484	1,228,046

Operating, selling, administrative and general expenses	370,007	355,513	337,191
Litigation settlement and judgment expense (income)	990	(1,784)	6,591
Operating income	231,135	224,049	235,648

Other income (expenses):
Interest expense	(138,448)	(203,780)	(173,685)
Loss on extinguishment of debt	(4,301)	(4,066)	(34,110)
Change in fair value of derivatives embedded within convertible debt	26,425	44,989	35,919
Equity in (losses) earnings from real estate ventures	(19,288)	14,446	21,395
Other, net	38,305	3,921	4,001
Income before provision for income taxes	133,828	79,559	89,168
Income tax expense (benefit)	32,813	21,552	(1,582)

Net income	101,015	58,007	90,750

Net (income) loss attributed to non-controlling interest	(41)	98	(6,178)

Net income attributed to Vector Group Ltd.	$100,974	$58,105	$84,572

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.64	$0.35	$0.54

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.63	$0.35	$0.54
_____________________________

*	Revenues and cost of sales include federal excise taxes of $451,256, $469,836 and $460,561 for the years ended December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Net income	$101,015	$58,007	$90,750

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized gains (losses)	681	(1,056)	(6,655)
Net unrealized (gains) losses reclassified into net income	(118)	1,121	296
Net unrealized gains (losses) on investment securities available for sale	563	65	(6,359)

Net change in forward contracts	—	—	2

Net change in pension-related amounts
Amortization of prior service costs	(33)	—	—
Net gain (loss) arising during the year	1,454	(3,723)	1,768
Amortization of loss	1,961	1,763	1,955
Net change in pension-related amounts	3,382	(1,960)	3,723

Other comprehensive income (loss)	3,945	(1,895)	(2,634)

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(187)	290	2,707
Net unrealized (gains) losses reclassified into net income on investment securities	32	(308)	(120)
Pension-related amounts	(919)	538	(1,279)
Income tax (provision) benefit on other comprehensive income (loss)	(1,074)	520	1,308

Other comprehensive income (loss), net of tax	2,871	(1,375)	(1,326)

Comprehensive income	103,886	56,632	89,424

Comprehensive (income) loss attributed to non-controlling interest	(41)	98	(6,178)
Comprehensive income attributed to Vector Group Ltd.	$103,845	$56,730	$83,246

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2017	127,739,481	$12,774	$—	$(333,529)	$(11,245)	$78,728	$(253,272)
Net income	—	—	—	84,572	—	6,178	90,750
Total other comprehensive loss	—	—	—	—	(1,326)	—	(1,326)
Distributions and dividends on common stock ($1.40 per share)	—	—	(49,998)	(165,184)	—	—	(215,182)
Surrender of shares in connection with restricted stock vesting	(191,967)	(19)	(4,081)	—	—	—	(4,100)
Effect of stock dividend	6,436,512	644	—	(644)	—	—	—
Issuance of common stock	2,000,000	200	43,030	—	—	—	43,230
Cancellation of shares under share lending agreement	(1,618,602)	(162)	162	—	—	—	—
Stock-based compensation	—	—	10,887	—	—	—	10,887
Distributions to non-controlling interest	—	—	—	—	—	(2,747)	(2,747)
Balance, December 31, 2017	134,365,424	13,437	—	(414,785)	(12,571)	82,159	(331,760)
Impact of adoption of new accounting standards	—	—	—	6,354	(6,036)	(4,894)	(4,576)
Net income	—	—	—	58,105	—	(98)	58,007
Total other comprehensive loss	—	—	—	—	(1,375)	—	(1,375)
Distributions and dividends on common stock ($1.47 per share)	—	—	(6,311)	(219,972)	—	—	(226,283)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(192,119)	(19)	(3,637)	—	—	—	(3,656)
Effect of stock dividend	6,709,671	671	—	(671)	—	—	—
Stock-based compensation	—	—	9,951	—	—	—	9,951
Acquisition of Douglas Elliman Realty, LLC	—	—	—	28,800	—	(73,953)	(45,153)
Distributions to non-controlling interest	—	—	—	—	—	(2,521)	(2,521)
Balance, December 31, 2018	140,914,642	14,092	—	(542,169)	(19,982)	693	(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	100,974	—	41	101,015
Total other comprehensive loss	—	—	—	—	2,871	—	2,871
Distributions and dividends on common stock ($1.54 per share)	—	—	(4,041)	(233,298)	—	—	(237,339)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(221,668)	(22)	(2,152)	—	—	—	(2,174)
Surrender of shares in connection with stock option exercise	(1,529,512)	(153)	(18,905)	—	—	—	(19,058)
Effect of stock dividend	7,037,087	703	—	(703)	—	—	—
Exercise of stock options	1,824,351	182	15,635	—	—	—	15,817
Stock-based compensation	—	—	9,469	—	—	—	9,469
Basis adjustment on non-controlling interest	—	—	—	(6,415)	—	—	(6,415)
Distributions to non-controlling interest	—	—	—	—	—	(286)	(286)
Balance, December 31, 2019	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$101,015	$58,007	$90,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,851	18,807	18,614
Non-cash stock-based expense	9,469	9,951	10,887
Loss on extinguishment of debt	2,944	3,758	1,754
Loss (gain) on sale of assets	(42)	10	(40)
Deferred income taxes	(11,198)	(17,635)	(33,311)
Distributions from long-term investments	17,940	1,472	1,436
Equity in (earnings) losses from long-term investments	(17,000)	(3,158)	765
Net (gains) losses on investment securities	(7,440)	9,570	660
Equity in losses (earnings) from real estate ventures	19,288	(14,446)	(21,395)
Distributions from real estate ventures	7,028	25,935	37,995
Non-cash interest expense	2,052	52,048	29,620
Non-cash lease expense	21,088	—	—
Excess tax benefit of stock compensation	1,488	18,412	1,143
Impairment of long-term investments	—	—	50
Changes in assets and liabilities:
Receivables	(7,950)	(13,372)	(17,492)
Inventories	(7,767)	(1,207)	43
Accounts payable and accrued liabilities	(3,983)	4,443	14,218
Payments due under the Master Settlement Agreement	(1,553)	19,081	(4,679)
Other assets and liabilities, net	(19,159)	10,158	568
Net cash provided by operating activities	124,071	181,834	131,586

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$21,879	$18,628	$28,761
Maturities of investment securities	68,859	24,719	101,097
Purchase of investment securities	(87,766)	(34,445)	(132,654)
Proceeds from sale or liquidation of long-term investments	8,256	19,487	966
Purchase of long-term investments	(9,223)	(415)	(32,510)
Decrease in restricted assets	994	526	2,250
Investments in real estate ventures	(52,529)	(9,728)	(38,807)
Distributions from investments in real estate ventures	41,300	54,233	61,718
Issuance of notes receivable	—	(450)	(1,633)
Cash acquired in purchase of subsidiaries	—	654	—
Proceeds from sale of fixed assets	17	9	76
Capital expenditures	(12,575)	(17,682)	(19,869)
Increase in cash surrender value of life insurance policies	(719)	(764)	(802)
Purchase of subsidiaries	(380)	(10,404)	(6,569)
Repayments of notes receivable	—	67	—
Pay downs of investment securities	1,083	1,611	2,633
Investments in real estate, net	(2,295)	(2,583)	(619)
Net cash (used in) provided by investing activities	(23,099)	43,463	(35,962)
Cash flows from financing activities:
Proceeds from issuance of debt	230,000	325,000	850,021
Repayments of debt	(293,419)	(28,689)	(837,205)
Deferred financing costs	(9,802)	(9,400)	(19,200)
Borrowings under revolver	243,688	307,023	157,630
Repayments on revolver	(239,526)	(310,551)	(163,474)
Dividends and distributions on common stock	(238,249)	(225,367)	(211,488)
Distributions to non-controlling interest	(286)	(2,521)	(2,779)
Proceeds from the issuance of Vector stock	—	—	43,230
Tax withholdings related to net share settlements of stock option exercise	(5,415)	—	—
Other	(216)	—	—
Net cash (used in) provided by financing activities	(313,225)	55,495	(183,265)
Net (decrease) increase in cash, cash equivalents and restricted cash	(212,253)	280,792	(87,641)
Cash, cash equivalents and restricted cash, beginning of year	591,729	310,937	398,578
Cash and cash equivalents and restricted cash, end of year	$379,476	$591,729	$310,937

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
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents is comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2019 are uninsured.
(d) Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Restricted cash amounts included in other current assets and other assets represent cash and cash equivalents required to be deposited into escrow for bonds required to appeal adverse product liability judgments, amounts required for letters of credit related to office leases, and certain deposit requirements for banking arrangements. The restrictions related to the appellate bonds will remain in place until the appeal process has been completed. The restrictions related to the letters of credit will remain in place for the duration of the respective lease. The restrictions related to the banking arrangements will remain in place for the duration of the arrangement.

The components of “Cash, cash equivalents and restricted cash” in the Consolidated Statement of Cash Flows were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Cash and cash equivalents	$371,341	$584,581	$301,353
Restricted cash and cash equivalents included in other current assets	4,423	2,697	9,081
Restricted cash and cash equivalents included in other assets	3,712	4,451	503
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$379,476	$591,729	$310,937

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
The Company classifies investments in marketable equity securities as equity securities at fair value. The Company’s marketable equity securities are measured at fair value with changes in fair value recognized in net income. Gains and losses are recognized when realized in the Company’s consolidated statements of operations. Investments in marketable equity securities represent less than a 20 percent interest in the investees and the Company does not exercise significant influence over such entities.
(f) Significant Concentrations of Credit Risk:
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Company places its temporary cash in money market securities (investment grade or better) with, what management believes, high credit quality financial institutions.
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 17% and 12% of Liggett’s revenues in 2019, 18% and 12% in 2018, and 18% and 13% in 2017. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 2% and 4%, respectively, of Liggett’s net accounts receivable at December 31, 2019, and 11% and 4%, respectively, at December 31, 2018. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable:
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts and cash discounts was $993 and $766 at December 31, 2019 and 2018, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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
On a quarterly basis, the Company evaluates its investments in real estate ventures to determine if there are indicators of impairment. If so, the Company further investigates to determine if an impairment has occurred and whether such impairment is considered temporary or other than temporary. The Company believes that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven.
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
Additionally, the Company performs impairment reviews on its long-term investments that are classified as equity securities without readily determinable fair values that do not qualify for the net asset value (“NAV”) practical expedient. On a quarterly basis, the Company evaluates the investments to determine if there are indicators of impairment. If so, a determination is made of whether there is an impairment and if it is considered temporary or other than temporary. The assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of the analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
(m) Leases:
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities on the Company’s 2019 balance sheet. Finance leases are included in investments in real estate, net, property, plant and equipment and current and long-term portions of notes payable and long-term debt on the Company’s balance sheets.
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
(n) Pension, Postretirement and Postemployment Benefits Plans:
The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company recognizes the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the balance sheet. (See Note 12).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(o) Stock Options and Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan and under the 1999 Plan provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company’s consolidated balance sheet as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($8,967, $8,696 and $7,655, net of income taxes, for the years ended December 31, 2019, 2018 and 2017, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
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
Tobacco Shipping and Handling Fees and Costs:  Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs were $5,802 in 2019, $5,658 in 2018 and $5,012 in 2017. Shipping and handling costs related to sales transactions were part of cost of sales in 2019 and 2018 after the adoption of Topic 606. The 2017 shipping and handling costs related to sales transactions were part of operating, selling, administrative and general expenses.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
(s) Advertising:
Tobacco advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $3,751, $3,672 and $3,712 for the years ended December 31, 2019, 2018 and 2017, respectively.
Real estate advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $22,917, $23,424 and $19,412 for the years ended December 31, 2019 and 2018 and 2017, respectively.
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
Net unrealized gains on investment securities available for sale, net of income taxes of $200, $60, and $3,687, respectively	$530	$108	$6,097
Pension-related amounts, net of income taxes of $8,120, $13,750, and $13,212, respectively	(22,338)	(20,090)	(18,668)
Accumulated other comprehensive loss	$(21,808)	$(19,982)	$(12,571)

(u) Fair Value of Derivatives Embedded within Convertible Debt:
The Company has estimated the fair market value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of the Company’s stock price. At December 31, 2019, the range of estimated fair market values of the Company’s embedded derivatives was between $4,993 and $5,005. The Company recorded the fair market value of its embedded derivatives at the approximate midpoint of the range at $4,999 as of December 31, 2019. At December 31, 2018, the range of estimated fair market values of the Company’s embedded derivatives was between $31,371 and $31,519. The Company recorded the fair market value of its embedded derivatives at the midpoint of the range at $31,424 as of December 31, 2018. The estimated fair market value of the Company’s embedded derivatives could change significantly based on future market conditions. (See Note 11).
(v) Contingencies:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company records Liggett’s product liability legal expenses as operating, selling, administrative and general expenses as those costs are incurred.
(w) Other, Net:
Other, net consisted of:

	Year Ended
	December 31,
	2019	2018	2017
Interest and dividend income	$12,590	$11,349	$7,391
Equity in earnings (losses) from investments	17,000	3,158	(765)
Net gains (losses) recognized on investment securities	7,440	(9,570)	(296)
Net periodic benefit cost other than the service costs	(2,298)	(1,020)	(1,960)
Other income (expense)	3,573	4	(369)
Other, net	$38,305	$3,921	$4,001

(x) Other Current Liabilities:
Other current liabilities consisted of:

	December 31, 2019	December 31, 2018
Accounts payable	$10,222	$13,144
Accrued promotional expenses	35,900	37,940
Accrued excise and payroll taxes payable, net	18,653	14,612
Accrued interest	35,756	38,673
Commissions payable	18,378	12,975
Accrued salaries and benefits	29,464	30,228
Allowance for sales returns	7,785	6,935
Other current liabilities	33,159	25,831
Total other current liabilities	$189,317	$180,338

(y) New Accounting Pronouncements:
Accounting Standards Updates (“ASU”) adopted in 2019:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
On January 1, 2019, the Company adopted ASU No. 2016-02- Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019 with a cumulative effect adjustment as of that date. See Note 4 - Leases, for additional accounting policy and transition disclosures.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which sets forth a current expected credit loss model that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. This guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

2.    REVENUE RECOGNITION

Revenue Recognition Policies
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
Tobacco sales:  Revenue from cigarette sales, which include federal excise taxes billed to customers, is recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records a liability for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the consolidated balance sheet. The liability for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on the Company’s consolidated balance sheet. The Company accounts for shipping and handling costs as fulfillment costs as part of cost of sales.
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
The Company’s Real Estate revenue contracts with customers do not have multiple material performance obligations to customers under Topic 606, except for contracts in the Company’s development marketing business. Contracts in the development marketing business provide the Company with the exclusive right to sell units in a subject property for a commission fee per unit sold calculated as a percentage of the sales price of each unit. Accordingly, a performance obligation exists for each unit in the development marketing property under contract, and a portion of the total contract transaction price is allocated to and recognized at the time each unit is sold. The Company applies the optional exemption in paragraph 606-10-50-14A of Topic 606, and does not disclose the amount of the transaction price allocated to the remaining performance obligations for the Real Estate development marketing business because the transaction prices in these contracts are comprised entirely of variable consideration based on the ultimate selling price of each unit in the subject property. The total contract transaction price is allocated to each unit in the subject property and recognized when the performance obligation, i.e. the sale of each unit, is satisfied. Accordingly, the transaction price allocated to the remaining performance obligations for the development marketing business represents variable consideration allocated entirely to wholly unsatisfied performance obligations.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commission revenue is recognized at the time the performance obligation is met for commercial leasing contracts, which is when the lease agreement is executed, as there are no further performance obligations, including any amounts of future payments under extended payment terms.
Property management revenue arrangements consist of providing operational and administrative services to manage a subject property. Fees for these services are typically billed and collected monthly. Property management service fees are recognized as revenue over time using the output method as the performance obligations under the customer arrangement are satisfied each month. The Company applies the optional exemption in paragraph 606-10-50-14 of Topic 606, and does not disclose the amount of the transaction price allocated to the remaining performance obligations for the Real Estate property management business because the contracts to provide property management services are typically annual contracts and provide cancellation rights to customers.
Title insurance commission fee revenue is earned when the sale of the title insurance policy is completed, which corresponds to the point in time when the underlying real estate sale is completed, which is when the performance obligation is satisfied.
Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Year Ended
	December 31,
	2019	2018	2017
Tobacco Segment Revenues:
Core Discount Brands - EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT and EVE	$1,008,050	$1,005,071	$969,796
Other Brands	106,790	106,023	111,154
Total tobacco revenues	$1,114,840	$1,111,094	$1,080,950

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Year Ended December 31, 2019
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission brokerage income	$669,489	$293,009	$164,724	$106,587	$105,169
Development marketing	72,925	48,850	—	19,594	4,481
Property management revenue	35,461	34,741	720	—	—
Title fees	6,233	—	6,233	—	—
Total Douglas Elliman revenue	784,108	376,600	171,677	126,181	109,650
Other real estate revenues	4,763	—	—	—	4,763
Total real estate revenues	$788,871	$376,600	$171,677	$126,181	$114,413

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission brokerage income	$651,171	$285,325	$166,100	$99,720	$100,026
Development marketing	64,287	48,072	252	15,068	895
Property management revenue	33,350	32,635	715	—	—
Title fees	5,281	—	5,281	—	—
Total Douglas Elliman revenue	754,089	366,032	172,348	114,788	100,921
Other real estate revenues	5,079	—	—	—	5,079
Total real estate revenues	$759,168	$366,032	$172,348	$114,788	$106,000

	Year Ended December 31, 2017
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission brokerage income	$633,093	$332,319	$168,834	$79,547	$52,393
Development marketing	52,061	37,761	402	11,211	2,687
Property management revenue	31,924	31,224	700	—	—
Title fees	5,265	—	5,265	—	—
Total Douglas Elliman revenue	722,343	401,304	175,201	90,758	55,080
Other real estate revenues	5,021	—	—	—	5,021
Total real estate revenues	$727,364	$401,304	$175,201	$90,758	$60,101

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	December 31, 2019	December 31, 2018

Receivables, which are included in accounts receivable - trade, net	$2,129	$2,050
Contract assets, net, which are included in other current assets	8,766	9,264
Payables, which are included in other current liabilities	1,663	1,082
Contract liabilities, which are included in other current liabilities	9,358	7,071
Contract assets, net, which are included in other assets	18,443	15,794
Contract liabilities, which are included in other liabilities	29,045	30,445

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables increased $79 for the twelve-month period ended December 31, 2019 primarily due to revenue accrued as performance obligations are satisfied of $3,522, offset by cash collections. Correspondingly, payables increased $581 primarily due to additional expense accruals as performance obligations are satisfied of $2,570, offset by cash payments.

Contract assets increased by $2,151 during the year ended December 31, 2019 due to $18,213 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span 4 to 6 years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2019, the Company estimates approximately $9,358 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $887 during the year ended December 31, 2019 due to $21,102 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the year. Revenue recognized during the current reporting period that was included in the contract liabilities balance at December 31, 2018 was $14,973.
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). For the year ended December 31, 2019, there was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods.

3.	EARNINGS PER SHARE
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividends distributed to Company stockholders on September 27, 2019, September 27, 2018 and September 28, 2017. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends. The dividends were recorded at par value of $703 in 2019, $671 in 2018 and $644 in 2017, since the Company did not have retained earnings in each

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly.
For purposes of calculating basic earnings per share (“EPS”), net income available to common stockholders attributed to Vector Group Ltd. for the period is reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2019, 2018 and 2017 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($8,967, net of income taxes of $0, $8,696, net of income taxes of $0, and $7,655, net of income taxes of $0, for the years ended December 31, 2019, 2018 and 2017, respectively) on these options as reductions in additional paid-in-capital on the Company’s consolidated balance sheet. For the years ended December 31, 2019 and 2018, the Company included the income tax benefit associated with the dividend equivalent rights as a component of income tax expense due to the adoption of ASU 2016-09. As a result, in its calculation of basic EPS for the years ended December 31, 2019, 2018 and 2017, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	For the year ended December 31,
	2019	2018	2017
Net income attributed to Vector Group Ltd.	$100,974	$58,105	$84,572
Income attributable to participating securities	(7,464)	(7,016)	(6,071)
Net income available to common stockholders attributed to Vector Group Ltd.	$93,510	$51,089	$78,501

Basic EPS is computed by dividing net income available to common stockholders attributed to Vector Group Ltd. by the weighted-average number of shares outstanding, which includes vested restricted stock.

Net income for purposes of determining diluted EPS was as follows:

	For the year ended December 31,
	2019	2018	2017
Net income attributed to Vector Group Ltd.	$100,974	$58,105	$84,572
Income attributable to 7.5% Variable Interest Senior Convertible Notes	(1,255)	—	—
Income attributable to participating securities	(7,464)	(7,016)	(6,071)
Net income available to common stockholders attributed to Vector Group Ltd.	$92,255	$51,089	$78,501

Basic and diluted EPS were calculated using the following common shares for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
	2019	2018	2017
Weighted-average shares for basic EPS	146,633,036	146,362,270	145,987,002
Plus incremental shares related to convertible debt	718,918	—	—
Plus incremental shares related to stock options and non-vested restricted stock	16,509	122,542	284,817
Weighted-average shares for diluted EPS	147,368,463	146,484,812	146,271,819

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2019, 2018 and 2017, but were not included in the computation of diluted EPS because the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2019	2018	2017
Weighted-average shares of non-vested restricted stock	1,207,366	—	—
Weighted-average expense per share	$17.97	$—	$—
Weighted-average number of shares issuable upon conversion of debt	11,118,139	30,212,414	30,260,607
Weighted-average conversion price	$20.27	$16.14	$16.15

4.	LEASES

Leasing Accounting Pronouncement Adoption

On January 1, 2019, the Company adopted ASU No. 2016-02 - Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019 with a cumulative effect adjustment as of that date. All comparative periods prior to January 1, 2019 retain the financial reporting and disclosure requirements of ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The package of three expedients includes: 1) the ability to carry forward the historical lease classification, 2) the elimination of the requirement to reassess whether existing or expired agreements contain leases, and 3) the elimination of the requirement to reassess initial direct costs. The Company also elected the practical expedient related to short-term leases without purchase options reasonably certain to exercise, allowing it to exclude leases with terms of less than twelve (12) months from capitalization for all asset classes. The Company did not elect the hindsight practical expedient when determining the lease terms. The adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $128,890 and $153,676, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities reflects the reclassification of historical deferred rent balances of approximately $22,881, and tenant improvement receivable of $355 as adjustments to the ROU asset balances, and an adjustment that increased accumulated deficit by $1,550 to recognize the impairment in ROU assets for asset groups previously identified as being impaired. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The new standard had no material impact on liquidity and had no impact on the Company’s debt-covenant compliance under its current debt agreements.
Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The leases have remaining lease terms of one year to 14 years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of lease expense were as follows:

Year Ended
December 31,
2019
Operating lease cost	$37,817
Short-term lease cost	1,379
Variable lease cost	3,149

Finance lease cost:
Amortization	224
Interest on lease liabilities	15
Total lease cost	$42,584

Supplemental cash flow information related to leases was as follows:

Year Ended
December 31,
2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$37,684
Operating cash flows from finance leases	15
Financing cash flows from finance leases	217

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	41,776
Finance leases	159

Rent expense for the year ended December 31, 2019 consisted of $21,088 of amortization and impairment of ROU assets and $17,489 of lease expense for interest accretion on operating lease liabilities.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2019
Operating leases:
Operating lease right-of-use assets	$149,578

Current operating lease liability	$18,294
Non-current operating lease liability	156,963
Total operating lease liabilities	$175,257

Finance leases:
Investments in real estate, net	$88	(1)

Property, plant and equipment, at cost	$127
Accumulated amortization	(19)
Property and equipment, net	$108

Current portion of notes payable and long-term debt	$86
Notes payable, long-term debt and other obligations, less current portion	108
Total finance lease liabilities	$194

Weighted average remaining lease term in years:
Operating leases	8.46
Finance leases	3.01

Weighted average discount rate:
Operating leases	10.75%
Finance leases	8.61%

(1)	Included in Investments in real estate, net on the consolidated balance sheet are finance lease equipment, at a cost of $762 and accumulated amortization of $674 as of December 31, 2019.

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
2020	$36,611	$98
2021	35,453	44
2022	32,943	39
2023	30,866	31
2024	25,415	8
Thereafter	117,040	—
Total lease payments	278,328	220
Less imputed interest	(103,071)	(26)
Total	$175,257	$194

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under ASC 840, Leases, future minimum lease payments under noncancelable operating leases as of December 31, 2018 were as follows:

	Lease Commitments	Sublease Rentals	Net
Year Ending December 31:
2020	$35,973	$69	$35,904
2021	29,917	—	29,917
2022	27,592	—	27,592
2023	25,185	—	25,185
2024	23,589	—	23,589
Thereafter	104,126	—	104,126
Total	$246,382	$69	$246,313

The Company has one lease for office space wherein the lessor is an affiliate of a significant shareholder of the Company. This lease represents $1,288 of the ROU asset balances and $1,351 of lease liability balances as of December 31, 2019. The rent expense for this lease was approximately $458 for the year ended December 31, 2019.
As of December 31, 2019, the Company did not have any operating leases for office space or equipment that have not yet commenced.
The Company’s rental expense for the years ended December 31, 2019, 2018 and 2017 was $38,577, $38,893 and $34,858, respectively.

5.    INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	December 31, 2019	December 31, 2018
Debt securities available for sale	$83,445	$84,367
Equity securities at fair value	46,196	47,202
Total investment securities at fair value	$129,641	$131,569

Net gains (losses) recognized on investment securities were as follows:

	Year Ended December 31,
	2019	2018	2017
Net gains (losses) recognized on equity securities at fair value (1)	$7,320	$(8,449)	$—
Net gains (losses) recognized on debt and equity securities available for sale (2)	135	(34)	169
Gross realized losses on other-than-temporary impairments (3)	(15)	(1,087)	(465)
Net gains (losses) recognized on investment securities	$7,440	$(9,570)	$(296)

(1)
Includes net gains (losses) recognized on equity securities at fair value and net gains (losses) recognized on equity securities at fair value that qualify for the NAV practical expedient. The latter securities are included in the “Long-term investments” line item on the consolidated balance sheet and are further discussed in Note 8.

(2)	Includes net gains recognized on equity securities that were classified as available for sale in 2017.

(3)	Includes impairments on equity securities that were classified as equity securities available for sale in 2017.
Proceeds from sales of investment securities totaled $21,879, $18,628 and $28,761 and proceeds from early redemptions by issuers totaled $69,943, $26,330 and $103,730 for the years ended December 31, 2019, 2018 and 2017, respectively, mainly from sales of Corporate securities and U.S. Government securities.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Debt and Equity Securities Available for Sale
The components of debt securities available for sale at December 31, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$82,714	$731	$—	$83,445

The table below summarizes the maturity dates of debt securities available for sale at December 31, 2019.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$14,660	$4,914	$9,746	$—
Corporate securities	54,413	25,824	28,589	—
U.S. mortgage-backed securities	6,816	3,337	3,479	—
Commercial mortgage-backed securities	382	382	—	—
Commercial paper	5,887	5,887	—	—
Index-linked U.S. bonds	779	779	—	—
Foreign fixed-income securities	508	—	508	—
Total debt securities available for sale by maturity dates	$83,445	$41,123	$42,322	$—

The components of debt securities available for sale at December 31, 2018 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$84,199	$168	$—	$84,367

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at December 31, 2019 and 2018, respectively.

Gross realized gains and losses recognized on debt and equity securities available for sale were as follows:

	Year Ended December 31,
	2019	2018	2017
Gross realized gains on sales	$144	$4	$479
Gross realized losses on sales	(9)	(38)	(310)
Net gains (losses) recognized on debt and equity securities available for sale	$135	$(34)	$169

Gross realized losses on other-than-temporary impairments	$(15)	$(1,087)	$(465)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Equity Securities at Fair Value
Equity securities at fair value consisted of the following:

	December 31, 2019	December 31, 2018
Marketable equity securities	$23,819	$26,010
Mutual funds invested in fixed-income securities	22,377	21,192
Total equity securities at fair value	$46,196	$47,202

The following is a summary of unrealized and realized net gains (losses) recognized in net income on equity securities at fair value after the adoption of ASU 2016-01, for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
	2019	2018
Net gains (losses) recognized on equity securities (1)	$7,320	$(8,449)
Less: Net gains (losses) recognized on equity securities sold (2)	1,526	(808)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$5,794	$(7,641)

(1)
Includes $6,619 of net gains and $517 of net losses recognized on equity securities at fair value that qualify for the NAV practical expedient for the years ended December 31, 2019 and 2018, respectively. These equity securities are included in the “Long-term investments” line item on the consolidated balance sheet and are further discussed in Note 8.

(2)
Includes $1,797 and $84 of net gains recognized on sales of equity securities at fair value that qualify for the NAV practical expedient for the years ended December 31, 2019 and 2018, respectively. These equity securities are included in the “Long-term investments” line item on the consolidated balance sheet and are further discussed in Note 8.

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

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in the common stock of a reinsurance company, membership units of a real estate limited liability company and membership units of a commercial real estate limited liability company at December 31, 2019. At December 31, 2018, the Company owned an investment in the common stock of a reinsurance company. The total carrying value of these investments was $6,200 and $5,000 and was included in “Other assets” on the consolidated balance sheet at December 31, 2019 and 2018, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the years ended December 31, 2019 and 2018, respectively.

6.	INVENTORIES
Inventories consist of:

	December 31, 2019	December 31, 2018
Leaf tobacco	$44,516	$42,917
Other raw materials	4,669	3,750
Work-in-process	333	1,931
Finished goods	71,183	63,937
Inventories at current cost	120,701	112,535
LIFO adjustments	(21,939)	(21,538)
	$98,762	$90,997

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s inventories as of December 31, 2019 and 2018 have been reported under the LIFO method. The $21,939 LIFO adjustment as of December 31, 2019 decreases the current cost of inventories by $15,210 for Leaf tobacco, $182 for Other raw materials, $24 for Work-in-process, and $6,523 for Finished goods. The $21,538 LIFO adjustment as of December 31, 2018 decreased the current cost of inventories by $14,932 for Leaf tobacco, $219 for Other raw materials, $25 for Work-in-process, and $6,362 for Finished goods. Cost of goods sold was reduced by $46 and $567 for the years ended December 31, 2019 and December 31, 2018, respectively, due to liquidations of LIFO inventories.
The Company has a leaf inventory management program whereby, among other things, it is committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. As of December 31, 2019, Liggett had tobacco purchase commitments of approximately $20,693. The Company has a single source supply agreement for reduced ignition propensity cigarette paper through 2022.
Each year, the Company capitalizes in inventory that portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $20,472 and $16,001 as of December 31, 2019 and 2018, respectively. Federal excise tax in inventory was $27,676 as of December 31, 2019 and $26,419 at December 31, 2018.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

	December 31, 2019	December 31, 2018
Land and improvements	$1,624	$1,624
Buildings	17,733	16,919
Machinery and equipment	202,667	198,649
Leasehold improvements	52,652	51,322
	274,676	268,514
Less accumulated depreciation and amortization	(192,516)	(181,778)
	$82,160	$86,736

Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2019, 2018 and 2017 was $24,196, $17,506 and $17,479, respectively.

The Company, through Liggett, had future machinery and equipment purchase commitments of $276 at December 31, 2019.

8.	LONG-TERM INVESTMENTS
Long-term investments consisted of the following:

	December 31, 2019	December 31, 2018
Equity securities at fair value that qualify for the NAV practical expedient	$45,781	$54,628
Equity-method investments	15,942	11,631
	$61,723	$66,259

(a) Equity Securities at Fair Value That Qualify for the NAV Practical Expedient

The estimated fair value of the Company’s equity securities at fair value that qualify for the NAV practical expedient was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In accordance with Subtopic 820-10, these investments are

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not classified under the fair value hierarchy disclosed in Note 18 because they are investments measured at fair value using the NAV practical expedient.
The Company redeemed a portion of two of its investments that qualify for the NAV practical expedient and redeemed 100% of another investment during the year ended December 31, 2019. The Company received cash distributions of $8,320 and recorded $8,502 of in-transit redemptions as of December 31, 2019. The Company classified $8,256 of these distributions as investing cash inflows. The Company recognized a gain of $1,796 on its redemptions for the year ended December 31, 2019.

(b) Equity-Method Investments:

Equity-method investments consisted of the following:

	December 31, 2019	December 31, 2018
Indian Creek Investors LP (“Indian Creek”)	$735	$1,167
Boyar Value Fund (“Boyar”)	9,989	8,384
Optika Fund LLC (“Optika”)	4,785	—
Ladenburg Thalmann Financial Services Inc. (“LTS”)	433	2,080
Castle Brands, Inc. (“Castle”)	—	—
	$15,942	$11,631

At December 31, 2019, the Company’s ownership percentages in Indian Creek, Boyar, and LTS were 12.44%, 35.62%, and 10.22%, respectively. During the third quarter of 2019, the Company contributed $5,000 to Optika and its ownership percentage in the fund was 9.14% at December 31, 2019. The Company accounted for its Indian Creek, Boyar and Optika interests as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS interest as equity-method investments because the Company has the ability to exercise significant influence over their operating and financial policies.
The fair value of the investment in Boyar, based on the quoted market price as of December 31, 2019, was $9,989, equal to its carrying value. At December 31, 2019, the fair value of LTS based on the quoted market price was $52,865. The difference between the amount at which the LTS was carried and the fair value of such investment which corresponds to its share in underlying equity in net assets was $24,992.
The Company received cash distributions of $17,875, $7,007 and $1,239 from the Company’s equity-method investments in 2019, 2018 and 2017, respectively. The cash distributions of $17,875 in 2019 were classified as operating cash inflows. Included as part of these distributions, the Company received $16,377 from the sale of the Company’s common shares of Castle during the year ended December 31, 2019. Of the $7,007, $5,535 was classified as investing cash inflows received on the 50% redemption of the Company’s investment in Indian Creek and the remaining $1,472 were classified as operating cash inflows received during the year ended December 31, 2018. The 2017 cash distributions were classified as operating cash inflows. The Company recognized equity in earnings from equity-method investments of $17,000 and $3,158 for the years ended December 31, 2019 and 2018, respectively, and equity in losses from equity-method investments of $765 for the year ended December 31, 2017. On October 9, 2019, Castle was acquired pursuant to a cash tender offer of $1.27 per outstanding Common Share and, in connection therewith, the Company tendered the entire amount of its 12,895,017 common shares of Castle. The Company received and recognized a gain of $16,377 from the transaction. At the closing of the transaction, the Company’s Executive Vice President resigned as President and Chief Executive Officer of Castle, and the Company’s management agreement with Castle was terminated.
On November 11, 2019, LTS entered into an Agreement and Plan of Merger with Advisor Group whereby each LTS common share was converted into the right to receive $3.50 per common share. On February 14, 2020, the merger was completed and the Company received proceeds of $53,169 from the Company’s 15,191,205 common shares of LTS. The Company has also tendered 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) for redemption and anticipates receiving an additional $6,009 in March 2020. At the closing of the transaction, the Company’s Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and the Company’s management agreement with LTS was terminated.
If it is determined that an other-than-temporary decline in fair value exists in equity-method investments, the Company records an impairment charge with respect to such investment in its consolidated statements of operations. The Company will

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continue to perform additional assessments to determine the impact, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.
The equity-method investments are carried on the consolidated balance sheet at cost under the equity method of accounting. The fair values disclosed for Boyar and LTS would be classified as Level 1 under the fair value hierarchy disclosed in Note 18 if such assets were recorded on the consolidated balance sheet at fair value. The fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
The estimated fair value of the Company’s investments in Indian Creek and Optika represents the NAV per share and was provided by the partnership based on the indicated market value of the underlying assets or investment portfolio. The investments are illiquid and their ultimate realization is subject to the performance of the underlying partnership and their management by the general partners. In accordance with Subtopic 820-10, these investments are not classified under the fair value hierarchy disclosed in Note 18 because they are investments measured at fair value using the NAV practical expedient.

(d) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for Indian Creek, Boyar and Optika.

	December 31, 2019	December 31, 2018
Investment securities	$210,685	$33,830
Cash and cash equivalents	26,088	521
Other assets	1,861	33
Total assets	$238,634	$34,384

Other liabilities	$85,623	$738
Total liabilities	85,623	738
Partners’ capital	153,011	33,646
Total liabilities and partners’ capital	$238,634	$34,384

	Year Ended December 31,
	2019	2018	2017
Investment income	$2,834	$549	$792
Expenses	6,756	861	690
Net investment (loss) gain	(3,922)	(312)	102
Total net realized gain (loss) and net change in unrealized depreciation from investments	18,822	(5,781)	100
Net increase (decrease) in partners’ capital resulting from operations	$14,900	$(6,093)	$202

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to Rule 4-08(g), the following summarized financial data is presented for LTS. The Company accounts for its investment in LTS using a three-month lag reporting period.

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$251,033	$262,834
Receivables from clearing brokers, note receivable and other receivable, net	175,600	165,149
Goodwill and intangible assets, net	188,975	200,199
Other assets	202,516	172,409
Total assets	$818,124	$800,591

Accrued compensation, commissions and fees payable	$142,875	$141,260
Accounts payable and accrued liabilities	37,197	50,122
Notes payable, net of $5,881 and $115 unamortized discount in 2019 and 2018, respectively	315,898	185,199
Other liabilities	73,380	37,658
Total liabilities	569,350	414,239
Preferred stock	2	2
Common stock	15	20
Additional paid-in capital	317,735	487,752
Accumulated deficit	(68,971)	(101,467)
Total controlling shareholders’ equity	248,781	386,307
Non-controlling interest	(7)	45
Total shareholders’ equity	248,774	386,352
Total liabilities and shareholders’ equity	$818,124	$800,591

(1) The table above presents the nature and amounts of the major components of assets and liabilities, along with information regarding redeemable stock and non-controlling interest.

	Twelve Months Ended September 30,
	2019	2018	2017
Revenues	$1,428,688	$1,380,031	$1,221,195
Expenses	1,385,699	1,345,768	1,217,331
Income before other items	42,989	34,263	3,864
Change in fair value of contingent consideration	(363)	(232)	48
Income from continuing operations	42,626	34,031	3,912
Net income	$31,779	$30,858	$1,669

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.    NEW VALLEY LLC
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
As the purchase occurred at the end of the 2018 fiscal year, there were no additional income attributable to the change in ownership in the consolidated financial statements for the year ended December 31, 2018.
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
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	December 31, 2019	December 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$51,078	$65,007	(2)
All other U.S. areas	15.0% - 77.8%	55,842	31,392
		106,920	96,399
Apartment Buildings:
New York City SMSA	45.4%	—	—	(3)
All other U.S. areas	7.6% - 16.3%	—	—
		—	—
Hotels:
New York City SMSA	1.0% - 18.4%	2,462	15,782	(2)
International	49.0%	2,161	2,334
		4,623	18,116
Commercial:
New York City SMSA	49.0%	1,852	1,867
All other U.S. areas	1.6%	7,634	7,053
		9,486	8,920

Other	15.0% - 50.0%	10,527	17,670	(3)
Investments in real estate ventures		$131,556	$141,105
_____________________________

(1)
The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

(2)	One New York City SMSA venture, with a carrying value of $267, was reclassified from Condominium and Mixed Use Development to Hotels as of December 31, 2018.

(3)	One New York City SMSA venture, with a carrying value of $1,783, was reclassified from Apartment Buildings to Other as of December 31, 2018.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions
New Valley made contributions to its investments in real estate ventures as follows:

	December 31, 2019	December 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	$21,760	$4,135
All other U.S. areas	29,993	—
	51,753	4,135
Apartment Buildings:
New York City SMSA	—	975
	—	975
Hotels:
New York City SMSA	172	168
	172	168

Other	604	4,450
Total contributions	$52,529	$9,728

During the years ended December 31, 2019 and 2018, New Valley did not make certain capital contributions to Monad Terrace, a Condominium and Mixed Use Development located in All other U.S. areas. The Company’s ownership percentage remained at 18% for the year ended December 31, 2019 and was reduced from 24% to 18% for the year ended December 31, 2018. For other ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2019 and 2018. New Valley’s direct investment percentage for these ventures did not materially change.
Distributions
New Valley received distributions from its investments in real estate ventures as follows:

	December 31, 2019	December 31, 2018
Condominium and Mixed Use Development:
New York City SMSA	$7,955	$39,207
All other U.S. areas	1,279	—
	9,234	39,207
Apartment Buildings:
New York City SMSA	—	27,569
All other U.S. areas	79	422
	79	27,991
Hotels:
New York City SMSA	21,572	1,542
International	215	220
	21,787	1,762
Commercial:
New York City SMSA	16	9
All other U.S. areas	250	10,139
	266	10,148

Other	16,962	1,060
Total distributions	$48,328	$80,168

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the distributions received by New Valley from its investment in real estate ventures, $7,028 and $25,935 were from distributions of earnings and $41,300 and $54,233 were a return of capital for the years ended December 31, 2019 and 2018, respectively.
Equity in (Losses) Earnings from Real Estate Ventures
New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Year Ended December 31,
	2019	2018	2017
Condominium and Mixed Use Development:
New York City SMSA	$(31,011)	$(923)	$35,578
All other U.S. areas	(6,467)	(1,063)	(2,063)
	(37,478)	(1,986)	33,515
Apartment Buildings:
New York City SMSA	—	17,467	(6,703)
All other U.S. areas	79	164	(532)
	79	17,631	(7,235)
Hotels:
New York City SMSA	8,081	(2,727)	(5,347)
International	41	(246)	232
	8,122	(2,973)	(5,115)
Commercial:
New York City SMSA	1	(562)	(742)
All other U.S. areas	773	1,608	403
	774	1,046	(339)

Other	9,215	728	569
Total equity in (losses) earnings from real estate ventures	$(19,288)	$14,446	$21,395

During the year ended 2019, New Valley’s Park Lane joint venture sold 80% of its interest in the Park Lane Hotel, a Hotel located in the New York City SMS A. New Valley recognized equity in earnings of $10,328 from the sale and received distributions of $20,788 for the year ended 2019. The sale reduced New Valley’s direct ownership percentage of the Park Lane Hotel from 5.20% to 1.04%. New Valley continues to account for its investment in the joint venture under the equity method of accounting because its ownership percentage in its direct investment continues to meet the threshold for equity method accounting.
On November 1, 2019, Douglas Elliman sold its 50.0% interest in Innova Risk Management, an insurance brokerage company. Douglas Elliman received $8,732 in cash in November 2019 and may receive an additional $1,000 in a potential earn out over a period of two years.
During the fourth quarter of 2018, the Company’s New York City SMSA Apartment Building venture sold a building. The venture, with a carrying value of $1,783, was reclassified from Apartment Buildings to Other as of December 31, 2018. In the second quarter of 2019, the venture sold its remaining parcel of land. The Company recognized equity in earnings from the venture of $740 and $17,467 for the years ended December 31, 2019 and 2018, respectively, and equity in losses of $6,701 for the year ended 2017. The Company received cash distributions of $2,524 and $27,569 from the venture for the years ended December 31, 2019 and 2018. The Company did not receive any cash distributions from the venture in 2017. As of December 31, 2019, the venture had a carrying value of $0.
As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of six New York City SMSA and one All other U.S. areas Condominium and Mixed Use Development ventures were less than their carrying value for the year ended December 31, 2019. The Company determined that the impairments were other than temporary. The Company recorded impairment charges as a component of equity in losses from real estate ventures of $39,757 of which $39,717 was attributed to the Company for the year ended December 31, 2019.
During the Company’s 2018 assessment of carrying value of its investment in real estate ventures, the Company had determined that the fair value of a New York City SMSA Condominium and Mixed Used Development venture was less than its carrying value

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as of December 31, 2018. The Company determined that the impairment was other than temporary and recorded an impairment charge of $10,174 of which $8,467 was attributed to the Company for the year ended December 31, 2018.
During the Company’s 2017 assessment of carrying value of its investment in real estate ventures, the Company had determined that the fair value of a New York City SMSA Hotel venture was less than its carrying value as of December 31, 2017. The Company determined that the impairment was other than temporary and recorded an impairment charge of $2,862 for the year ended December 31, 2017.
As a result of the Company recording impairment charges on certain of its investments in real estate ventures, the impaired real estate ventures were carried at fair value as of the period when the impairment charge was recorded. The impaired real estate ventures were measured at fair value on a nonrecurring basis as a result of recording an other-than-temporary impairment charge.

Investment in Real Estate Ventures Entered Into During 2019
In February 2019, New Valley invested $500 for an approximate 37.0% interest in 352 6th, LLC. The joint venture plans to develop a condominium complex. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 352 6th, LLC was $540 at December 31, 2019.

In April 2019, New Valley invested $10,018 for an approximate 16.9% interest in Meatpacking Plaza. The joint venture plans to construct a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Meatpacking Plaza was $9,524 at December 31, 2019.

Also in April 2019, New Valley invested $5,000 for an approximate 4.9% interest in 9 DeKalb. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 9 DeKalb was $5,334 at December 31, 2019.

In September 2019, New Valley invested $14,000 for an approximate 38.9% interest in The Park on Fifth. The joint venture plans to construct a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in The Park on Fifth was $14,430 at December 31, 2019.
In December 2019, New Valley invested $12,522 for an approximate 77.8% interest in West Hialeah. The joint venture plans to construct a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in West Hialeah was $12,522 at December 31, 2019.
VIE Consideration
It was determined that New Valley is the primary beneficiary of two ventures as New Valley controls the activities that most significantly impact economic performance of the entities. Therefore, New Valley consolidates these VIEs.
The carrying amount of the consolidated VIEs’ assets were $897 and $1,387 as of December 31, 2019 and 2018, respectively. Those assets are owned by the VIEs, not the Company. Neither of the consolidated VIEs had non-recourse liabilities as of December 31, 2019 and 2018. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.
For the remaining investments in real estate ventures, New Valley determined that the entities were VIEs but New Valley was not the primary beneficiary.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maximum Exposure to Loss
New Valley’s maximum exposure to loss was as follows:

December 31, 2019
Condominium and Mixed Use Development:
New York City SMSA	$54,208
All other U.S. areas	55,842
110,050
Hotels:
New York City SMSA	2,462
International	2,161
4,623
Commercial:
New York City SMSA	1,852
All other U.S. areas	7,634
9,486
Other	24,626
Total maximum exposure to loss	$148,785

New Valley capitalized $5,480 and $8,580 of interests costs into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2019 and December 31, 2018, respectively.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $18,952, $20,118 and $10,888 from these projects for the years ended December 31, 2019, 2018 and 2017, respectively.
(b) Guarantees and Commitments:
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
The Company believes that as of December 31, 2019, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). In one of New Valley’s projects, New Valley has executed limited recourse guarantees with a maximum exposure to New Valley of approximately $3,578. In two projects, New Valley has additional capital commitments of $14,099 as of December 31, 2019. The recourse guarantees and additional capital commitments are included in the calculation of New Valley’s maximum exposure to loss in the table above.
(c) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: 1 QPS Tower, 10 Madison Square West, Greenwich, Other Condominium and Mixed Use Development, Apartment Buildings, Hotels, Commercial and Other. The equity in earnings in 1 QPS Tower and Greenwich for the year ended December 31, 2018 were significant enough to warrant separate disclosure. For the year ended December 31, 2017, 10 Madison Square West was significant enough to warrant separate disclosure.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10 Madison Square West:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$281	$28,539	$197,157
Cost of goods sold	—	24,250	116,120
Other expenses (income)	8,877	(4,236)	11,649
(Loss) income from continuing operations	$(8,596)	$8,525	$69,388

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$4,989	$2,369
Total assets	15,186	15,071
Total debt	3,275	3,319
Total liabilities	3,575	3,616
Non-controlling interest	10,228	10,091

1 QPS Tower:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$386,470	$14,625	$4,216
Cost of goods sold	220,316	—	—
Other expenses	141,742	26,357	18,508
Income (loss) from continuing operations	$24,412	$(11,732)	$(14,292)

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$—	$215,956
Total assets	—	220,350
Total debt	—	209,602
Total liabilities	—	212,640

Greenwich:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$5	$28	$(768)
Other expenses	6,658	146,286	2,696
Loss from continuing operations	$(6,653)	$(146,258)	$(3,464)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$504,221	$403,815
Total assets	512,038	419,518
Total debt	460,124	408,779
Total liabilities	544,687	445,514
Non-controlling interest	(23,942)	(19,064)

Other Condominium and Mixed Use Development:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$208,481	$365,890	$176,306
Cost of goods sold	76,162	71,623	93,766
Other expenses	132,931	44,211	47,590
(Loss) income from continuing operations	$(612)	$250,056	$34,950

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$3,569,915	$2,541,994
Total assets	3,628,402	2,701,652
Total debt	2,593,606	1,798,296
Total liabilities	2,896,607	2,036,431
Non-controlling interest	69,787	150,897

Apartment Buildings:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$70,862	$44,366	$66,588
Other expenses	67,094	105,899	64,431
Income (loss) from continuing operations	$3,768	$(61,533)	$2,157

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$545,400	$558,268
Total assets	562,879	574,664
Total debt	402,526	412,447
Total liabilities	410,723	420,164
Non-controlling interest	114,193	115,952

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hotels:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$147,446	$171,949	$75,862
Cost of goods sold	5,399	4,522	4,035
Other expenses	220,045	268,007	112,124
Loss from continuing operations	$(77,998)	$(100,580)	$(40,297)

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$1,017,810	$1,019,133
Total assets	1,133,697	1,126,598
Total debt	778,194	696,200
Total liabilities	816,118	736,101
Non-controlling interest	284,298	348,451

Commercial:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$31,980	$56,773	$6,636
Other expenses	7,724	11,647	3,294
Income from continuing operations	$24,256	$45,126	$3,342

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$52,384	$53,193
Total assets	70,169	70,395
Total debt	55,625	55,625
Total liabilities	54,342	54,645
Other:

	Year Ended December 31,
	2019	2018	2017
Income Statement
Revenue	$4,008	$4,823	$3,442
Other expenses	13,515	6,382	5,069
Loss income from continuing operations	$(9,507)	$(1,559)	$(1,627)

	December 31, 2019	December 31, 2018
Balance Sheets
Investment in real estate	$1,054,134	$710,549
Total assets	1,192,149	1,152,124
Total debt	671,845	658,592
Total liabilities	850,587	665,463
Non-controlling interest	263,438	392,933

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Investments in real estate, net:
The components of “Investments in real estate, net” were as follows:

	December 31, 2019	December 31, 2018
Escena, net	$9,972	$10,170
Sagaponack	18,345	16,050
Investment in real estate, net	$28,317	$26,220

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
The assets have been classified as an “Investments in real estate, net” on the Company’s consolidated balance sheet and the components were as follows:

	December 31, 2019	December 31, 2018
Land and land improvements	$8,910	$8,910
Building and building improvements	1,926	1,900
Other	1,659	2,162
	12,495	12,972
Less accumulated depreciation	(2,523)	(2,802)
	$9,972	$10,170

The Company recorded an operating loss of $862, $576 and $868 for the years ended December 31, 2019, 2018 and 2017, respectively, from Escena.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly owned and the balances of the project are included in the consolidated financial statements of the Company. As of December 31, 2019, the assets of Sagaponack consist of land and land improvements of $18,345.

Real Estate Market Conditions.  Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2019	December 31, 2018
Goodwill	$78,008	$77,568

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	80,000	80,000

Intangibles with a finite life, net	474	1,532

Total goodwill and other intangible assets, net	$265,993	$266,611

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
The Company follows ASC 350, Intangibles -- Goodwill and Other, included in ASU 2011-08, Testing Goodwill for Impairment. The Company elected to bypass the qualitative assessment and performed the quantitative assessment for the year ended December 31, 2019. No impairment was indicated as a result of this testing. If the Company fails to meet the financial projections used in the quantitative assessment of goodwill in future periods, this could result in an impairment charge related to the Company’s goodwill.

Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2019	December 31, 2018
Intangible asset associated with benefit under the MSA	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	80,000	80,000

Favorable leases	1 - 10	—	13,444
Other intangibles	1 - 5	4,689	1,724
		4,689	15,168
Less: Accumulated amortization on amortizable intangibles		(4,215)	(13,636)
Other intangibles, net		$474	$1,532

Contract liabilities assumed:

Unfavorable leases	1 - 10	$—	$4,022
Less: Accumulated amortization on unfavorable leases		—	(3,076)
Unfavorable leases, net		$—	$946

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
The fair value of the intangible asset associated with the benefit under the MSA is determined using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) and discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test for the year ended December 31, 2019 and no impairment was noted.
The trademark intangible is attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using for the foreseeable future. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed the quantitative assessment for the year ended December 31, 2019 and no impairment was noted. In future periods if there is a decrease in the royalty rate that was used in the quantitative assessment or if the financial projections used in the quantitative assessment are not met, this could result in an impairment charge related to the Douglas Elliman trademark.
As of December 31, 2019, other intangibles with finite lives included non-compete agreements recognized in prior business combinations. Other intangibles in prior periods included backlog and listing inventory for Development sales, and favorable and unfavorable leases arising from leases with terms that are less than or greater than market value assumed in the business combination.
For the years ended December 31, 2019, 2018, and 2017, respectively, amortization of other intangibles were $182, $806 and $871. For the years ended December 31, 2018 and 2017, respectively, $1,175 and $1,373 was taken as rent expense for amortization of favorable leases, and $369 and $502 was taken as offsets to rent expense for amortization of unfavorable leases. The Company did not recognize rent expense for amortization of favorable or unfavorable leases due to the adoption of ASU 2016-02 - Leases (Topic 842) in 2019.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consisted of:

	December 31, 2019	December 31, 2018
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026, net of unamortized discount of $3,392 and $0	551,608	325,000
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $5,276 and $29,465*	164,334	202,535
7.5% Variable Interest Senior Convertible Notes due 2019, net of unamortized discount of $0 and $3,359*	—	226,641

Liggett:
Revolving credit facility	34,952	28,381
Term loan under credit facility	—	2,409
Equipment loans	347	1,039
Other	30,146	30,440
Total notes payable, long-term debt and other obligations	1,631,387	1,666,445
Less:
Debt issuance costs	(24,902)	(23,614)
Total notes payable, long-term debt and other obligations	1,606,485	1,642,831
Less:
Current maturities	(209,269)	(256,134)
Amount due after one year	$1,397,216	$1,386,697
_____________________________

*
The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($4,999 at December 31, 2019 and $24,789 at December 31, 2018, respectively) and the 7.5% Variable Interest Senior Convertible Debentures ($6,635 at December 31, 2018) is separately classified as a derivative liability in the consolidated balance sheets.

Senior Notes - Vector:
6.125% Senior Secured Notes due 2025:
On January 27, 2017, the Company sold $850,000 of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors in accordance with Rule 144A of the Securities Act of 1933. The aggregate net proceeds from the sale of the 6.125% Senior Secured Notes due 2025 were approximately $831,100 after deducting underwriting discounts, commissions, fees and offering expenses. As discussed above, the Company used the net cash proceeds from the issuance of its 6.125% Senior Secured Notes due 2025, together with the proceeds of the concurrent sale of 2,315,250 of its common shares, to redeem all of the Company’s outstanding 7.75% Senior Secured Notes due 2021 and to satisfy and discharge the indenture governing the existing 7.75% Senior Secured Notes due 2021. The Company accounted for the redeemed $835,000 of the 7.75% Senior Secured Notes due 2021 as an extinguishment of debt.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cigarette businesses. (See Note 21.) In addition, some of the guarantees are collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
The indenture contains covenants that restrict the payment of dividends by the Company if the Company’s consolidated earnings before interest, taxes, depreciation and amortization, as defined in the indenture, for the most recently ended four full quarters is less than $75,000. The indenture also restricts the incurrence of debt if the Company’s Leverage Ratio and its Secured Leverage Ratio, as defined in the indenture, exceed 3.0 and 1.5, respectively. The Company’s Leverage Ratio is defined in the indenture as the ratio of the Company’s and the guaranteeing subsidiaries’ total debt less the fair market value of the Company’s cash, investments in marketable securities and long-term investments to Consolidated EBITDA, as defined in the indenture. The Company’s Secured Leverage Ratio is defined in the indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. As of December 31, 2019, the Company was in compliance with all debt covenants.
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
On November 18, 2019, the Company completed the sale of an additional $230,000 principal amount of its 10.5% Senior Notes. The Company received net proceeds of approximately $220,400 after deducting underwriting discounts, commissions, fees and offering expenses. The Company intends to use the net cash proceeds from the offering to redeem, repurchase, repay or otherwise retire the Company’s outstanding 5.5% Variable Interest Senior Convertible Notes due 2020, including accrued interest thereon, at, or prior to, their maturity, to pay costs and expenses in connection with the offering of the Notes and the transactions contemplated thereby, and for general corporate purposes. After giving effect to the 2019 issuance, the Company has outstanding $555,000 aggregate principal amount of its 10.5% Senior Notes.
The Company will pay cash interest at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year. Interest on the additional notes issued will accrue from November 1, 2019. The 10.5% Senior Notes mature on November 1, 2026. Interest on overdue principal and interest, if any, will accrue at a rate that is 1% higher than the then applicable interest rate on the 10.5% Senior Notes. The Company will make each interest payment to the holders of record on the immediately preceding April 15 and October 15. The Company may redeem some or all of the 10.5% Senior Notes at any time prior to November 1, 2021 at a make-whole redemption price. On or after November 1, 2021, the Company may redeem some or all of the 10.5% Senior Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, the Company may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture, each holder of the 10.5% Senior Notes will have the right to require the Company to make an offer to repurchase some or all of its 10.5% Senior Notes at a repurchase price equal to 101% of the aggregate principal amount of the 10.5% Senior Notes plus accrued and unpaid interest to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the indenture, it must offer to repurchase the 10.5% Senior Notes at the prices listed in the indenture.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). Each guarantee of the 10.5% Senior Notes are senior in right of payment to all future subordinated indebtedness of the Guarantor, if any.
The indenture contains covenants that limit the Company and each Guarantor’s ability to, among other things: (i) incur additional indebtedness; (ii) pay dividends or make other distributions, including dividends, repurchases or redemptions of its equity interests; (iii) prepay, redeem or repurchase its subordinated indebtedness; (iv) make investments; (v) sell assets; (vi) incur certain liens; (vii) enter into agreements restricting its subsidiaries’ ability to pay dividends; (viii) enter into transactions with affiliates; and (ix) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications, as described in the indenture. As of December 31, 2019, the Company was in compliance with all debt covenants.
Variable Interest Senior Convertible Debt:
Vector has one outstanding series of variable interest senior convertible debt. The debt pays interest on a quarterly basis at a stated rate plus an additional amount of interest on each payment date. The additional amount is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt would be convertible on such record date (the “Additional Interest”).
7.5% Variable Interest Senior Convertible Notes due 2019:
In November 2012, the Company sold $230,000 of its 7.5% Variable Interest Senior Convertible Notes due 2019 (the “7.5% Convertible Notes”) in a public offering registered under the Securities Act. The 7.5% Convertible Notes were the Company’s senior unsecured obligations and were effectively subordinated to any of its secured indebtedness to the extent of the assets securing such indebtedness. The notes matured on January 15, 2019 and the Company paid $230,000 of principal and $8,102 of accrued interest.
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
During December 2018, the Company repurchased $26,750 in aggregate principal amount of its 5.5% Convertible Notes outstanding at a repurchase price of 101.15%. The Company paid $27,141 to repurchase the notes and recorded a loss of $4,066 for the early extinguishment of debt.
During November 2019, the Company repurchased $62,390 in aggregate principal amount of its 5.5% Convertible Notes outstanding at a repurchase price of 102.18%. The Company paid $63,859 to repurchase the notes and recorded a loss of $4,301 for the early extinguishment of debt.
During December 2019, the Company cancelled the $89,140 aggregate principal amount of its repurchased 5.5% Convertible Notes. After giving effect to the cancellation, the Company had outstanding $169,610 aggregate principal amount of its 5.5% Convertible Notes as of December 31, 2019.
The 5.5% Convertible Notes pay interest (“Total Interest”) on a quarterly basis at a rate of 1.75% per annum plus additional interest, which is based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. Notwithstanding the foregoing, however, the interest payable on each interest payment is the higher of (i) the Total Interest and (ii) 5.5% per annum. The notes are convertible into the Company’s common stock at the holder’s option. The notes will mature on April 15, 2020. If a fundamental change (as defined in the indenture) occurs, the Company will be required to offer to repurchase the notes at 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:

The conversion rates for all convertible debt outstanding are summarized below:

	December 31, 2019		December 31, 2018
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000

7.5% Convertible Notes	$—	—	$13.14	76.0595
5.5% Convertible Notes	$20.27	49.3363	$20.27	49.3363

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt was as follows:

	Year Ended December 31,
	2019	2018	2017
7.5% Convertible Notes	$2,031	$39,845	$23,720
5.5% Convertible Notes	16,481	15,924	13,490
Interest expense associated with embedded derivatives	$18,512	$55,769	$37,210

A summary of non-cash changes in fair value of derivatives embedded within convertible debt was as follows:

	Year Ended December 31,
	2019	2018	2017
7.5% Convertible Notes	$6,635	$24,530	$21,734
5.5% Convertible Notes	19,790	20,459	14,185
Gain on changes in fair value of derivatives embedded within convertible debt	$26,425	$44,989	$35,919

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the fair value of derivatives embedded within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2017	$52,899	$59,433	$112,332
Gain from changes in fair value of embedded derivatives	(21,734)	(14,185)	(35,919)
Balance at December 31, 2017	31,165	45,248	76,413
Gain from changes in fair value of embedded derivatives	(24,530)	(20,459)	(44,989)
Balance at December 31, 2018	6,635	24,789	31,424
Gain from changes in fair value of embedded derivatives	(6,635)	(19,790)	(26,425)
Balance at December 31, 2019	$—	$4,999	$4,999

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is as follows:

	Year Ended December 31,
	2019	2018	2017
Amortization of beneficial conversion feature:
7.5% Convertible Notes	$1,328	$26,049	$15,507
5.5% Convertible Notes	4,973	4,805	4,070
Interest expense associated with beneficial conversion feature	$6,301	$30,854	$19,577

Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2017	$108,480	$71,247	$179,727
Amortization of embedded derivatives	(23,720)	(13,490)	(37,210)
Amortization of beneficial conversion feature	(15,507)	(4,070)	(19,577)
Balance at December 31, 2017	69,253	53,687	122,940
Partial redemption of 5.5% convertible notes	—	(3,493)	(3,493)
Amortization of embedded derivatives	(39,845)	(15,924)	(55,769)
Amortization of beneficial conversion feature	(26,049)	(4,805)	(30,854)
Balance at December 31, 2018	3,359	29,465	32,824
Partial redemption of 5.5% convertible notes	—	(2,735)	(2,735)
Amortization of embedded derivatives	(2,031)	(16,481)	(18,512)
Amortization of beneficial conversion feature	(1,328)	(4,973)	(6,301)
Balance at December 31, 2019	$—	$5,276	$5,276

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Credit Agreement — Liggett:
In January, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governed a $60,000 credit facility (the “Credit Facility”) that consisted of a revolving credit facility (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that was within the $60,000 commitment under the Credit Facility and reduced the amount available under the Revolver. In connection with the November 2017 issuance of 6.125% Senior Secured Notes and the November 2018 issuance of 10.5% Senior Notes, Liggett and Maple entered into amendments to the Credit Agreement to update certain defined terms of the Credit Agreement relating to such issuances.
On October 31, 2019, Liggett and Maple amended the Credit Agreement to, among other things, (i) extend its maturity to January 31, 2025, (ii) update the borrowing base to adjust the advance rates in respect of eligible inventory and add certain eligible real property, and (iii) reflect the repayment in full of the Term Loan. Accordingly, the Term Loan portion of the credit facility no longer exists. The $60,000 commitment available in the Credit Agreement is unchanged. As of October 31, 2019, all borrowings under the Credit Agreement are limited to a borrowing base equal to the sum of (I) the lesser of 85% of eligible trade receivables less certain reserves and $10,000; plus (II) 80% of the value of eligible inventory consisting of packaged cigarettes plus (III) the lesser of 65% multiplied by Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves against inventory, bank products or other items which Wells Fargo may establish from time to time in its permitted discretion or 85% of the appraised liquidation value of eligible inventory plus (IV) 60% of the fair market value of eligible real property. The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.

The term of the Credit Agreement expires on January 31, 2025. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2019 was 4.01%.

The Credit Agreement, as amended, permits the guaranty of the 6.125% Senior Secured Notes and the 10.5% Senior Notes by each of Liggett and Maple. Wells Fargo, Liggett, Maple and the collateral agent for the holders of the 6.125% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of the collateral agent on the Liggett and Maple assets will be subordinated to the liens of Wells Fargo on the Liggett and Maple assets.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales, including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s average borrowing availability, as defined under the Credit Agreement, for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default has occurred under the Credit Agreement, including Liggett’s compliance with the covenants in the Credit Agreement . The Credit Agreement also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Agreement, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. Liggett was in compliance with these covenants as of December 31, 2019.
As of December 31, 2019, a total of $34,952 was outstanding under the revolving portion of the Credit Agreement. Availability as determined under the Credit Agreement was approximately $25,048 based on eligible collateral at December 31, 2019.
Other:
Other Notes Payable consist primarily of $30,000 of notes payable issued by New Valley. On December 31, 2018, New Valley acquired the remaining 29.41% interest in Douglas Elliman for a total purchase price of $40,000, which included $10,000 of cash paid and the remaining $30,000 of notes payable to the sellers. Interest on the outstanding principal balance of the notes accrued at the mid-term applicable federal rate (“AFR”) in effect as of December 31, 2018. This interest rate will be adjusted to the then-current AFR on January 1, 2020 and on each payment date thereafter. New Valley will pay principal and interest in equal quarterly installments beginning with January 1, 2020 through October 1, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt were as follows:

	December 31, 2019			December 31, 2018
	Carrying Value		Fair Value	Carrying Value		Fair Value
Senior Notes	$1,401,608		$1,409,920	$1,175,000		$1,034,500
Variable Interest Senior Convertible Debt	164,334		176,289	429,176		468,704
Liggett and other	65,445		65,456	62,269		62,255
Notes payable and long-term debt	$1,631,387	(1)	$1,651,665	$1,666,445	(1)	$1,565,459
__________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 18.

Notes payable and long-term debt are carried on the consolidated balance sheet at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2019 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility and term loan is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

Scheduled Maturities:
Scheduled maturities of notes payable and long-term debt were as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2020	$214,947	$5,276	$209,671
2021	10,026	—	10,026
2022	10,045	—	10,045
2023	29	—	29
2024	8	—	8
Thereafter	1,405,000	3,392	1,401,608
Total	$1,640,055	$8,668	$1,631,387

12.	EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans.  The Company sponsors three defined benefit pension plans (two qualified and one non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these three defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2019 and 2018, respectively.
The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including certain executive officers of the Company. The plan meets the applicable requirements of Section 409A of the Internal Revenue Code and is intended to be unfunded for tax purposes. Payments under the SERP will be

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
At December 31, 2019, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2020 – $0; 2021 – $7,644; 2022 – $0; 2023 – $0; 2024 – $51,155 and 2025 to 2029 – $0. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans.  The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2019 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 126 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 101 active employees and 389 retirees who reach retirement age and are eligible to receive benefits under one of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at January 1	$(123,165)	$(132,722)	$(8,296)	$(8,967)
Service cost	(533)	(587)	(3)	(4)
Interest cost	(4,860)	(4,495)	(347)	(330)
Plan amendment	—	—	—	(39)
Benefits paid	7,696	8,524	594	553
Expenses paid	391	260	—	—
Actuarial gain	(8,526)	5,855	(934)	491
Benefit obligation at December 31	$(128,997)	$(123,165)	$(8,986)	$(8,296)
Change in plan assets:
Fair value of plan assets at January 1	$93,167	$106,192	$—	$—
Actual return on plan assets	15,788	(4,497)	—	—
Expenses paid	(391)	(260)	—	—
Contributions	183	256	594	553
Benefits paid	(7,696)	(8,524)	(594)	(553)
Fair value of plan assets at December 31	$101,051	$93,167	$—	$—
Unfunded status at December 31	$(27,946)	$(29,998)	$(8,986)	$(8,296)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$31,686	$23,869	$—	$—
Other accrued liabilities	(111)	(228)	(654)	(647)
Non-current employee benefit liabilities	(59,521)	(53,639)	(8,332)	(7,649)
Net amounts recognized	$(27,946)	$(29,998)	$(8,986)	$(8,296)

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Service cost — benefits earned during the period	$533	$587	$564	$3	$4	$5
Interest cost on projected benefit obligation	4,860	4,495	5,059	347	330	368
Expected return on assets	(4,874)	(5,572)	(5,424)	—	—	—
Prior service cost	—	—	—	4	4	—
Amortization of net loss (gain)	2,001	1,804	2,009	(40)	(41)	(54)
Net expense	$2,520	$1,314	$2,208	$314	$297	$319

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost for the year ending 2020.

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Prior service cost	$—	$4	$4
Actuarial loss	$1,836	$11	$1,847

As of December 31, 2019, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2019	$(34,053)	$213	$(33,840)
Amortization of prior service costs	—	4	4
Prior service costs	—	(37)	(37)
Amortization of loss (gain)	2,001	(40)	1,961
Net gain (loss) arising during the year	2,388	(934)	1,454
Accumulated other comprehensive loss as of December 31, 2019	$(29,664)	$(794)	$(30,458)

As of December 31, 2018, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive loss as of January 1, 2018	$(31,643)	$(237)	$(31,880)
Amortization of loss (gain)	1,804	(41)	1,763
Net (loss) gain arising during the year	(4,214)	491	(3,723)
Accumulated other comprehensive loss (income) as of December 31, 2018	$(34,053)	$213	$(33,840)

As of December 31, 2019, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which, in the aggregate, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $59,631, $59,631 and $0, respectively. As of December 31, 2018, two of the Company’s four defined benefit plans experienced accumulated benefit obligations in excess of plan assets, for which in the aggregate the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were $53,865, $53,865 and $0, respectively.

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Weighted average assumptions:
Discount rates — benefit obligation	2.55% - 3.1%	3.9% - 4.25%	3.25% - 3.7%	3.30%	4.35%	3.80%
Discount rates — service cost	3.9% - 4.25%	3.25% - 3.7%	3.6% - 4.2%	4.35%	3.80%	4.40%
Assumed rates of return on invested assets	5.50%	5.50%	5.50%	N/A	N/A	N/A
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 7.6%, 8.3% and 5.2% for the years ended December 31, 2019, 2018 and 2017, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 5.41%, 3.19% and 7.28% for the years ended December 31, 2019, 2018 and 2017, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2019, Liggett used a 13.20-year period for its Hourly Plan and a 12.46-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 35.0% equity investments, 55.0% investment grade fixed income, and 10.0% high yield fixed income, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vector’s defined benefit retirement plan allocations by asset category, were as follows:

	Plan Assets at December 31,
	2019	2018
Asset category:
Equity securities	38%	52%
Investment grade fixed income securities	53%	39%
High yield fixed income securities	9%	9%
Total	100%	100%

The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures were as follows:

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,398	$—	$2,398	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	76	76	—	—
Common collective trusts	38,537	—	38,537	—
Common collective trusts at NAV (1)	51,068	—	—	—
Mutual Funds	8,972	—	8,972	—
Total	$101,051	$76	$49,907	$—
(1) In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,161	$—	$2,161	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	175	175	—	—
Common collective trusts	48,126	—	48,126	—
Common collective trusts at NAV(1)	33,731	—	—	—
Investment Partnership	8,974	—	8,974	—
Total	$93,167	$175	$59,261	$—
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the fair value of the Level 3 investments as of December 31, 2019 and 2018 were as follows:

	2019	2018
Balance as of January 1	$—	$127
Distributions	—	(127)
Balance as of December 31	$—	$—

For 2019 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.95% and 8.02% between 2020 and 2027 and 4.5% thereafter. For 2018 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.04% and 6.13% between 2019 and 2026 and 4.5% thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on benefit obligation	47	(44)

To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2020 and ending on December 31, 2020. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments were as follows:

	Pension	Postretirement Medical
2020	$7,548	$655
2021	14,708	651
2022	6,614	650
2023	6,200	644
2024	56,959	640
2025 - 2029	23,303	2,897

Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,933, $1,793 and $1,736 for the years ended December 31, 2019, 2018 and 2017, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. Federal	$33,379	$27,962	$28,271
State	10,632	11,225	3,458
	$44,011	$39,187	$31,729
Deferred:
U.S. Federal	$(7,209)	$(12,524)	$(31,049)
State	(3,989)	(5,111)	(2,262)
	(11,198)	(17,635)	(33,311)
Total	$32,813	$21,552	$(1,582)

The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Employee benefit accruals	$11,709	$12,801
Impairment of investments	9,772	4,131
Impact of timing of settlement payments	19,313	20,551
Disallowed interest expense carryforward	—	1,619
Various U.S. state tax loss carryforwards	4,296	5,137
Operating lease liabilities	3,679	—
Other	2,274	1,966
	51,043	46,205
Less: Valuation allowance	(1,292)	(3,817)
Net deferred tax assets	$49,751	$42,388

Deferred tax liabilities:
Basis differences on non-consolidated entities (1)	$(7,990)	$(7,752)
Basis differences on fixed and intangible assets	(35,082)	(35,854)
Capitalized interest expense (1)	—	(6,532)
Basis differences on inventory	(10,645)	(11,497)
Basis differences on long-term investments	(22,424)	(16,496)
Impact of accounting for convertible debt	(813)	(385)
Basis differences on available for sale securities	(3,219)	(1,283)
Operating lease right of use assets	(3,273)	—
	$(83,446)	$(79,799)

Net deferred tax liabilities	$(33,695)	$(37,411)

_____________________________

(1)	The Company reclassified its capitalized interest expense to its basis differences on non-consolidated entities during the year ended December 31, 2019.

The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. Vector Tobacco had tax-effected state and local net operating loss carryforwards of $4,296 and $5,137 at December 31, 2019 and 2018,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, expiring through tax year 2027. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company had a valuation allowance of $1,292 and $3,817 at December 31, 2019 and 2018, respectively. The valuation allowance at December 31, 2019 primarily relates to Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance at December 31, 2018 primarily relates to a reserve against the Company’s disallowed interest expense carryforward and Vector Tobacco’s state and local net operating loss carryforwards. The valuation allowance was decreased in 2019 as compared to 2018, due to the removal of the valuation allowance related to the Company’s disallowed interest expense.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by U.S. GAAP and income tax laws.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Income before provision for income taxes	$133,828	$79,559	$89,168
Federal income tax expense at statutory rate	28,104	16,707	31,209
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	6,430	6,060	3,833
Impact of non-controlling interest	(9)	21	(2,162)
Non-deductible expenses	1,385	1,993	2,146
Impact of domestic production deduction	—	359	(2,960)
Impact of Tax Cuts and Jobs Act of 2017	—	(2,691)	(28,845)
Excess tax benefits on stock-based compensation	(1,488)	(778)	(1,143)
Tax credits	(166)	(127)	(2,683)
Other	791	(545)	(155)
Inclusion of tax liabilities from unincorporated entities	291	400	(47)
Changes in valuation allowance, net of equity and tax audit adjustments	(2,525)	153	(775)
Income tax expense (benefit)	$32,813	$21,552	$(1,582)

The Company’s income tax expense is principally attributable to the Company’s federal and state income taxes based on the Company’s earnings. The non-deductible expenses presented in the table above largely relate to the Company’s non-deductible executive compensation.

The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2017	$515
Additions based on tax positions related to prior years	208
Settlements	—
Expirations of the statute of limitations	(95)
Balance at December 31, 2017	628
Additions based on tax positions related to prior years	26
Settlements	(100)
Expirations of the statute of limitations	(163)
Balance at December 31, 2018	391
Additions based on tax positions related to prior years	1,586
Settlements	—
Expirations of the statute of limitations	(330)
Balance at December 31, 2019	$1,647

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event the unrecognized tax benefits of $1,647 at December 31, 2019 were recognized, such recognition would impact the effective tax rate. The Company classifies all tax-related interest and penalties as income tax expense.
It is reasonably possible the Company may recognize up to approximately $51 of unrecognized tax benefits over the next 12 months, primarily pertaining to expiring statutes of limitations on prior state and local income tax return positions. The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations.

14.	STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company’s stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 7,676,038 shares. The Company may satisfy its obligations under any award granted under the 2014 Plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized compensation expense of $1,923, $2,246 and $2,207 related to stock options in the years ended December 31, 2019, 2018 and 2017, respectively.
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
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Risk-free interest rate	2.5% - 2.7%	2.7% - 2.9%	2.1% - 2.4%
Expected volatility	20.24% - 20.45%	19.02% - 21.05%	18.88% - 21.62%
Dividend yield	0.0%	0.0%	0.0%
Expected holding period	4.00 – 10.00 years	5.00 – 10.00 years	6.00 – 10.00 years
Weighted-average grant date fair value (1)	$2.36 - $4.08	$4.62 - $7.58	$5.39 - $8.17

_____________________________
(1) Per share amounts have not been adjusted to give effect to the stock dividends in 2019, 2018 and 2017.

A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2017	4,985,059	$12.10	5.3	$37,557
Granted	448,580	$19.70
Exercised	—	$—
Canceled	(13)	$—
Outstanding on December 31, 2017	5,433,626	$12.74	4.7	$41,069
Granted	427,219	$18.42
Exercised	—	$—
Canceled	(12)	$—
Outstanding on December 31, 2018	5,860,833	$13.16	4.1	$1,095
Granted	406,875	$10.92
Exercised	(1,824,351)	$8.67
Canceled	(11)	$—
Outstanding on December 31, 2019	4,443,346	$14.80	5.0	$4,427
Options exercisable at:
December 31, 2017	3,500,201
December 31, 2018	4,019,477
December 31, 2019	2,689,673
_____________________________

(1)
The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($13.39, $9.27 and $20.30 at December 31, 2019, 2018 and 2017, respectively) exceeds the option exercise price.

Additional information relating to options outstanding at December 31, 2019 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2019			12/31/2019
$9.86	-	$11.83	2,082,717	3.7	$11.26	1,675,842	2.4	$11.35	$—
$11.83	-	$13.80	—	0	$—	—	0	$—	—
$13.80	-	$15.77	519,278	4.4	$14.68	519,278	4.4	$14.68	—
$15.77	-	$17.74	—	0	$—	—	0	$—	—
$17.74	-	$19.71	1,841,351	6.6	$18.84	494,553	5.2	$18.12	—
			4,443,346	5.0	$14.80	2,689,673	3.3	$13.24	$4,427

As of December 31, 2019, there was $2,657 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.60 years at December 31, 2019.
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
Non-qualified options for 406,875 shares of common stock were issued during 2019. The exercise price of the options granted was $10.92 in 2019. The exercise price of the options granted in 2019 was at the fair value on the date of the grants.

Non-qualified options for 427,219 shares of common stock were issued during 2018. The exercise price of the options granted was $18.42 in 2018. The exercise price of the options granted in 2018 was at the fair value on the date of the grants.
Non-qualified options for 448,580 shares of common stock were issued during 2017. The exercise price of the options granted was $19.70 in 2017. The exercise price of the options granted in 2017 was at the fair value on the date of the grants.
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
The total intrinsic value of options exercised during the year ended December 31, 2019 was $6,577. Tax benefits related to option exercises of $363 were recorded as increases to stockholders’ deficiency for the year ended December 31, 2019. A total of 1,824,351 options were exercised during the year ended December 31, 2019.
Restricted Stock Awards. On May 2, 2019, the Company granted 63,000 restricted shares of the Company’s common stock (the “May 2019 Grant”) pursuant to the 1999 Plan to six of its outside directors. The shares vest over a period of three years and the Company will recognize $564 of expense over the vesting period of the May 2019 grant. The Company recognized expense of $124 for the year ended December 31, 2019.
On May 29, 2018, the Company granted 27,563 restricted shares of the Company’s common stock pursuant to the 1999 Plan to one of its executive officers. The shares vest over a period of two years with one-half of the shares vesting on the first anniversary of the grant date and the remaining half vesting on the second anniversary of the date thereof. The Company will recognize $481 of expense over the vesting period of the May 2018 grant. The Company recognized expense of $241 and $142 for the years ended December 31, 2019 and 2018, respectively.
Additionally, on May 29, 2018, the Company granted 7,348 restricted shares of the Company’s common stock pursuant to the 1999 Plan to two of its outside directors. The shares vested on April 25, 2019 and the Company recognized $128 of expense through the vesting date. The Company recognized expense of $46 and $82 for the years ended December 31, 2019 and 2018, respectively.
In April 2016, the Company granted 60,775 restricted shares of the Company’s common stock (the “April 2016 Grant”) pursuant to the 1999 Plan to five of its outside directors. The shares vested in April 2019 and the Company recognized $1,054 of expense over the vesting period of three years. The Company recognized expense of $92, $374 and $351 for the years ended December 31, 2019, 2018 and 2017, respectively.
On November 10, 2015, the Company granted its President and Chief Executive Officer an award of 1,458,608 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $28,374 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $4,053, $4,053 and $5,275 for the years ended December 31, 2019, 2018 and 2017, respectively.
On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,340,096 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $20,780 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $2,969 for each of the years ended December 31, 2019, 2018 and 2017, respectively.
In October 2013, the President and Chief Executive Officer of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 36,853 shares of Vector’s common stock pursuant to the 1999 Plan. The shares vested on March 15, 2019, contingent upon the certification of performance-based targets being achieved by the Company’s Tobacco segment. He received dividends on the restricted shares as paid. The fair market value of the restricted shares on the date of grant was $458 and was amortized over the vesting period as a charge to compensation expense. The Company recognized expense of $21, $85 and $85 for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, there was $15,095 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.30 years.
As of December 31, 2018, there was $22,077 of total unrecognized compensation costs related to unvested restricted stock awards.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheet.

15. CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2019, 2018, and 2017, Liggett incurred tobacco product liability legal expenses and costs totaling $7,363, $7,144, and $12,809, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the Condensed Consolidated Statements of Operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of December 31, 2019, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Individual Actions
As of December 31, 2019, there were 51 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	32
Illinois	8
Nevada	4
New York	2
Louisiana	2
West Virginia	2
Ohio	1

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of December 31, 2019, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In December 2016, the Company and Liggett entered into an agreement with 124 Engle progeny plaintiffs and their counsel. Pursuant to the terms of this settlement, Liggett agreed to pay $17,650.
Liggett subsequently settled an additional 28 Engle progeny cases and one Individual Action for $5,500. As of December 31, 2019, Liggett (and in certain cases the Company) had, on an individual basis, settled an additional 196 Engle progeny cases for approximately $8,000 in the aggregate. Nine of these settlements were paid in the fourth quarter of 2019.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, 47 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of December 31, 2019, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. An adverse verdict against Liggett for $160 in Santoro is currently on appeal.
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
Liggett Only Cases
There is currently one case pending where Liggett is the sole defendant: Cowart, a Florida Individual Action. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Class Actions
As of December 31, 2019, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In In Re: Tobacco Litigation (Personal Injury Cases), a West Virginia state court consolidated approximately 750 individual smoker actions that were pending prior to 2001 for trial of certain “common” issues. Liggett was severed from that trial. In or about 2013, after a favorable court ruling, the other cigarette manufacturers settled with plaintiffs. In May 2016, the trial court ruled that the case could proceed against Liggett. In June 2019, Liggett settled the litigation. The settlement was approved by the court and this matter is now concluded.
Health Care Cost Recovery Actions
As of December 31, 2019, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upcoming Trials
As of December 31, 2019, there were three Individual Actions and one Engle Progeny case scheduled for trial through December 31, 2020, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 4.0% of the total cigarettes sold in the United States in 2019. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2019, Liggett and Vector Tobacco pre-paid $140,000 of their approximate $171,000 2019 MSA obligation, the balance of which will be paid in April 2020, subject to applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2019. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2019, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
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
As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for the year ended December 31, 2019 by $5,925, for an aggregate reduction in costs of sales for years 2013 - 2019 of $48,032. Liggett and Vector Tobacco may be entitled to further adjustments. As of December 31, 2019, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of December 31, 2019, there remains approximately $36,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2018 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2019 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2017	$16,192	$3,659	$19,851	$22,257	$27,513	$49,770
Expenses	149,355	6,566	155,921	—	—	—
Change in MSA obligations capitalized as inventory	76	—	76	—	—	—
Payments	(151,296)	(17,537)	(168,833)	—	(3,426)	(3,426)
Reclassification to/(from) non-current liabilities	(150)	7,143	6,993	150	(7,143)	(6,993)
Interest on withholding	—	429	429	—	2,896	2,896
Balance as of December 31, 2017	12,384	260	12,644	21,479	19,840	41,319
Expenses	168,820	735	169,555	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(5,703)	—	(5,703)
Change in MSA obligations capitalized as inventory	(1,438)	—	(1,438)	—	—	—
Payments	(141,963)	(935)	(142,898)	(40)	—	(40)
Reclassification to/(from) non-current liabilities	(647)	218	(429)	647	(218)	429
Interest on withholding	—	32	32	—	2,172	2,172
Balance as of December 31, 2018	36,561	310	36,871	16,383	21,794	38,177
Expenses	165,471	990	166,461	—	—	—
Change in MSA obligations capitalized as inventory	4,936	—	4,936	—	—	—
Payments	(171,960)	(670)	(172,630)	—	—	—
Reclassification to/(from) non-current liabilities	(892)	3,338	2,446	892	(3,338)	(2,446)
Interest on withholding	—	281	281	—	2,138	2,138
Balance as of December 31, 2019	$34,116	$4,249	$38,365	$17,275	$20,594	$37,869

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and its consolidated subsidiaries, unrelated to tobacco product liability, should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2019	2018	2017
Cash paid during the period for:
Interest, including interest related to finance leases	$118,974	$107,021	$117,453
Income taxes	44,184	26,529	26,885
Non-cash investing and financing activities:
Issuance of stock dividend	703	671	644
Decrease in non-controlling interest related to purchase of subsidiary	—	(73,953)	—
Notes payable issued for purchase of subsidiary	—	30,000	—
Contingent consideration related to purchase of subsidiary	—	6,304	—
Net receivable from purchase of subsidiary	—	497	—

17.	RELATED PARTY TRANSACTIONS
Ladenburg Thalmann Financial Services Inc. As of December 31, 2019, the Company owned 15,191,205 common shares of Ladenburg Thalmann Financial Services Inc. (NYSE American: LTS), a publicly-traded diversified financial services company engaged in independent advisory and brokerage services, asset management services, investment research, investment banking, institutional sales and trading, wholesale life insurance brokerage, annuity marketing and trust services through its subsidiaries. The Company, through its various investments in LTS, beneficially owned approximately 10.22% and accounts for its investment in LTS under the equity method of accounting.
In September 2006, the Company entered into an agreement with LTS pursuant to which the Company agreed to make available to LTS the services of the Company’s Executive Vice President (the “EVP”) to serve as the President and Chief Executive Officer of LTS and to provide certain other financial, accounting and tax services, including assistance with complying with Section 404 of the Sarbanes-Oxley Act of 2002 and assistance in the preparation of income tax returns. LTS paid the Company $850 for each of 2019, 2018 and 2017 under the agreement. These amounts are recorded as equity income. LTS paid cash compensation to the President and Chief Executive Officer of the Company, who served as Vice Chairman of LTS, of $1,525, $1,525 and $1,425 for 2019, 2018 and 2017, respectively, and director fees of $75, $50 and $53 for 2019, 2018 and 2017, respectively. LTS paid cash compensation to the Company EVP, who served as President and CEO of LTS, of $2,142, $2,025 and $1,625 for 2019, 2018 and 2017, respectively.
The Company owned 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) as of December 31, 2019 and recorded dividend income from the investment of $480 in each of 2019, 2018 and 2017.
On November 11, 2019, LTS entered into an Agreement and Plan of Merger with Advisor Group whereby each LTS common share was converted into the right to receive $3.50 per common share. On February 14, 2020, the merger was completed and the Company received proceeds of $53,169 from the Company’s 15,191,205 common shares of LTS. The Company has also tendered 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) for redemption and anticipates receiving an additional $6,009 in March 2020. At the closing of the transaction, the Company’s Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and the Company’s management agreement with LTS was terminated.
Castle Brands Inc. In October 2008, the Company entered into an agreement with Castle Brands Inc. (NYSE American: ROX), a publicly-traded developer and importer of premium branded spirits where the Company agreed to make available to Castle the services of the EVP to serve as the President and Chief Executive Officer of Castle and to provide other financial, accounting and tax services. The Company recognized management fees of $75 in 2019 and $100 in both 2018 and 2017 under the agreement, respectively. Castle paid retention payments of $515 in 2019, $500 in 2018 and $400 in 2017 to the EVP who served as President and Chief Executive Officer as well as a director of Castle until October 2019.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 9, 2019, Castle was acquired pursuant to a cash tender offer of $1.27 per outstanding Common Share and, in connection therewith, the Company tendered the entire amount of its 12,895,017 common shares of Castle. The Company received $16,377 in proceeds from this sale. Additionally, at the closing of the transaction, the Company’s Executive Vice President resigned as President and Chief Executive Officer of Castle and the Company’s management agreement with Castle was terminated.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $215, $247 and $249 in 2019, 2018 and 2017, respectively, on various insurance policies issued for the Company and its subsidiaries.
Other. In addition to its investment in LTS and Castle, the Company has made investments in other entities where Dr. Frost has a relationship. Dr. Frost is a director, executive officer and/or more than 10% shareholder in these entities other than LTS. As of December 31, 2019, these included the following: (i) an investment in BioCardia, Inc. (OTC: BCDA) and (ii) an investment in Cocrystal Pharma, Inc. (OTCQB: COCP). Additional investments in entities where Dr. Frost has a relationship may be made in the future.
In September 2012, the Company entered into an office lease (the “Lease”) with Frost Real Estate Holdings, LLC (“FREH”), an entity affiliated with Dr. Frost. The Lease is for 12,390 square feet of space in an office building in Miami, Florida and will expire on April 20, 2023. The Lease provides for payments of $36 per month increasing to $41 per month. The Company recorded rental expense of $458, $450 and $415 for the years ended December 31, 2019, 2018 and 2017, respectively, associated with the lease.
A son of the Company’s President and Chief Executive Officer is an associate broker with Douglas Elliman and he received commissions and other payments of $712, $318 and $787, respectively, in accordance with brokerage activities in 2019, 2018 and 2017, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$307,655	$307,655	$—	$—

Commercial paper (1)	47,328	—	47,328	—

Certificates of deposit (2)	2,193	—	2,193	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	23,819	23,819	—	—
Mutual funds invested in fixed-income securities	22,377	22,377	—	—
Total equity securities at fair value	46,196	46,196	—	—
Debt securities available for sale
U.S. government securities	14,660	—	14,660	—
Corporate securities	54,413	—	54,413	—
U.S. government and federal agency	6,816	—	6,816	—
Commercial mortgage-backed securities	382	—	382	—
Commercial paper	5,887	—	5,887	—
Index-linked U.S. bonds	779	—	779	—
Foreign fixed-income securities	508	—	508	—
Total debt securities available for sale	83,445	—	83,445	—

Total investment securities at fair value	129,641	46,196	83,445	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient (3)	45,781	—	—	—

Total	$533,133	$354,386	$132,966	$—

Liabilities:
Fair value of contingent liability	$3,147	$—	$—	$3,147
Fair value of derivatives embedded within convertible debt	4,999	—	—	4,999
Total	$8,146	$—	$—	$8,146

(1)
Amounts included in Cash and cash equivalents on the consolidated balance sheet, except for $4,423 that is included in current restricted assets and $3,160 that is included in non-current restricted assets.

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
The contingent liability is recorded within “Other liabilities” in the consolidated balance sheet, and any change in fair value will be recorded in “Other, net” within the consolidated statements of operations. The value of the contingent liability is calculated using the outstanding payable owed to the sellers and the estimated fair value of Douglas Elliman. The liability is contingent upon the sale of a controlling interest in Douglas Elliman by the Company prior to October 1, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2019	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$4,999	Discounted cash flow	Assumed annual 2019 stock dividend	5%
			Assumed remaining cash dividends - Q4 2019 and Q1 2020	$0.40/$0.20
			Stock price	$13.39
			Convertible trading price (as a percentage of par value)	103.94%
			Maturity	April 15, 2020
			Volatility	36.94%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	1.0% - 3.0% (2.0%)

Fair value of contingent liability	$3,147	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$271,500
			Risk-free rate for a 3-year term	1.61%
			Leverage-adjusted equity volatility of peer firms	35.56%

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2018	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$31,424	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend (1)	$1.60
			Stock price (1)	$9.73
			Convertible trading price (as a percentage of par value)	100.31%
			Maturity	April 15, 2020
			Volatility	20.39%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	8.0% - 9.0% (8.5%)

Fair value of contingent liability	$6,304	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$320,000
			Risk-free rate for a 4-year term	2.45%
			Leverage-adjusted equity volatility of peer firms	30.22%

(1) Amount has not been adjusted to give effect to the stock dividend in 2019.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements except for investments in real estate ventures that were impaired as of December 31, 2019 and 2018, respectively.

The Company’s investment in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Year Ended December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$39,757	$18,335	$—	$—	$18,335

The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $39,757 of impairment charges were included in the results from operations for the year ended December 31, 2019.

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
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2019, 2018 and 2017 was as follows:

			Real		Corporate
	Tobacco		Estate		and Other		Total

2019
Revenues	$1,114,840		$788,871		$—		$1,903,711
Operating income (loss)	261,630	(1)	(2,930)		(27,565)		231,135
Equity in losses from real estate ventures	—		(19,288)		—		(19,288)
Identifiable assets	336,566		666,550	(4)	501,973	(6)	1,505,089
Depreciation and amortization	7,824		9,033		994		17,851
Capital expenditures	4,173		8,276		126		12,575

2018
Revenues	$1,111,094		$759,168		$—		$1,870,262
Operating income (loss)	246,527	(2)	3,435	(5)	(25,913)		224,049
Equity in earnings from real estate ventures	—		14,446		—		14,446
Identifiable assets	315,706		539,828	(4)	693,970	(6)	1,549,504
Depreciation and amortization	8,210		9,580		1,017		18,807
Capital expenditures	4,599		13,061		22		17,682

2017
Revenues	$1,080,950		$727,364		$(838)		$1,807,476
Operating income (loss)	240,400	(3)	21,439		(26,191)		235,648
Equity in earnings from real estate ventures	—		21,395		—		21,395
Identifiable assets	309,316		558,776	(4)	460,186	(6)	1,328,278
Depreciation and amortization	8,826		8,511		1,277		18,614
Capital expenditures	3,705		16,129		35		19,869

_____________________________

(1)	Operating income includes $990 of litigation settlement and judgment expense.

(2)	Operating income includes $6,298 of income from MSA Settlement, and $685 of litigation settlement and judgment expense.

(3)	Operating income includes $2,721 of income from MSA Settlement, and $6,591 of litigation settlement and judgment expense.

(4)	Includes real estate investments accounted for under the equity method of accounting of $131,556, $141,105 and $188,131 as of December 31, 2019, 2018 and 2017, respectively.

(5)	Operating income includes $2,469 of litigation settlement and judgment income.

(6)
Corporate and Other identifiable assets primarily includes cash of $272,459, investment securities of $129,641, equity securities at fair value that qualify for the NAV practical expedient of $45,781, and equity-method investments of $15,942 as of December 31, 2019. Corporate and other identifiable assets primarily includes cash of $474,974, investment securities of $131,569, equity securities at fair value that qualify for the NAV practical expedient of $54,628, and equity-method investments of $11,631 as of December 31, 2018. Corporate and other identifiable assets primarily includes cash of $195,053, investment securities of $150,489, long-term investments accounted at cost of $65,450, and long-term investments accounted for under the equity method of accounting of $15,841 as of December 31, 2017.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2019 and 2018 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Revenues	$439,565	$504,790	$538,432	$420,924
Gross Profit	137,636	159,334	170,258	134,904
Operating income	45,581	66,720	76,244	42,590
Net income	10,667	36,008	39,307	15,033
Net income applicable to common shares attributed to Vector Group Ltd.	10,706	36,008	39,307	14,953
Per basic common share(1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.23	$0.25	$0.09
Per diluted common share(1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.23	$0.25	$0.08
_____________________________

(1)
Per share computations include the impact of a 5% stock dividend paid on September 27, 2019. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenues	$445,939	$513,869	$481,488	$428,966
Gross Profit	140,798	153,567	148,722	134,691
Operating income	48,086	66,018	61,861	48,084
Net income	20,319	15,028	18,996	3,664
Net income applicable to common shares attributed to Vector Group Ltd.	21,074	12,002	17,818	7,211
Per basic common share(1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.13	$0.07	$0.11	$0.04
Per diluted common share(1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.13	$0.07	$0.11	$0.04
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
Presented herein are Condensed Consolidating Balance Sheets as of December 31, 2019 and 2018, the related Condensed Consolidating Statements of Operations for the years ended December 31, 2019, 2018 and 2017, and the related Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$272,282	$27,178	$71,881	$—	$371,341
Investment securities at fair value	129,641	—	—	—	129,641
Accounts receivable - trade, net	—	15,646	21,313	—	36,959
Intercompany receivables	44,043	—	—	(44,043)	—
Inventories	—	98,762	—	—	98,762
Income taxes receivable, net	—	—	95	(95)	—
Other current assets	9,159	9,021	26,731	—	44,911
Total current assets	455,125	150,607	120,020	(44,138)	681,614
Property, plant and equipment, net	425	33,816	47,919	—	82,160
Investments in real estate, net	—	—	28,317	—	28,317
Long-term investments (of which $45,781 were carried at fair value)	61,723	—	—	—	61,723
Investments in real estate ventures	—	—	131,556	—	131,556
Operating lease right of use assets	7,085	4,830	137,663	—	149,578
Investments in consolidated subsidiaries	420,353	238,040	—	(658,393)	—
Goodwill and other intangible assets, net	—	107,511	158,482	—	265,993
Other assets	15,080	46,416	42,652	—	104,148
Total assets	$959,791	$581,220	$666,609	$(702,531)	$1,505,089
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$163,932	$45,210	$10,127	$(10,000)	$209,269
Current portion of fair value of derivatives embedded within convertible debt	4,999	—	—	—	4,999
Intercompany payables	—	236	43,807	(44,043)	—
Income taxes payable, net	2,398	2,835	—	(95)	5,138
Current payments due under the Master Settlement Agreement	—	34,116	—	—	34,116
Current operating lease liability	508	2,015	15,771	—	18,294
Other current liabilities	52,065	78,947	59,202	(897)	189,317
Total current liabilities	223,902	163,359	128,907	(55,035)	461,133
Notes payable, long-term debt and other obligations, less current portion	1,377,108	20,089	20,019	(20,000)	1,397,216
Non-current employee benefits	50,806	17,047	—	—	67,853
Deferred income taxes, net	(14,492)	22,620	25,567	—	33,695
Non-current operating lease liability	7,558	3,402	146,003	—	156,963
Other liabilities, including litigation accruals and payments due under the Master Settlement Agreement	373	41,020	34,999	(3,147)	73,245
Total liabilities	1,645,255	267,537	355,495	(78,182)	2,190,105
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(685,464)	313,683	310,666	(624,349)	(685,464)
Non-controlling interest	—	—	448	—	448
Total stockholders' (deficiency) equity	(685,464)	313,683	311,114	(624,349)	(685,016)
Total liabilities and stockholders' deficiency	$959,791	$581,220	$666,609	$(702,531)	$1,505,089

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,115,318	$788,871	$(478)	$1,903,711
Expenses:
Cost of sales	—	771,130	530,449	—	1,301,579
Operating, selling, administrative and general expenses	38,051	71,001	261,433	(478)	370,007
Litigation settlement and judgment expense (income)	—	990	—	—	990
Management fee expense	—	11,971	—	(11,971)	—
Operating (loss) income	(38,051)	260,226	(3,011)	11,971	231,135
Other income (expenses):
Interest expense	(134,594)	(3,838)	(913)	897	(138,448)
Change in fair value of derivatives embedded within convertible debt	26,425	—	—	—	26,425
Loss on extinguishment of debt	(4,301)	—	—	—	(4,301)
Equity in losses from real estate ventures	—	—	(19,288)	—	(19,288)
Equity in earnings in consolidated subsidiaries	182,959	6,185	—	(189,144)	—
Management fee income	11,971	—	—	(11,971)	—
Other, net	30,193	5,340	5,929	(3,157)	38,305
Income (loss) before provision for income taxes	74,602	267,913	(17,283)	(191,404)	133,828
Income tax benefit (expense)	26,372	(65,069)	5,884	—	(32,813)
Net income (loss)	100,974	202,844	(11,399)	(191,404)	101,015
Net income attributed to non-controlling interest	—	—	(41)	—	(41)
Net income (loss) attributed to Vector Group Ltd.	$100,974	$202,844	$(11,440)	$(191,404)	$100,974
Comprehensive income attributed to non-controlling interest	$—	$—	$(41)	$—	$(41)
Comprehensive income (loss) attributed to Vector Group Ltd.	$103,845	$204,269	$(11,440)	$(192,829)	$103,845

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Year Ended December 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$1,111,572	$759,168	$(478)	$1,870,262
Expenses:
Cost of sales	—	787,251	505,233	—	1,292,484
Operating, selling, administrative and general expenses	35,332	66,781	253,878	(478)	355,513
Litigation settlement and judgment expense	—	685	(2,469)	—	(1,784)
Management fee expense	—	11,509	—	(11,509)	—
Operating (loss) income	(35,332)	245,346	2,526	11,509	224,049
Other income (expenses):
Interest expense	(200,916)	(2,797)	(67)	—	(203,780)
Change in fair value of derivatives embedded within convertible debt	44,989	—	—	—	44,989
Loss on extinguishment of debt	(4,066)	—	—	—	(4,066)
Equity in earnings from real estate ventures	—	—	14,446	—	14,446
Equity in earnings in consolidated subsidiaries	195,582	3,669	—	(199,251)	—
Management fee income	11,509	—	—	(11,509)	—
Other, net	3,193	(997)	1,725	—	3,921
Income before provision for income taxes	14,959	245,221	18,630	(199,251)	79,559
Income tax benefit (expense)	43,146	(60,749)	(3,949)	—	(21,552)
Net income	58,105	184,472	14,681	(199,251)	58,007
Net loss attributed to non-controlling interest	—	—	98	—	98
Net income attributed to Vector Group Ltd.	$58,105	$184,472	$14,779	$(199,251)	$58,105
Comprehensive loss attributed to non-controlling interest	$—	$—	$98	$—	$98
Comprehensive income attributed to Vector Group Ltd.	$56,730	$181,041	$14,779	$(195,820)	$56,730

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Revenues	$—	$1,080,590	$727,364	$(478)	$1,807,476
Expenses:
Cost of sales	—	750,768	477,278	—	1,228,046
Operating, selling, administrative and general expenses	34,790	74,107	228,772	(478)	337,191
Litigation settlement and judgment expense	—	6,591	—	—	6,591
Management fee expense	—	11,069	—	(11,069)	—
Operating (loss) income	(34,790)	238,055	21,314	11,069	235,648
Other income (expenses):
Interest expense	(169,910)	(3,740)	(35)	—	(173,685)
Changes in fair value of derivatives embedded within convertible debt	35,919	—	—	—	35,919
Loss on extinguishment of debt	(34,110)	—	—	—	(34,110)
Equity in earnings from real estate ventures	—	—	21,395	—	21,395
Equity in earnings in consolidated subsidiaries	200,480	15,077	—	(215,557)	—
Management fee income	11,069	—	—	(11,069)	—
Other, net	576	2,101	1,324	—	4,001
Income before provision for income taxes	9,234	251,493	43,998	(215,557)	89,168
Income tax benefit (expense)	75,338	(73,546)	(210)	—	1,582
Net income	84,572	177,947	43,788	(215,557)	90,750
Net income attributed to non-controlling interest	—	—	(6,178)	—	(6,178)
Net income attributed to Vector Group Ltd.	$84,572	$177,947	$37,610	$(215,557)	$84,572
Comprehensive income attributed to non-controlling interest	$—	$—	$(6,178)	$—	$(6,178)
Comprehensive income attributed to Vector Group Ltd.	$83,246	$161,577	$37,610	$(199,187)	$83,246

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$166,855	$219,173	$6,654	$(268,611)	$124,071
Cash flows from investing activities:
Sale of investment securities	21,879	—	—	—	21,879
Maturities of investment securities	68,859	—	—	—	68,859
Purchase of investment securities	(87,766)	—	—	—	(87,766)
Proceeds from sale or liquidation of long-term investments	8,256	—	—	—	8,256
Purchase of long-term investments	(6,556)	—	(2,667)	—	(9,223)
Investments in real estate ventures	—	—	(52,529)	—	(52,529)
Distributions from investments in real estate ventures	—	—	41,300	—	41,300
Increase in cash surrender value of life insurance policies	(235)	(484)	—	—	(719)
(Increase) decrease in restricted assets	(29)	1,023	—	—	994
Investments in subsidiaries	(59,467)	—	—	59,467	—
Proceeds from sale of fixed assets	—	8	9	—	17
Purchase of subsidiaries	—	—	(380)	—	(380)
Capital expenditures	(126)	(4,173)	(8,276)	—	(12,575)
Investments in real estate, net	—	—	(2,295)	—	(2,295)
Pay downs of investment securities	1,083	—	—	—	1,083
Net cash used in investing activities	(54,102)	(3,626)	(24,838)	59,467	(23,099)
Cash flows from financing activities:
Proceeds from issuance of debt	230,000	—	—	—	230,000
Deferred financing costs	(9,297)	(505)	—	—	(9,802)
Repayments of debt	(292,390)	(820)	(209)	—	(293,419)
Borrowings under revolver	—	243,688	—	—	243,688
Repayments on revolver	—	(239,526)	—	—	(239,526)
Capital contributions received	—	1,225	58,242	(59,467)	—
Intercompany dividends paid	—	(215,728)	(52,883)	268,611	—
Dividends and distributions on common stock	(238,249)	—	—	—	(238,249)
Distributions to non-controlling interest	—	—	(286)	—	(286)
Tax withholdings related to net share settlements of stock option exercise	(5,415)	—	—	—	(5,415)
Other	—	—	(216)	—	(216)
Net cash (used in) provided by financing activities	(315,351)	(211,666)	4,648	209,144	(313,225)
Net (decrease) increase in cash, cash equivalents and restricted cash	(202,598)	3,881	(13,536)	—	(212,253)
Cash, cash equivalents and restricted cash, beginning of period	474,880	23,849	93,000	—	591,729
Cash, cash equivalents and restricted cash, end of period	$272,282	$27,730	$79,464	$—	$379,476

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Year Ended December 31, 2018
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$188,568	$204,638	$36,719	$(248,091)	$181,834
Cash flows from investing activities:
Sale of investment securities	14,673	3,955	—	—	18,628
Maturities of investment securities	24,719	—	—	—	24,719
Purchase of investment securities	(34,445)	—	—	—	(34,445)
Proceeds from sale or liquidation of long-term investments	19,487	—	—	—	19,487
Purchase of long-term investments	(415)	—	—	—	(415)
Investments in real estate ventures	—	—	(9,728)	—	(9,728)
Distributions from investments in real estate ventures	—	—	54,233	—	54,233
Increase in cash surrender value of life insurance policies	(280)	(484)	—	—	(764)
Decrease in restricted assets	6	520	—	—	526
Issuance of notes receivable	—	—	(450)	—	(450)
Investments in subsidiaries	(17,224)	—	(10,000)	27,224	—
Proceeds from sale of fixed assets	—	9	—	—	9
Cash acquired in purchase of subsidiaries	—	—	654	—	654
Purchase of subsidiaries	—	(10,000)	(404)	—	(10,404)
Repayments of notes receivable	20,000	—	67	(20,000)	67
Capital expenditures	(22)	(4,599)	(13,061)	—	(17,682)
Investments in real estate, net	—	—	(2,583)	—	(2,583)
Pay downs of investment securities	1,611	—	—	—	1,611
Net cash provided by (used in) investing activities	28,110	(10,599)	18,728	7,224	43,463
Cash flows from financing activities:
Proceeds from issuance of debt	325,000	—	—	—	325,000
Deferred financing costs	(9,400)	—	—	—	(9,400)
Repayments of debt	(26,750)	(21,631)	(308)	20,000	(28,689)
Borrowings under revolver		307,023	—	—	307,023
Repayments on revolver	—	(310,551)	—	—	(310,551)
Capital contributions received	—	10,800	16,424	(27,224)	—
Intercompany dividends paid	—	(176,006)	(72,085)	248,091	—
Dividends and distributions on common stock	(225,367)	—	—	—	(225,367)
Distributions to non-controlling interest	—	—	(2,521)	—	(2,521)
Net cash provided by (used in) financing activities	63,483	(190,365)	(58,490)	240,867	55,495
Net increase (decrease) in cash, cash equivalents and restricted cash	280,161	3,674	(3,043)	—	280,792
Cash, cash equivalents and restricted cash, beginning of period	194,719	20,175	96,043	—	310,937
Cash, cash equivalents and restricted cash, end of period	$474,880	$23,849	$93,000	$—	$591,729

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017
	Parent/ Issuer	Subsidiary Guarantors	Subsidiary Non- Guarantors	Consolidating Adjustments	Consolidated Vector Group Ltd.
Net cash provided by operating activities	$177,259	$171,122	$59,202	$(275,997)	$131,586
Cash flows from investing activities:
Sale of investment securities	28,761	—	—	—	28,761
Maturities of investment securities	101,097	—	—	—	101,097
Purchase of investment securities	(132,654)	—	—	—	(132,654)
Proceeds from sale or liquidation of long-term investments	500	—	466	—	966
Purchase of long-term investments	(31,650)	—	(860)	—	(32,510)
Investments in real estate ventures	—	—	(38,807)	—	(38,807)
Distributions from investments in real estate ventures	—	—	61,718	—	61,718
Increase in cash surrender value of life insurance policies	(318)	(484)	—	—	(802)
Decrease in restricted assets	227	1,783	240	—	2,250
Issuance of notes receivable	(20,000)	—	(1,633)	20,000	(1,633)
Proceeds from sale of fixed assets	—	76	—	—	76
Purchase of subsidiaries	—	—	(6,569)	—	(6,569)
Investments in subsidiaries	(38,458)	—	—	38,458	—
Capital expenditures	(35)	(3,705)	(16,129)	—	(19,869)
Investments in real estate, net	—	—	(619)	—	(619)
Pay downs of investment securities	2,633	—	—	—	2,633
Net cash used in investing activities	(89,897)	(2,330)	(2,193)	58,458	(35,962)
Cash flows from financing activities:
Proceeds from issuance of debt	850,000	20,000	21	(20,000)	850,021
Repayments of debt	(835,000)	(1,882)	(323)	—	(837,205)
Deferred financing costs	(19,200)	—	—	—	(19,200)
Borrowings under revolver	—	157,630	—	—	157,630
Repayments on revolver	—	(163,474)	—	—	(163,474)
Capital contributions received	—	2,400	36,058	(38,458)	—
Intercompany dividends paid	—	(182,975)	(93,022)	275,997	—
Dividends and distributions on common stock	(211,488)	—	—	—	(211,488)
Distributions to non-controlling interest	—	—	(2,779)	—	(2,779)
Proceeds from exercise of Vector options	43,230	—	—	—	43,230
Net cash used in financing activities	(172,458)	(168,301)	(60,045)	217,539	(183,265)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,096)	491	(3,036)	—	(87,641)
Cash, cash equivalents and restricted cash, beginning of period	279,815	19,684	99,079	—	398,578
Cash, cash equivalents and restricted cash, end of period	$194,719	$20,175	$96,043	$—	$310,937

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions	Balance at End of Period
Year Ended December 31, 2019
Allowances for:
Doubtful accounts	$449	$246		$21	$674
Cash discounts	317	25,970		25,968	319
Deferred tax valuation allowance	3,817	—		2,525	1,292
Sales returns	6,935	4,068		3,218	7,785
Total	$11,518	$30,284		$31,732	$10,070
Year Ended December 31, 2018
Allowances for:
Doubtful accounts	$33	$429		$13	$449
Cash discounts	365	28,154		28,202	317
Deferred tax valuation allowance	3,664	153		—	3,817
Sales returns	5,632	4,700	(1)	3,397	6,935
Total	$9,694	$33,436		$31,612	$11,518
Year Ended December 31, 2017
Allowances for:
Doubtful accounts	$88	$63		$118	$33
Cash discounts	273	27,685		27,593	365
Deferred tax valuation allowance	4,439	—		775	3,664
Sales returns	6,558	3,070		3,996	5,632
Total	$11,358	$30,818		$32,482	$9,694
_____________________________
(1) Includes $2,525 of adjustments related to Topic 606 adoption.