Form 10-Q
period 2020-03-31
VECTOR GROUP LTD
filed 2020-05-11
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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
☐ Yes ☒ No
At May 4, 2020, Vector Group Ltd. had 148,084,900 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$467,264	$371,341
Investment securities at fair value	103,875	129,641
Accounts receivable - trade, net	39,453	36,959
Inventories	105,324	98,762
Other current assets	37,951	44,911
Total current assets	753,867	681,614
Property, plant and equipment, net	80,334	82,160
Investments in real estate, net	28,646	28,317
Long-term investments (of which $34,417 and $45,781 were carried at fair value)	47,129	61,723
Investments in real estate ventures	124,867	131,556
Operating lease right of use assets	144,630	149,578
Goodwill and other intangible assets, net	207,699	265,993
Other assets	107,649	104,148
Total assets	$1,494,821	$1,505,089
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$203,537	$209,269
Current portion of fair value of derivatives embedded within convertible debt	1,669	4,999
Current payments due under the Master Settlement Agreement	77,285	34,116
Income taxes payable, net	21,992	5,138
Current operating lease liability	18,098	18,294
Other current liabilities	192,740	189,317
Total current liabilities	515,321	461,133
Notes payable, long-term debt and other obligations, less current portion	1,395,617	1,397,216
Non-current employee benefits	60,711	67,853
Deferred income taxes, net	16,400	33,695
Non-current operating lease liability	152,113	156,963
Payments due under the Master Settlement Agreement	17,275	17,275
Other liabilities	56,383	55,970
Total liabilities	2,213,820	2,190,105
Commitments and contingencies (Note 10)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 148,084,900 and 148,084,900 shares issued and outstanding	14,808	14,808
Accumulated deficit	(712,221)	(678,464)
Accumulated other comprehensive loss	(21,586)	(21,808)
Total Vector Group Ltd. stockholders' deficiency	(718,999)	(685,464)
Non-controlling interest	—	448
Total stockholders' deficiency	(718,999)	(685,016)
Total liabilities and stockholders' deficiency	$1,494,821	$1,505,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Tobacco*	$287,069	$256,756
Real estate	167,419	164,168
Total revenues	454,488	420,924

Expenses:
Cost of sales:
Tobacco*	197,290	177,303
Real estate	113,333	108,717
Total cost of sales	310,623	286,020

Operating, selling, administrative and general expenses	90,517	92,314
Impairments of goodwill and intangible assets	58,252	—
Operating (loss) income	(4,904)	42,590

Other income (expenses):
Interest expense	(35,627)	(37,520)
Change in fair value of derivatives embedded within convertible debt	3,330	10,349
Equity in earnings from investments	50,152	1,362
Equity in losses from real estate ventures	(6,505)	(2,439)
Other, net	(10,655)	7,440
(Loss) income before provision for income taxes	(4,209)	21,782
Income tax (benefit) expense	(978)	6,749

Net (loss) income	(3,231)	15,033

Net income attributed to non-controlling interest	—	(80)

Net (loss) income attributed to Vector Group Ltd.	$(3,231)	$14,953

Per basic common share:

Net (loss) income applicable to common shares attributed to Vector Group Ltd.	$(0.03)	$0.09

Per diluted common share:

Net (loss) income applicable to common shares attributed to Vector Group Ltd.	$(0.03)	$0.08

* Revenues and cost of sales include federal excise taxes of $113,139, and $104,633, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2020	2019

Net (loss) income	$(3,231)	$15,033

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(664)	377
Net unrealized losses (gains) reclassified into net (loss) income	503	(33)
Net unrealized (losses) gains on investment securities available for sale	(161)	344

Net change in pension-related amounts
Amortization of loss	464	457
Net change in pension-related amounts	464	457

Other comprehensive income	303	801

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	180	(104)
Net unrealized losses (gains) reclassified into net (loss) income on investment securities	(136)	9
Pension-related amounts	(125)	(125)
Income tax provision on other comprehensive income	(81)	(220)

Other comprehensive income, net of tax	222	581

Comprehensive (loss) income	(3,009)	15,614

Comprehensive income attributed to non-controlling interest	—	(80)
Comprehensive (loss) income attributed to Vector Group Ltd.	$(3,009)	$15,534

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2020	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net loss	—	—	—	(3,231)	—	—	(3,231)
Total other comprehensive income	—	—	—	—	222	—	222
Distributions and dividends on common stock ($0.20 per share)	—	—	(2,258)	(28,263)	—	—	(30,521)
Stock-based compensation	—	—	2,258	—	—	—	2,258
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Balance as of March 31, 2020	148,084,900	$14,808	$—	$(712,221)	$(21,586)	$—	$(718,999)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2019	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	14,953	—	80	15,033
Total other comprehensive income	—	—	—	—	581	—	581
Distributions and dividends on common stock ($0.38 per share)	—	—	(2,264)	(56,512)	—	—	(58,776)
Surrender of shares in connection with restricted stock vesting	(15,577)	(2)	(172)	—	—	—	(174)
Effect of 2019 stock dividend*	7,044,953	704	—	(704)	—	—	—
Stock-based compensation	—	—	2,436	—	—	—	2,436
Distributions to non-controlling interest	—	—	—	—	—	(285)	(285)
Balance as of March 31, 2019	147,944,018	$14,794	$—	$(581,285)	$(24,098)	$488	$(590,101)

*    Represents the effect of the September 27, 2019 stock dividends on the first quarter 2019 common-stock activity.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Net cash provided by operating activities	$115,309	$19,726
Cash flows from investing activities:
Sale of investment securities	16,672	7,759
Maturities of investment securities	15,616	11,308
Purchase of investment securities	(15,798)	(20,623)
Proceeds from sale or liquidation of long-term investments	19,544	—
Purchase of long-term investments	(5,238)	—
Investments in real estate ventures	(673)	(871)
Distributions from investments in real estate ventures	1,036	1,134
Increase in cash surrender value of life insurance policies	(258)	(238)
Decrease (increase) in restricted assets	93	(7)
Capital expenditures	(4,888)	(3,825)
Purchase of subsidiaries	—	(668)
Pay downs of investment securities	202	258
Investments in real estate, net	(340)	(641)
Net cash provided by (used in) investing activities	25,968	(6,414)
Cash flows from financing activities:
Proceeds from issuance of debt	36	—
Repayments of debt	(2,638)	(230,466)
Borrowings under revolver	126,603	94,400
Repayments on revolver	(137,056)	(87,420)
Dividends and distributions on common stock	(32,074)	(60,459)
Distributions to non-controlling interest	(448)	(285)
Net cash used in financing activities	(45,577)	(284,230)
Net increase (decrease) in cash, cash equivalents and restricted cash	95,700	(270,918)
Cash, cash equivalents and restricted cash, beginning of period	379,476	591,729
Cash, cash equivalents and restricted cash, end of period	$475,176	$320,811

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.

(b)	Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available and then to accumulated deficit. The Company’s stock dividends are recorded as stock splits and given retroactive effect to earnings per share for all periods presented. On November 5, 2019, the Company announced that its board of directors decided that the Company will no longer pay an annual stock dividend.

(c)	Earnings Per Share (“EPS”):

Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on September 27, 2019. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend.

Net (loss) income for purposes of determining basic EPS was as follows:

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income attributed to Vector Group Ltd.	$(3,231)	$14,953
Income attributed to participating securities	(561)	(2,003)
Net (loss) income applicable to common shares attributed to Vector Group Ltd.	$(3,792)	$12,950

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net (loss) income for purposes of determining diluted EPS was as follows:

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income attributed to Vector Group Ltd.	$(3,231)	$14,953
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	(1,246)
Income attributed to participating securities	(561)	(2,003)
Net (loss) income applicable to common shares attributed to Vector Group Ltd.	$(3,792)	$11,704

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2020	2019
Weighted-average shares for basic EPS	147,000,114	146,468,233
Plus incremental shares related to convertible debt	—	2,915,614
Plus incremental shares related to stock options and non-vested restricted stock	83,603	15,403
Weighted-average shares for diluted EPS	147,083,717	149,399,250

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2020 and 2019, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods and the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended
	March 31,
	2020	2019
Weighted-average shares of non-vested restricted stock	625,122	1,407,820
Weighted-average expense per share	$19.54	$17.92
Weighted-average number of shares issuable upon conversion of debt	8,368,690	11,447,061
Weighted-average conversion price	$20.27	$20.27

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)	Fair Value of Derivatives Embedded within Convertible Debt:

The Company has estimated the fair value of the embedded derivatives based principally on the results of a valuation model. A readily determinable fair value of the embedded derivatives is not available. The estimated fair value of the derivatives embedded within the convertible debt is based principally on the present value of future dividend payments expected to be received by the convertible debt holders over the term of the debt. The discount rate applied to the future cash flows is estimated based on a spread in the yield of the Company’s debt when compared to risk-free securities with the same duration. The valuation model assumes future dividend payments by the Company and utilizes interest rates and credit spreads for secured to unsecured debt, unsecured to subordinated debt and subordinated debt to preferred stock to determine the fair value of the derivatives embedded within the convertible debt. The valuation also considers other items, including current and future dividends and the volatility of Vector’s stock price. At March 31, 2020, the range of estimated fair values of the Company’s embedded derivatives was between $1,668 and $1,670. The Company recorded the fair value of its embedded derivatives at the approximate midpoint of the range at $1,669 as of March 31, 2020. At December 31, 2019, the range of estimated fair values of the Company’s embedded derivatives was between $4,993 and $5,005. The Company recorded the fair value of its embedded derivatives at the midpoint of the range at $4,999 as of December 31, 2019. (See Note 9.)

(e)	Investments in Real Estate Ventures:
In accounting for its investments in real estate ventures, the Company identified its participation in Variable Interest Entities (“VIE”), which are defined as (a) entities in which the equity investment at risk is not sufficient to finance its activities without additional subordinated financial support; (b) as a group, the equity investors at risk lack 1) the power to direct the activities of a legal entity that most significantly impact the entity’s economic performance, 2) the obligation to absorb the expected losses of the entity, or 3) the right to receive the expected residual returns of the entity; or (c) as a group, the equity investors have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2020	2019
Interest and dividend income	$2,680	$3,208
Net (losses) gains recognized on investment securities	(12,240)	4,773
Net periodic benefit cost other than the service costs	(455)	(541)
Other expense	(640)	—
Other, net	$(10,655)	$7,440

(g)	Other Assets:

Other assets consisted of:

	March 31, 2020	December 31, 2019
Restricted assets	$5,251	$5,241
Prepaid pension costs	31,946	31,686
Other assets	70,452	67,221
Total other assets	$107,649	$104,148

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	March 31, 2020	December 31, 2019
Accounts payable	$13,355	$10,222
Accrued promotional expenses	40,106	35,900
Accrued excise and payroll taxes payable, net	28,488	18,653
Accrued interest	35,113	35,756
Commissions payable	17,800	18,378
Accrued salary and benefits	11,653	29,464
Contract liabilities	4,547	9,358
Allowance for sales returns	8,444	7,785
Other current liabilities	33,234	23,801
Total other current liabilities	$192,740	$189,317

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$467,264	$371,341
Restricted cash and cash equivalents included in other current assets	4,198	4,423
Restricted cash and cash equivalents included in other assets	3,714	3,712
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$475,176	$379,476

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

(j)    New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2020:
In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which is designed to improve the effectiveness of disclosures by removing, modifying and adding disclosures related to fair value measurements. The ASU eliminates disclosures such as the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy. The ASU also adds new disclosure requirements for Level 3 measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-13 impacted financial statement disclosure and had no impact on operating results.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), sets forth a current expected credit loss model that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Subsequent updates were released in November 2018 (ASU No. 2018-19), November 2019 (ASU No. 2019-10 and 2019-11) and February 2020 (ASU No. 2020-02) that provided additional guidance on this Topic. This guidance is effective for fiscal years beginning after December 15, 2019.
The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

loss measurement objective for the recognition of credit losses for notes and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaced the previous impairment models in U.S. GAAP, which generally required that a loss be incurred before it is recognized. The new standard applies to receivables arising from revenue transactions such as contract assets and accounts receivables. The adoption of this standard resulted in an increase in stockholders’ deficiency of $2,263, net of tax, attributed to commercial real estate term loans allowance for credit losses of $3,100 as of January 1, 2020.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the amendments of the ASU, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this update are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. This guidance was adopted on January 1, 2020, on a prospective basis. The Company applied the new guidance to evaluate its goodwill during the first quarter of 2020. As a result, a goodwill impairment charge of $46,252 was recorded as the Company's estimated fair value of a reporting unit was less than its book value.

ASUs to be adopted in future periods:
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. ASU 2018-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company does not plan to early adopt. The adoption of ASU 2018-14 will impact financial statement disclosure with no impact on operating results.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, and clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect the standard will have on its condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company is currently evaluating this guidance to determine the impact it may have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”). This ASU improves and clarifies various financial instruments topics, including the CECL standard issued in 2016 (described above). The ASU includes seven different issues that describe the areas of improvement and the related amendments to U.S. GAAP, that are intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 were effective upon issuance of this update. The amendments related to Issue 3, Issue 6 and Issue 7 were effective for the Company beginning on January 1, 2020. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective for all entities beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

2.	REVENUE RECOGNITION

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
The Company’s Real Estate revenue contracts with customers do not have multiple material performance obligations to customers under ASC Topic 606, except for contracts in the Company’s development marketing business. Contracts in the development marketing business provide the Company with the exclusive right to sell units in a subject property for a commission fee per unit sold calculated as a percentage of the sales price of each unit. Accordingly, a performance obligation exists for each unit in the development marketing property under contract, and a portion of the total contract transaction price is allocated to and recognized at the time each unit is sold.
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
Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended
	March 31,
	2020	2019
Tobacco Segment Revenues:
Core Discount Brands - EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT, and EVE	$258,215	$233,106
Other Brands	28,854	23,650
Total tobacco revenues	$287,069	$256,756
In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended March 31, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$50,109	$34,724	$30,178	$25,700	$140,711
Commission and other brokerage income - development marketing	8,451	—	6,722	82	15,255
Property management revenue	8,562	217	—	—	8,779
Title fees	—	856	—	—	856
Total Douglas Elliman revenue	67,122	35,797	36,900	25,782	165,601
Other real estate revenues	—	—	—	1,818	1,818
Total real estate revenues	$67,122	$35,797	$36,900	$27,600	$167,419

	Three Months Ended March 31, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$65,679	$31,111	$22,971	$18,529	$138,290
Commission and other brokerage income - development marketing	11,386	—	2,630	7	14,023
Property management revenue	8,167	184	—	—	8,351
Title fees	—	1,233	—	—	1,233
Total Douglas Elliman revenue	85,232	32,528	25,601	18,536	161,897
Other real estate revenues	—	—	—	2,271	2,271
Total real estate revenues	$85,232	$32,528	$25,601	$20,807	$164,168

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about contracts assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2020	December 31, 2019
Receivables, which are included in accounts receivable - trade, net	$1,567	$2,129
Contract assets, net, which are included in other current assets	3,914	8,766
Payables, which are included in other current liabilities	1,109	1,663
Contract liabilities, which are included in other current liabilities	4,547	9,358
Contract assets, net, which are included in other assets	26,148	18,443
Contract liabilities, which are included in other liabilities	34,278	29,045

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables decreased $562 for the three-month period ended March 31, 2020 primarily due to cash collections offset by revenue accrued as performance obligations are satisfied. Correspondingly, payables declined by $554 primarily due to cash payments offset by additional expense accruals as performance obligations are satisfied .
Contract assets increased by $2,853 during the three months ended March 31, 2020 due to $8,165 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the contract for the Real Estate development marketing and are recognized as revenue at the points in time when the Company performs under the contract. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of March 31, 2020, the Company estimates approximately $4,547 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $422 during the three months ended March 31, 2020 due to $7,657 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the quarter. The Company recognized revenue of $2,737 for the three months ended March 31, 2020, that were included in the contract liabilities balances at December 31, 2019.
ASC Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods for the three months ended March 31, 2020 and 2019, respectively.

3.	CURRENT EXPECTED CREDIT LOSSES

On January 1, 2020, the Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which sets forth a current expected credit loss model that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.
Topic 326 introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The Company adopted this guidance using the modified

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

retrospective approach, as required, and have not adjusted prior period comparative information and will continue to disclose the prior period financial information in accordance with the previous guidance. The adoption of this standard resulted in an increase in stockholders’ deficiency of $2,263, net of tax, attributed to commercial real estate term loans allowance for credit losses of $3,100 as of January 1, 2020.
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASC 326 was not required for these trade receivables as of January 1, 2020 and March 31, 2020.
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets net of an allowance for credit losses. The Company historically estimated its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. Based on the Company’s historical credit losses on receivables from agents, current and expected future market trends (such as the current and expected impact of Coronavirus (“COVID-19”) on the real estate market), it was determined that the requirements of Topic 326 did not result in a material impact on the Company’s allowance for credit losses as of January 1, 2020 of $6,132. The Company estimated that the credit losses for these receivables were $6,492 at March 31, 2020.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the condensed consolidated balance sheets. New Valley had two loans with a total amortized cost basis of $15,400 and $15,276, including accrued interest receivable of $5,900 and $5,776 at March 31, 2020 and December 31, 2019, respectively, and have maturities in 2021 and beyond. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of Topic 326, New Valley’s expected credit loss estimate was $3,100 as of January 1, 2020 and $4,660 as of March 31, 2020, which reflects the significant current and expected decline in market conditions in the first quarter due to the impact of COVID-19 on the real estate market.
The adoption of this standard did not have a material impact on the debt securities available for sale portfolio.

The following is the rollforward of the allowance for credit losses for the three months ended:

	Balance at Beginning of Period	Current Period Provision		Write-offs	Recoveries	Balance at End of Period
Allowance for credit losses:

Real estate broker agent receivables	$6,132	$360	(1)	$—	$—	6,492

New Valley term loan receivables	3,100	1,560	(2)	—	—	4,660

______________________
(1) The bad debt expense related to the real estate broker agent receivables is included in Operating, selling, administrative and general expenses on the condensed consolidated statements of operations
(2) The credit losses related to the New Valley term loan receivables are included in Other, net on the condensed consolidated statements of operations.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.	LEASES

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
Leasing Policies
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets and lease liabilities on the Company’s balance sheets. Finance leases are included in investments in real estate, net, property, plant and equipment and current and long-term portions of notes payable and long-term debt on the Company’s balance sheets.
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
Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The leases have remaining lease terms of one year to 13 years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating lease cost	$9,424	$8,875
Short-term lease cost	401	234
Variable lease cost	567	792

Finance lease cost:
Amortization	38	56
Interest on lease liabilities	4	3
Total lease cost	$10,434	$9,960

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$9,546	$9,001
Operating cash flows from finance leases	4	3
Financing cash flows from finance leases	37	54

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	66	356
Finance leases	60	—

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$144,630	$149,578

Current operating lease liability	$18,098	$18,294
Non-current operating lease liability	152,113	156,963
Total operating lease liabilities	$170,211	$175,257

Finance leases:
Investments in real estate, net (1)	$117	$88

Property, plant and equipment, at cost	$137	$127
Accumulated amortization	(36)	(19)
Property and equipment, net	$101	$108

Current portion of notes payable and long-term debt	$80	$86
Notes payable, long-term debt and other obligations, less current portion	138	108
Total finance lease liabilities	$218	$194

Weighted average remaining lease term:
Operating leases	8.35	8.46
Finance leases	3.07	3.01

Weighted average discount rate:
Operating leases	10.75%	10.75%
Finance leases	7.60%	8.61%

(1)
Included in Investments in real estate, net on the condensed consolidated balance sheets are financing lease equipment, at cost of $822 and $762 and accumulated amortization of $705 and $674 as of March 31, 2020 and December 31, 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period Ending December 31:
Remainder of 2020	$26,688	$75
2021	35,467	66
2022	32,956	61
2023	30,873	35
2024	25,421	8
2025	20,733	—
Thereafter	96,518	—
Total lease payments	268,656	245
Less imputed interest	(98,445)	(27)
Total	$170,211	$218

The Company has one lease for office space wherein the lessor is an affiliate of a significant shareholder of the Company. This lease represents $1,206 and $1,288 of the ROU asset balances and $1,271 and $1,351 of lease liability balances as of March 31, 2020 and December 31, 2019, respectively. The rent expense for this lease was approximately $115 and $115 for the three months ended March 31, 2020 and March 31, 2019, respectively.
As of March 31, 2020, the Company had no undiscounted lease payments relating to additional operating leases for office space and equipment that have not yet commenced.
Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Topic 842 addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance does not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the COVID-19 pandemic and restrictions intended to prevent its spread.
In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Lease Modification Q&A had no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of any lease concessions granted to the Company or its subsidiaries as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.	INVENTORIES

Inventories consisted of:

	March 31, 2020	December 31, 2019
Leaf tobacco	$55,881	$44,516
Other raw materials	5,230	4,669
Work-in-process	344	333
Finished goods	65,933	71,183
Inventories at current cost	127,388	120,701
LIFO adjustments	(22,064)	(21,939)
	$105,324	$98,762

All of the Company’s inventories at March 31, 2020 and December 31, 2019 are reported under the LIFO method. The $22,064 LIFO adjustment as of March 31, 2020 decreases the current cost of inventories by $15,210 for Leaf tobacco, $182 for Other raw materials, $24 for Work-in-process and $6,648 for Finished goods. The $21,939 LIFO adjustment as of December 31, 2019 decreased the current cost of inventories by $15,210 for Leaf tobacco, $182 for Other raw materials, $24 for Work-in-process and $6,523 for Finished goods.

Liggett enters into purchase commitments with third-party providers for leaf tobacco. The future quantities of leaf tobacco and prices are established at the date of the commitments. At March 31, 2020, Liggett had tobacco purchase commitments of approximately $3,125. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2022.

Each period, the Company capitalizes in inventory the portion of its MSA liability that relates to cigarettes shipped to public warehouses but not sold. The amount of capitalized MSA cost in “Finished goods” inventory was $20,641 and $20,472 at March 31, 2020 and December 31, 2019, respectively. Federal excise tax capitalized in inventory was $28,074 and $27,676 at March 31, 2020 and December 31, 2019, respectively.

6.	INVESTMENT SECURITIES AT FAIR VALUE

Investment securities at fair value consisted of the following:

	March 31, 2020	December 31, 2019
Debt securities available for sale	$72,148	$83,445

Equity securities at fair value:
Marketable equity securities	10,182	23,819
Mutual funds invested in debt securities	21,545	22,377
Total equity securities at fair value	31,727	46,196

Total investment securities at fair value	$103,875	$129,641

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net (losses) gains recognized on investment securities were as follows:

	Three Months Ended
	March 31,
	2020	2019
Net (losses) gains recognized on equity securities	$(11,737)	$4,740
Net (losses) gains recognized on debt securities available for sale	(117)	36
Impairment expense	(386)	(3)
Net (losses) gains recognized on investment securities	$(12,240)	$4,773

Sales of investment securities totaled $16,672 and $7,759 and proceeds from early redemptions by issuers totaled $15,818 and $11,566 for the three months ended March 31, 2020 and 2019, respectively, mainly from the sales and redemptions of Corporate securities and U.S. Government securities.

(a) Debt Securities Available for Sale
The components of debt securities available for sale at March 31, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$71,578	$570	$—	$72,148

The table below summarizes the maturity dates of debt securities available for sale at March 31, 2020.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$12,798	$6,610	$6,188	$—
Corporate securities	43,871	22,648	21,223	—
U.S. mortgage-backed securities	15,472	13,495	1,977	—
Commercial mortgage-backed securities	7	7	—	—
Total debt securities available for sale by maturity dates	$72,148	$42,760	$29,388	$—

The components of debt securities available for sale at December 31, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$82,714	$731	$—	$83,445

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at March 31, 2020 and December 31, 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended
	March 31,
	2020	2019
Gross realized gains on sales	$98	$38
Gross realized losses on sales	(215)	(2)
Net (losses) gains recognized on debt securities available for sale	$(117)	$36

Impairment expense	$(386)	$(3)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value during the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
	March 31,
	2020	2019
Net (losses) gains recognized on equity securities (1)	$(11,737)	$4,740
Less: Net (losses) gains recognized on equity securities sold (2)	(618)	132
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(11,119)	$4,608

(1)
Includes $3,281 of net losses and $3,559 of net gains recognized on equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient during the three months ended March 31, 2020 and 2019, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheets and are further discussed in Note 7.

(2)
Includes $261 of net losses and $434 of net gains recognized on sales of equity securities at fair value that qualify for the NAV practical expedient during the three months ended March 31, 2020 and 2019, respectively. These equity securities are included in the “Long-term investments” line item on the condensed consolidated balance sheets and are further discussed in Note 7.

The Company’s marketable equity securities and mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 14. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in the common stock of a reinsurance company, membership units of a real estate limited liability company and membership units of a commercial real estate limited liability company at March 31, 2020 and December 31, 2019, respectively. The total carrying value of these investments was $6,200 at both March 31, 2020 and December 31, 2019, respectively, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2020 and 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.	LONG-TERM INVESTMENTS

Long-term investments consisted of the following:

	March 31, 2020	December 31, 2019
Equity securities at fair value that qualify for the NAV practical expedient	$34,417	$45,781
Equity-method investments	12,712	15,942
	$47,129	$61,723

(a) Equity Securities at Fair Value That Qualify for the NAV Practical Expedient

The estimated fair value of the Company’s equity securities at fair value that qualify for the NAV practical expedient was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. In accordance with Subtopic 820-10, these investments are not classified under the fair value hierarchy disclosed in Note 14 because they are investments measured at fair value using the NAV practical expedient.
The Company redeemed a portion of six of its investments that qualify for the NAV practical expedient and redeemed 100% of another investment during the three months ended March 31, 2020. The Company redeemed 25% of one of its investments that qualified for the NAV practical expedient during the three months ended March 31, 2019. The Company received cash distributions of $19,639 and recorded $2,185 of in-transit redemptions as of March 31, 2020. The Company classified $19,544 of these distributions as investing cash inflows for the three months ended March 31, 2020. There were no distributions received as of March 31, 2019, but the Company recorded $3,984 of in-transit redemptions as of March 31, 2019. The Company recognized a loss of $261 and a gain of $434 on its redemptions during the three months ended March 31, 2020 and 2019, respectively.

(b) Equity-Method Investments:

Equity-method investments consisted of the following:

	March 31, 2020	December 31, 2019
Indian Creek Investors LP (“Indian Creek”)	$79	$735
Boyar Value Fund (“Boyar”)	7,526	9,989
Optika Fund LLC (“Optika”)	5,005	4,785
Ladenburg Thalmann Financial Services Inc. (“LTS”)	102	433
	$12,712	$15,942

At March 31, 2020, the Company’s ownership percentages in Indian Creek, Boyar, and Optika were 12.25%, 35.75%, and 8.52%. The Company accounted for its interests in Indian Creek, Boyar and Optika as equity-method investments because the Company’s ownership percentage meets the threshold for equity-method accounting. The Company accounted for its LTS interest as an equity-method investment because the Company had the ability to exercise significant influence over LTS’s operating and financial policies.
In November 2019, LTS entered into an Agreement and Plan of Merger with Advisor Group whereby each LTS common share would be converted into the right to receive $3.50 per common share. On February 14, 2020, the merger was completed and the Company received proceeds of $53,169 in exchange for the Company’s 15,191,205 common shares of LTS. The Company also tendered 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Share) for redemption and received an additional $6,009 in March 2020. At the closing of the transaction, the Company’s Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and the Company’s management agreement with LTS was terminated. The carrying value of LTS as of March 31, 2020 was $102 which related to an outstanding receivable from LTS that was paid in April 2020.
The fair value of the investment in Boyar, based on the quoted market price as of March 31, 2020, was $7,526, equal to its carrying value.
The Company received cash distributions of $53,382 (including the $53,169 received by the Company in exchange for the Company’s 15,191,205 common shares of LTS) and $427 from the Company’s equity-method investments for the three months ended March 31, 2020 and 2019, respectively. The Company recognized equity in earnings from equity-method investments of $50,152 and $1,362 for the three months ended March 31, 2020 and 2019, respectively.
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
The equity-method investments are carried on the condensed consolidated balance sheet at cost under the equity method of accounting. The fair value disclosed above for Boyar would be classified as Level 1 under the fair value hierarchy disclosed in Note 14 if such assets were recorded on the condensed consolidated balance sheet at fair value. The fair value is based on a quoted price for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.
The estimated fair value of the Company’s investments in Indian Creek and Optika represents the NAV per share and was provided by the partnership based on the indicated market value of the underlying assets or investment portfolio. The investments are illiquid and their ultimate realization is subject to the performance of the underlying partnership and their management by the general partners. In accordance with Subtopic 820-10, these investments are not be classified under the fair value hierarchy disclosed in Note 14 because they are investments measured at fair value using the NAV practical expedient.

(c) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
The following summarized financial data for unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for Boyar.

	Three Months Ended
	March 31,
	2020	2019
Investment income	$140	$138
Expenses	112	111
Net investment gain	28	27
Total net realized (loss) gain and net change in unrealized (depreciation) appreciation from investments	(6,833)	1,875
Net (decrease) increase in partners’ capital resulting from operations	$(6,805)	$1,902

8.	NEW VALLEY LLC

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	March 31, 2020	December 31, 2019
Condominium and Mixed Use Development:
New York City SMSA	3.1% - 49.5%	$47,658	$51,078
All other U.S. areas	15.0% - 77.8%	52,830	55,842
		100,488	106,920
Hotels:
New York City SMSA	1.0% - 18.4%	2,355	2,462
International	49.0%	1,700	2,161
		4,055	4,623
Commercial:
New York City SMSA	49.0%	1,776	1,852
All other U.S. areas	1.6%	7,832	7,634
		9,608	9,486

Other:	15.0% - 49.0%	10,716	10,527
Investments in real estate ventures		$124,867	$131,556
______________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$495	$500

Hotels:
New York City SMSA	—	172

Other:	178	199
Total contributions	$673	$871

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2020 and March 31, 2019. New Valley’s direct investment percentage for these ventures did not significantly change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$1,036	$571
All other U.S. areas	996	—
	2,032	571
Hotels:
New York City SMSA	—	784
	—	784
Commercial:
New York City SMSA	3	6
All other U.S. areas	52	58
	55	64

Other	23	1,098
Total distributions	$2,110	$2,517

Of the distributions received by New Valley from its investment in real estate ventures, $1,074 and $1,383 were from distributions of earnings for the three months ended March 31, 2020 and 2019, respectively, and $1,036 and $1,134 were a return of capital for the three months ended March 31, 2020 and 2019, respectively. Distributions from earnings are included in cash from operations in the condensed consolidating statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the condensed consolidating statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in (Losses) Earnings from Real Estate Ventures:

New Valley recognized equity in losses from real estate ventures as follows:

	Three Months Ended
	March 31,
	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$(3,347)	$(2,106)
All other U.S. areas	(2,799)	(108)
	(6,146)	(2,214)
Hotels:
New York City SMSA	(107)	(708)
International	(461)	(486)
	(568)	(1,194)
Commercial:
New York City SMSA	(74)	(121)
All other U.S. areas	249	292
	175	171

Other:	34	798
Equity in losses from real estate ventures	$(6,505)	$(2,439)

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $0 and $897 as of March 31, 2020 and December 31, 2019, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of March 31, 2020 and December 31, 2019. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

March 31, 2020
Condominium and Mixed Use Development:
New York City SMSA	$47,658
All other U.S. areas	52,830
100,488
Hotels:
New York City SMSA	2,355
International	1,700
4,055
Commercial:
New York City SMSA	1,776
All other U.S. areas	7,832
9,608

Other:	24,637
Total maximum exposure to loss	$138,788

New Valley capitalized $1,253 and $1,315 of interest costs into the carrying value of its ventures whose projects were currently under development for the three months ended March 31, 2020 and 2019, respectively.

Douglas Elliman is engaged by the developers as the sole broker or the co-broker for several of the real estate ventures that New Valley invests in. Douglas Elliman earned gross commissions of approximately $5,530 and $3,118 from these projects for the three months ended March 31, 2020 and 2019, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
The following summarized financial data for certain unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for the following: Condominium and Mixed Use Development (West Hollywood Edition, 111 Murray Street, and Collins 11th Floor) and Hotels (215 Chrystie Street). New Valley has elected a three-month lag reporting period for 111 Murray Street and a one-month lag reporting period for West Hollywood Edition, Collins 11th Floor, and 215 Chrystie Street.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Condominium and Mixed Use Development:

	Three Months Ended
	March 31,
	2020	2019
Income Statement
Revenue	$35,134	$—
Other expenses	42,520	3,361
Loss from continuing operations	$(7,386)	$(3,361)

Hotels:

	Three Months Ended
	March 31,
	2020	2019
Income Statement
Revenue	$13,447	$13,421
Other expenses	$19,261	$19,395
Loss from continuing operations	$(5,814)	$(5,974)

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	March 31, 2020	December 31, 2019
Escena, net	$9,961	$9,972
Sagaponack	18,685	18,345
Investments in real estate, net	$28,646	$28,317

Escena.  The assets of “Escena, net” were as follows:

	March 31, 2020	December 31, 2019
Land and land improvements	$8,911	$8,910
Building and building improvements	1,926	1,926
Other	1,706	1,659
	12,543	12,495
Less accumulated depreciation	(2,582)	(2,523)
	$9,961	$9,972

New Valley recorded operating income of $357 and $686 for the three months ended March 31, 2020 and 2019, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly-owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of March 31, 2020 and December 31, 2019, the assets of Sagaponack consisted of land and land improvements of $18,685 and $18,345, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	March 31, 2020	December 31, 2019
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026, net of unamortized discount of $3,308 and $3,392	551,692	551,608
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $759 and $5,276*	168,851	164,334
Liggett:
Revolving credit facility	24,498	34,952
Equipment loans	245	347
Other	27,639	30,146
Notes payable, long-term debt and other obligations	1,622,925	1,631,387
Less:
Debt issuance costs	(23,771)	(24,902)
Total notes payable, long-term debt and other obligations	1,599,154	1,606,485
Less:
Current maturities	(203,537)	(209,269)
Amount due after one year	$1,395,617	$1,397,216
______________________
* The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($1,669 at March 31, 2020 and $4,999 at December 31, 2019, respectively), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of March 31, 2020, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
10.5% Senior Notes due 2026 — Vector:
As of March 31, 2020, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
5.5% Variable Interest Senior Convertible Debentures due 2020 — Vector:
In April 2020, the Company paid $169,610 of principal as full payment of its 5.5% Variable Interest Senior Convertible Debentures due 2020, which matured on April 15, 2020.
Revolving Credit Agreement — Liggett:
As of March 31, 2020, a total of $24,498 was outstanding under the Third Amended and Restated Credit Agreement (the “Credit Agreement”), all of which was classified as current debt as of March 31, 2020. Availability, as determined under the Credit Agreement, was approximately $35,500 based on eligible collateral at March 31, 2020. As of March 31, 2020, the Company’s applicable subsidiaries were in compliance with all debt covenants under the Credit Agreement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense — Vector:

	Three Months Ended
	March 31,
	2020	2019
Amortization of debt discount, net	$4,600	$8,528
Amortization of debt issuance costs	1,158	1,185
	$5,758	$9,713

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2020			December 31, 2019
	Carrying		Fair	Carrying		Fair
	Value		Value	Value		Value
Senior Notes	$1,401,692		$1,236,925	$1,401,608		$1,409,920
Variable Interest Senior Convertible Debt	168,851		169,271	164,334		176,289
Liggett and other	52,382		52,396	65,445		65,456
Notes payable and long-term debt	$1,622,925	(1)	$1,458,592	$1,631,387	(1)	$1,651,665

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 14.

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 14 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2020 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

10.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2020 and 2019, Liggett incurred tobacco product liability legal expenses and costs totaling $1,550 and $1,463, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the condensed consolidated statements of operations. Legal defense costs are expensed as incurred.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of March 31, 2020, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett secured a $535 supersedeas bond.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in this Note 10: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the consolidated financial statements for unfavorable outcomes, if any.
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
Individual Actions
As of March 31, 2020, there were 55 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

State	Number of Cases
Florida	35
Illinois	8
Nevada	5
Louisiana	2
New York	2
West Virginia	2
Ohio	1

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
Defenses raised in Individual Actions include lack of proximate cause, assumption of the risk, comparative fault and/or contributory negligence, lack of design defect, statute of limitations, statute of repose, equitable defenses such as “unclean hands” and lack of benefit, failure to state a claim and federal preemption.
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments have been affirmed on appeal and satisfied by the defendants. Many have been overturned on appeal. As of March 31, 2020, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett may face the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 10, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.

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
Liggett subsequently entered into two separate agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150 to settle their claims. On an individual basis, Liggett settled an additional 199 Engle progeny cases for approximately $8,000 in the aggregate. Three of these settlements were paid in the first quarter of 2020.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, 44 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of March 31, 2020, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. An adverse verdict against Liggett for $160 in Santoro is currently on appeal.
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
Class Actions
As of March 31, 2020, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
In November 1997, in Young v. American Tobacco Co., a purported personal injury class action was commenced on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to secondhand smoke from cigarettes that were manufactured by the defendants, including Liggett, and suffered injury as a result of that exposure. The plaintiffs seek to recover an unspecified amount of compensatory and punitive damages. No class certification hearing has been held. A stay order entered on March 16, 2016 stays the case pending completion of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co.

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
Health Care Cost Recovery Actions
As of March 31, 2020, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Department of Justice Lawsuit
In September 1999, the United States government commenced litigation against Liggett and other cigarette manufacturers in the United States District Court for the District of Columbia. The action sought to recover, among other things, an unspecified amount of health care costs paid and to be paid by the federal government for smoking-related illnesses allegedly caused by the fraudulent and tortious conduct of defendants. In August 2006, the trial court entered a Final Judgment against each of the cigarette manufacturing defendants, except Liggett. The judgment was affirmed on appeal. As a result, the cigarette manufacturing defendants, other than Liggett, are now subject to the trial court’s Final Judgment which ordered, among other things, the issuance of “corrective statements” in various media regarding the adverse health effects of smoking, the addictiveness of smoking and nicotine, the lack of any significant health benefit from smoking “low tar” or “lights” cigarettes, defendents’ manipulation of cigarette design to ensure optimum nicotine delivery and the adverse health effects of exposure to environmental tobacco smoke.
Upcoming Trials
As of March 31, 2020, there were three Individual Actions and one Engle Progeny case scheduled for trial through March 31, 2021, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 4.0% of the total cigarettes sold in the United States in 2019. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2019, Liggett and Vector Tobacco pre-paid $140,000 of their approximate $169,000 2019 MSA obligation, the balance of which was paid in April 2020, subject to applicable disputes or adjustments.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As a result of the settlements and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for years 2013 - 2019 by $48,032. Liggett and Vector Tobacco may be entitled to further adjustments. As of March 31, 2020, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of March 31, 2020, there remains approximately $36,300 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2018 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In July 2019, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2019) is approximately $14,400, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17,500 in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending. Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and it reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Management cannot predict the cash requirements related to any future defense costs, settlements or judgments, including cash required to bond any appeals, and there is a risk that Liggett may not be able to meet those requirements. An unfavorable outcome of a pending smoking-related case could encourage the commencement of additional litigation. Except as discussed in this Note 10, management is unable to estimate the loss or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases and as a result has not provided any amounts in its consolidated financial statements for unfavorable outcomes.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2020 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2020	$34,116	$4,249	$38,365	$17,275	$20,594	$37,869
Expenses	43,464	(25)	43,439	—	—	—
Change in MSA obligations capitalized as inventory	(295)	—	(295)	—	—	—
Payments	—	(4,271)	(4,271)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,252	3,252	—	(3,252)	(3,252)
Interest on withholding	—	150	150	—	459	459
Balance as of March 31, 2020	$77,285	$3,355	$80,640	$17,275	$17,801	$35,076
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2019 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2019	$36,561	$310	$36,871	$16,383	$21,794	$38,177
Expenses	36,358	—	36,358	—	—	—
Change in MSA obligations capitalized as inventory	890	—	890	—	—	—
Payments	—	(250)	(250)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,338	3,338	—	(3,338)	(3,338)
Interest on withholding	—	6	6	—	571	571
Balance as of March 31, 2019	$73,809	$3,404	$77,213	$16,383	$19,027	$35,410

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

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2019	Impairment Losses	Amortization	March 31, 2020
Goodwill	$78,008	$(46,252)	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	107,511

Trademark - Douglas Elliman	80,000	(12,000)	—	68,000

Intangibles with a finite life, net	474	—	(42)	432

Total goodwill and other intangible assets, net	$265,993	$(58,252)	$(42)	$207,699

Goodwill is evaluated for impairment annually or whenever the Company identifies certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate and foreign exchange rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts.
During the first quarter of 2020, the Company determined that a triggering event occurred related to the Douglas Elliman reporting unit due to a decline in sales and profitability projections for the reporting unit driven by the COVID-19 pandemic and related economic disruption. The Company utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible asset related to Douglas Elliman.
For the goodwill testing, the Company utilized an income approach (a discounted cash flows “DCF” method) to estimate the fair value of the Douglas Elliman business. The estimated fair value of the trademark indefinite-life intangible asset related to the Douglas Elliman brand name was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The projections reflected management’s assumptions regarding revenue growth rates, economic and market trends including current expectations of deterioration resulting from the COVID-19 pandemic, changes to cost structures and other expectations about the anticipated short-term and long-term operating results of Douglas Elliman. The assessments resulted in impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000 as of March 31, 2020. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more severe than expected, additional impairment charges would result in future periods.
The intangible asset associated with the benefit under the MSA relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc.), acquired in April 2002, under the MSA, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
The Company updated its qualitative assessment of the intangible asset associated with the benefit under the MSA. The Company determined that based on current estimates of future cash savings due to the payment exemption under the MSA and the absence of any internal or external triggering events for the tobacco business, the likelihood of the current fair value being less than the current carrying value of the intangible asset associated with benefit under the MSA was remote as of March 31, 2020, and thus no quantitative impairment testing was performed.
Other intangibles with finite lives included non-compete agreements recognized in prior business combinations.

12.	EMPLOYEE BENEFIT PLANS

The following table summarizes key information related to the Company’s pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost — benefits earned during the period	$148	$133	$—	$—
Interest cost on projected benefit obligation	886	1,215	71	87
Expected return on assets	(967)	(1,219)	—	—
Amortization of prior service cost	—	—	1	1
Amortization of net loss (gain)	460	501	4	(44)
Net expense	$527	$630	$76	$44

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

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax (loss) income to record income tax (benefit) expense, adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. The Company’s tax rate does not bear a relationship to statutory tax rates due to permanent differences, which are primarily related to nondeductible compensation, and state taxes.
The Company’s income tax (benefit) expense consisted of the following:

	Three Months Ended
	March 31,
	2020	2019
(Loss) income before provision for income taxes	$(4,209)	$21,782
Income tax expense using estimated annual effective income tax rate	308	6,863
Impact of discrete items, net	(1,286)	(114)
Income tax (benefit) expense	$(978)	$6,749

The net discrete tax benefit for the three months ended March 31, 2020 primarily relates to income tax benefits on goodwill and trademark impairment charges, changes in value of certain contingent consideration partially offset by the income tax expense related to the equity in earnings from investments associated with the one-time gain on sale of LTS. The discrete item for the three months ended March 31, 2019 are related to an income tax benefit for stock-based compensation.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law. The Act includes several significant tax and payroll-related provisions for corporations, including the usage of net operating losses, bonus depreciation, interest expense, and certain payroll benefits. The Company continues to evaluate the impact this Act will have on its financial statements and required disclosures.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

14.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$395,861	$395,861	$—	$—

Commercial paper (1)	53,407	—	53,407	—

Certificates of deposit (2)	2,100	—	2,100	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	10,182	10,182	—	—
Mutual funds invested in debt securities	21,545	21,545	—	—
Total equity securities at fair value	31,727	31,727	—	—
Debt securities available for sale
U.S. government securities	12,798	—	12,798	—
Corporate securities	43,871	—	43,871	—
U.S. government and federal agency	15,472	—	15,472	—
Commercial mortgage-backed securities	7	—	7	—
Total debt securities available for sale	72,148	—	72,148	—

Total investment securities at fair value	103,875	31,727	72,148	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient (3)	34,417	—	—	—
Total	$590,195	$428,123	$127,655	$—

Liabilities:
Fair value of contingent liability	$1,082	$—	$—	$1,082
Fair value of derivatives embedded within convertible debt	1,669	—	—	1,669
Total	$2,751	$—	$—	$2,751

(1)	Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $4,198 that is included in Other current assets and $3,160 that is included in Other assets.

(2)	Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheet.

(3)	In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$307,655	$307,655	$—	$—

Commercial paper (1)	47,328	—	47,328	—

Certificates of deposit (2)	2,193	—	2,193	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	23,819	23,819	—	—
Mutual funds invested in debt securities	22,377	22,377	—	—
Total equity securities at fair value	46,196	46,196	—	—
Debt securities available for sale
U.S. government securities	14,660	—	14,660	—
Corporate securities	54,413	—	54,413	—
U.S. government and federal agency	6,816	—	6,816	—
Commercial mortgage-backed securities	382	—	382	—
Commercial paper	5,887	—	5,887	—
Index-linked U.S. bonds	779	—	779	—
Foreign fixed-income securities	508	—	508	—
Total debt securities available for sale	83,445	—	83,445	—

Total investment securities at fair value	129,641	46,196	83,445	—

Long-term investments
Equity securities at fair value that qualify for the NAV practical expedient (3)	45,781	—	—	—
Total	$533,133	$354,386	$132,966	$—

Liabilities:
Fair value of contingent liability	$3,147	$—	$—	$3,147
Fair value of derivatives embedded within convertible debt	4,999	—	—	4,999
Total	$8,146	$—	$—	$8,146

(1)
Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $4,423 that is included in current restricted assets and $3,160 that is included in non-current restricted assets.

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
The contingent liability is recorded within “Other liabilities” in the condensed consolidated balance sheets, and any change in fair value will be recorded in “Other, net” within the condensed consolidated statements of operations. The value of the contingent liability is calculated using the outstanding payable owed to the sellers and the estimated fair value of Douglas Elliman. The liability is contingent upon the sale of a controlling interest in Douglas Elliman by the Company prior to October 1, 2022.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2020	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$1,669	Discounted cash flow	Assumed annual stock dividend	—%
			Assumed remaining cash dividends per quarter	$0.20
			Stock price	$9.42
			Convertible trading price (as a percentage of par value)	99.80%
			Volatility	56.12%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	7.8% - 5.8% (6.8%)

Fair value of contingent liability	$1,082	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$169,000
			Risk-free rate for a 2.75 year term	0.27%
			Leverage-adjusted equity volatility of peer firms	52.87%

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2019	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$4,999	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed remaining cash dividends - Q4 2019 and Q1 2020	$0.40/$0.20
			Stock price	$13.39
			Convertible trading price (as a percentage of par value)	103.94%
			Volatility	36.94%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	1.0% - 3.0% (2.0%)

Fair value of contingent liability	$3,147	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$271,500
			Risk-free rate for a 3-year term	1.61%
			Leverage-adjusted equity volatility of peer firms	35.56%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2020 and 2019, respectively, except for goodwill and trademark intangible assets that were impaired as of March 31, 2020 and investments in real estate ventures that were impaired as of December 31, 2019.

The Company’s goodwill, trademark intangible asset, and investments in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Three Months Ended March 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Goodwill	$46,252	$31,756	$—	$—	$31,756
Trademark intangible asset	12,000	68,000	—	—	68,000

For goodwill, the Company utilized an income approach (a discounted cash flows “DCF” method) to estimate the fair value of the Douglas Elliman business. The estimated fair value of the trademark indefinite-life intangible asset related to the Douglas Elliman brand name was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name. The decrease in the goodwill and trademark related to Douglas Elliman was attributed to expected reduced sales and profitability projections for the reporting unit, driven by the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

COVID-19 pandemic and related economic disruption. The $58,252 of impairment charges were included in the results from operations for the three months ended March 31, 2020.

		Fair Value Measurement Using:
	Year Ended December 31, 2019		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$39,757	$18,335	$—	$—	$18,335

The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $39,757 of impairment charges were included in equity in losses from real estate ventures for the year ended December 31, 2019.

15.	SEGMENT INFORMATION

The Company’s business segments for the three months ended March 31, 2020 and 2019 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of conventional cigarettes. The Real Estate segment included the Company’s investment in New Valley LLC, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2020 and 2019 were as follows:

		Real	Corporate
	Tobacco	Estate	and Other	Total
Three months ended March 31, 2020
Revenues	$287,069	$167,419	$—	$454,488
Operating income (loss)	69,186	(67,475)	(6,615)	(4,904)
Equity in losses from real estate ventures	—	(6,505)	—	(6,505)
Depreciation and amortization	2,042	2,313	220	4,575
Capital expenditures	2,749	2,119	20	4,888

Three months ended March 31, 2019
Revenues	$256,756	$164,168	$—	$420,924
Operating income (loss)	60,144	(10,409)	(7,145)	42,590
Equity in losses from real estate ventures	—	(2,439)	—	(2,439)
Depreciation and amortization	1,957	2,501	250	4,708
Capital expenditures	1,638	2,187	—	3,825

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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
The Company and the guarantors have filed a shelf registration statement for the offering of debt securities on a delayed or continuous basis and the Company is including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by the Company and guaranteed by the guarantors, but not by New Valley or any of its subsidiaries, other than DER Holdings LLC.
Presented herein are Condensed Consolidating Balance Sheets as of March 31, 2020 and December 31, 2019, the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2020 and 2019, and the related Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2020 and 2019 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		March 31, 2020
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$348,020	$69,090	$50,154	$—	$467,264
Investment securities at fair value	103,875	—	—	—	103,875
Accounts receivable - trade, net	—	20,133	19,320	—	39,453
Intercompany receivables	45,501	—	—	(45,501)	—
Inventories	—	105,324	—	—	105,324
Income taxes receivable, net	—	—	4,192	(4,192)	—
Other current assets	2,687	7,889	27,375	—	37,951
Total current assets	500,083	202,436	101,041	(49,693)	753,867
Property, plant and equipment, net	426	34,195	45,713	—	80,334
Investments in real estate, net	—	—	28,646	—	28,646
Long-term investments (of which $34,417 were carried at fair value)	47,129	—	—	—	47,129
Investments in real estate ventures	—	—	124,867	—	124,867
Operating lease right of use assets	6,807	4,329	133,494	—	144,630
Investments in consolidated subsidiaries	367,680	169,000	—	(536,680)	—
Goodwill and other intangible assets, net	—	107,511	100,188	—	207,699
Other assets	15,038	46,915	45,696	—	107,649
Total assets	$937,163	$564,386	$579,645	$(586,373)	$1,494,821
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$168,793	$34,661	$10,083	$(10,000)	$203,537
Current portion of fair value of derivatives embedded within convertible debt	1,669	—	—	—	1,669
Intercompany payables	—	351	45,150	(45,501)	—
Income taxes payable, net	16,710	9,474	—	(4,192)	21,992
Current payments due under the Master Settlement Agreement	—	77,285	—	—	77,285
Current operating lease liability	629	1,838	15,631	—	18,098
Other current liabilities	46,960	100,294	45,600	(114)	192,740
Total current liabilities	234,761	223,903	116,464	(59,807)	515,321
Notes payable, long-term debt and other obligations, less current portion	1,377,979	17,583	17,555	(17,500)	1,395,617
Non-current employee benefits	51,202	9,509	—	—	60,711
Deferred income taxes, net	(15,339)	22,721	9,018	—	16,400
Non-current operating lease liability	7,179	3,068	141,866	—	152,113
Other liabilities, including litigation accruals and payments due under the Master Settlement Agreement	380	36,160	38,200	(1,082)	73,658
Total liabilities	1,656,162	312,944	323,103	(78,389)	2,213,820
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(718,999)	251,442	256,542	(507,984)	(718,999)
Non-controlling interest	—	—	—	—	—
Total stockholders' (deficiency) equity	(718,999)	251,442	256,542	(507,984)	(718,999)
Total liabilities and stockholders' deficiency	$937,163	$564,386	$579,645	$(586,373)	$1,494,821

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2020
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$287,188	$167,419	$(119)	$454,488
Expenses:
Cost of sales	—	197,290	113,333	—	310,623
Operating, selling, administrative and general expenses	9,164	18,061	63,411	(119)	90,517
Litigation settlement and judgment expense	—	—	—	—	—
Impairments of goodwill and intangible assets	—	—	58,252	—	58,252
Management fee expense	—	3,114	—	(3,114)	—
Operating (loss) income	(9,164)	68,723	(67,577)	3,114	(4,904)
Other income (expenses):
Interest expense	(34,739)	(886)	(116)	114	(35,627)
Change in fair value of derivatives embedded within convertible debt	3,330	—	—	—	3,330
Equity in losses from real estate ventures	—	—	(6,505)	—	(6,505)
Equity in earnings from investments	50,152	—	—	—	50,152
Equity in losses in consolidated subsidiaries	(3,341)	(69,040)	—	72,381	—
Management fee income	3,114	—	—	(3,114)	—
Other, net	(10,854)	2,307	(43)	(2,065)	(10,655)
(Loss) income before provision for income taxes	(1,502)	1,104	(74,241)	70,430	(4,209)
Income tax (expense) benefit	(1,729)	(17,102)	19,809	—	978
Net loss	(3,231)	(15,998)	(54,432)	70,430	(3,231)
Net loss attributed to Vector Group Ltd.	$(3,231)	$(15,998)	$(54,432)	$70,430	$(3,231)
Comprehensive loss attributed to Vector Group Ltd.	$(3,009)	$(15,849)	$(54,432)	$70,281	$(3,009)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$256,875	$164,168	$(119)	$420,924
Expenses:
Cost of sales	—	177,303	108,717	—	286,020
Operating, selling, administrative and general expenses	9,831	16,691	65,911	(119)	92,314
Management fee expense	—	2,993	—	(2,993)	—
Operating (loss) income	(9,831)	59,888	(10,460)	2,993	42,590
Other income (expenses):
Interest expense	(36,548)	(967)	(229)	224	(37,520)
Change in fair value of derivatives embedded within convertible debt	10,349	—	—	—	10,349
Equity in losses from real estate ventures	—	—	(2,439)	—	(2,439)
Equity in earnings from investments	1,362	—	—	—	1,362
Equity in earnings in consolidated subsidiaries	35,265	(10,414)	—	(24,851)	—
Management fee income	2,993	—	—	(2,993)	—
Other, net	6,583	153	704	—	7,440
Income (loss) before provision for income taxes	10,173	48,660	(12,424)	(24,627)	21,782
Income tax benefit (expense)	4,780	(14,948)	3,419	—	(6,749)
Net income (loss)	14,953	33,712	(9,005)	(24,627)	15,033
Net income attributed to non-controlling interest	—	—	(80)	—	(80)
Net income (loss) attributed to Vector Group Ltd.	$14,953	$33,712	$(9,085)	$(24,627)	$14,953
Comprehensive income attributed to non-controlling interest	$—	$—	$(80)	$—	$(80)
Comprehensive income (loss) attributed to Vector Group Ltd.	$15,534	$33,947	$(9,085)	$(24,862)	$15,534

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2020
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$82,846	$105,213	$(19,478)	$(53,272)	$115,309
Cash flows from investing activities:
Sale of investment securities	16,672	—	—	—	16,672
Maturities of investment securities	15,616	—	—	—	15,616
Purchase of investment securities	(15,798)	—	—	—	(15,798)
Proceeds from sale or liquidation of long-term investments	19,544	—	—	—	19,544
Purchase of long-term investments	(5,238)	—	—	—	(5,238)
Investments in real estate ventures	—	—	(673)	—	(673)
Distributions from investments in real estate ventures	—	—	1,036	—	1,036
Increase in cash surrender value of life insurance policies	49	(307)	—	—	(258)
(Increase) decrease in restricted assets	(7)	100	—	—	93
Investments in subsidiaries	(6,054)	—	—	6,054	—
Capital expenditures	(20)	(2,749)	(2,119)	—	(4,888)
Pay downs of investment securities	202	—	—	—	202
Investments in real estate, net	—	—	(340)	—	(340)
Net cash provided by (used in) investing activities	24,966	(2,956)	(2,096)	6,054	25,968
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	36	—	36
Repayments of debt	—	(101)	(2,537)	—	(2,638)
Borrowings under revolver	—	126,603	—	—	126,603
Repayments on revolver	—	(137,056)	—	—	(137,056)
Capital contributions received	—	350	5,704	(6,054)	—
Intercompany dividends paid	—	(50,139)	(3,133)	53,272	—
Dividends and distributions on common stock	(32,074)	—	—	—	(32,074)
Distributions to non-controlling interest	—	—	(448)	—	(448)
Net cash used in financing activities	(32,074)	(60,343)	(378)	47,218	(45,577)
Net increase (decrease) in cash, cash equivalents and restricted cash	75,738	41,914	(21,952)	—	95,700
Cash, cash equivalents and restricted cash, beginning of period	272,282	27,730	79,464	—	379,476
Cash, cash equivalents and restricted cash, end of period	$348,020	$69,644	$57,512	$—	$475,176

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Three Months Ended March 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$22,468	$72,093	$(10,746)	$(64,089)	$19,726
Cash flows from investing activities:
Sale of investment securities	7,759	—	—	—	7,759
Maturities of investment securities	11,308	—	—	—	11,308
Purchase of investment securities	(20,623)	—	—	—	(20,623)
Investments in real estate ventures	—	—	(871)	—	(871)
Investments in real estate, net	—	—	(641)	—	(641)
Purchase of subsidiaries	—	—	(668)	—	(668)
Distributions from investments in real estate ventures	—	—	1,134	—	1,134
Increase in cash surrender value of life insurance policies	38	(276)	—	—	(238)
Increase in restricted assets	(7)	—	—	—	(7)
Pay downs of investment securities	258	—	—	—	258
Investments in subsidiaries	(1,794)	—		1,794	—
Capital expenditures	—	(1,638)	(2,187)	—	(3,825)
Net cash used in investing activities	(3,061)	(1,914)	(3,233)	1,794	(6,414)
Cash flows from financing activities:
Repayments of debt	(230,000)	(372)	(94)	—	(230,466)
Borrowings under revolver	—	94,400	—	—	94,400
Repayments on revolver	—	(87,420)	—	—	(87,420)
Capital contributions received	—	400	1,394	(1,794)	—
Intercompany dividends paid	—	(52,589)	(11,500)	64,089	—
Dividends and distributions on common stock	(60,459)	—	—	—	(60,459)
Distributions to non-controlling interest	—	—	(285)	—	(285)
Net cash used in financing activities	(290,459)	(45,581)	(10,485)	62,295	(284,230)
Net (decrease) increase in cash, cash equivalents and restricted cash	(271,052)	24,598	(24,464)	—	(270,918)
Cash, cash equivalents and restricted cash, beginning of period	474,880	23,849	93,000	—	591,729
Cash, cash equivalents and restricted cash, end of period	$203,828	$48,447	$68,536	$—	$320,811

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2019 and Notes thereto, included in our 2019 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2020 and 2019.

Overview
We are a holding company and are engaged principally in two business segments:

•	Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and

•
Real Estate: the real estate business through our subsidiary New Valley LLC (“New Valley”), which (i) owns Douglas Elliman Realty, LLC (“Douglas Elliman”), (ii) has interests in numerous real estate projects across the United States and (iii) is seeking to acquire or invest in additional real estate properties or projects. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.

Recent Developments
COVID-19 Pandemic. The recent outbreak of the novel coronavirus, COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created economic uncertainty. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on our operations and real estate ventures, we are carefully evaluating potential outcomes and working to mitigate risks. As with many other companies, our operations have been affected by COVID-19. We have implemented remote working for many employees and adopted the social distancing protocols recommended by public health authorities.

While our tobacco segment is currently maintaining production at normal levels (after an initial voluntary two-week closure for maintenance and to update employee safety protocols), our real estate segment has been forced to make operating adjustments, including a reduction in staff and meaningful budget cuts across the organization.  The following provides a summary of our actions in our two segments - Tobacco and Real Estate - since COVID-19 was declared a pandemic.

Impact of COVID-19 on Tobacco Segment.  Our suppliers and those within our distribution chain may be subject to government action requiring the closure of a facility and remote working protocols. To date, we have not experienced any material disruptions to our supply chains or distribution systems, and have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations. The majority of retail stores in which our tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open.   We continue to monitor the risk that a supplier, distributor or any other entity within our supply and distribution chain closes temporarily or permanently.

We also believe that volumes for the three months ended March 31, 2020 may have increased as a result of wholesalers purchasing additional product in response to initial concerns about potential supply chain issues and ongoing availability of tobacco products caused by the COVID-19 pandemic. We estimate that these buying patterns accounted for approximately 60% of the increase in volume in this period and believe these buying patterns may have shifted volume from the second quarter of 2020 to the three months ended March 31, 2020.

Although our tobacco segment has not been negatively impacted to date by COVID-19, there remains uncertainty as to how the pandemic may ultimately impact the market.   We continue to monitor the macro-economic risks of COVID-19 and the effect on tobacco consumers, including purchasing behavior changes and changes in sales volumes and mix within the discount category.  Our EAGLE 20’s brand is priced in the deep discount category and our other brands are primarily priced in the traditional discount category.

Impact of COVID-19 on Real Estate Segment.  Douglas Elliman is the largest residential real estate broker in the New York metropolitan area and approximately 70% of its revenues are derived from this region.  In addition, New Valley has investments in multiple real estate ventures and properties, in the New York metropolitan area, which had a carrying value of $70,474 at March 31, 2020.  Published reports and data indicate that the New York metropolitan area has been impacted more than any other area in the United States.  Consequently, various governmental agencies in the New York metropolitan area, and other markets where Douglas Elliman operates or where our real estate investments are located, have instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that can operate and this has adversely impacted Douglas Elliman’s ability to do business.  For example, Douglas Elliman’s agents have been restricted from performing personal showings of properties or conducting open houses in most of Douglas Elliman’s markets since March 2020. Douglas Elliman began to experience a severe decline in closed sales volume in mid-March 2020 and this continued in April and May. We anticipate that sales volume will continue to be slow until the fall of 2020, and possibly longer.

Beginning in April 2020, we made significant operating adjustments at Douglas Elliman, including a reduction of staff by approximately 25% and a reduction of all other salaries by approximately 15%. In addition, we are consolidating some office locations and are in discussions with our landlords regarding rent reductions, deferrals or holidays. We are seeking to reach fair and reasonable resolutions with our landlords across the country.

We continue to evaluate the impact of the COVID-19 pandemic.   The likelihood and magnitude of an impact on us, which could be material, increases the longer the virus impacts activity levels in locations in which we operate. Thus, we are unable to make any predictions as to the ultimate impact COVID-19 may have on the future financial condition, results of operations and cash flows from our Real Estate segment.
Ladenburg Thalmann Financial Services Inc. (“LTS”). On November 11, 2019 LTS entered into an Agreement and Plan of Merger with Advisor Group. On February 14, 2020, the merger was completed, and each share of LTS common stock was converted into a cash payment of $3.50 per share. We received proceeds of $53,169 from our 15,191,205 common shares of LTS, and we recorded a pre-tax gain of $53,052 from the transaction in the first quarter of 2020. We also tendered 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock for redemption and received an additional $6,009 in March 2020. At the closing of the transaction, our Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and our management agreement with LTS was terminated.
Maturity of 5.5% Variable Interest Senior Convertible Debentures due 2020. In April 2020, our 5.5% Variable Interest Senior Convertible Debentures due 2020 matured and we retired them with a cash payment for the principal balance of $169,610.

Recent Developments in Litigation
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

Critical Accounting Policies

There are no material changes except for the item listed below from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-

K, for the year ended December 31, 2019. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.
Current Expected Credit Losses. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, therefore, our measurement of credit losses for most financial assets and certain other instruments has been modified as discussed in Note 3 to our condensed consolidated financial statements.
Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
During the first quarter of 2020, we performed quantitative assessments of the goodwill associated with the Douglas Elliman reporting unit and its trademark intangible asset in conjunction with our quarterly review for indicators of impairment.
Based on the results of these assessments, we determined that the estimated fair value of the Douglas Elliman reporting unit in our Real Estate segment, for which the related goodwill had a carrying value of $78,008, exceeded the fair value, resulting in a non-cash goodwill impairment charge of $46,252. In addition, we recognized a non-cash impairment charge of $12,000 for intangible assets related to the Douglas Elliman trademark. These non-cash impairment charges are the result of consideration of potential impacts of COVID-19, including the possibility of an economic recession, on Douglas Elliman’s business.
If we fail to meet the financial projections used in the quantitative assessments of goodwill and trademark intangible asset in future periods or the impacts of COVID-19 are more severe than expected, this would result in additional impairment charges related to the Company’s goodwill and trademark intangible asset.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2020 and 2019 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes Douglas Elliman, investments in real estate, net and investments in real estate ventures.

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Tobacco	$287,069	$256,756
Real estate	167,419	164,168
Total revenues	$454,488	$420,924
Operating income (loss):
Tobacco	$69,186	$60,144
Real estate	(67,475)	(10,409)
Corporate and Other	(6,615)	(7,145)
Total operating income	$(4,904)	$42,590

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues. Total revenues were $454,488 for the three months ended March 31, 2020 compared to $420,924 for the three months ended March 31, 2019. The $33,564 (8.0%) increase in revenues was primarily due to a $30,313 increase in Tobacco revenues, which was related to an increase in both unit volumes and net pricing, and a $3,251 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues.

Cost of sales. Total cost of sales was $310,623 for the three months ended March 31, 2020 compared to $286,020 for the three months ended March 31, 2019. The $24,603 (8.6%) increase in cost of sales was primarily due to a $19,987 increase in Tobacco cost of sales primarily related to increased sales volume and a $4,616 increase in Real Estate cost of sales, which was primarily related to increases Douglas Elliman’s agent commissions.
Expenses. Operating, selling, general and administrative expenses were $90,517 for the three months ended March 31, 2020 compared to $92,314 for the same period last year. The $1,797 (1.9%) decline was due to a $55,701 increase in Real Estate operating, selling, general and administrative expenses primarily as a result of the $58,252 impairment of goodwill and intangible asset charge at Douglas Elliman and a $530 decline in Corporate and Other expense. This was offset by a $1,284 increase in Tobacco operating, selling, general and administrative expenses.
During the first quarter of 2020, we performed quantitative assessments of the goodwill associated with the Douglas Elliman reporting unit and its trademark intangible asset in conjunction with our quarterly review for indicators of impairment.
Based on the results of these assessments, we determined that the estimated fair value of the Douglas Elliman reporting unit in our Real Estate segment, for which the related goodwill had a carrying value of $78,008, exceeded the fair value, resulting in a non-cash goodwill impairment charge of $46,252. In addition, we recognized a non-cash impairment charge of $12,000 for intangible assets related to the Douglas Elliman trademark. These non-cash impairment charges are the result of consideration of actual and potential impacts of COVID-19, including the possibility of an economic recession, on Douglas Elliman’s business.
Operating (loss) income. Operating loss was $4,904 for the three months ended March 31, 2020 compared to operating income of $42,590 for the same period last year, a decline of $47,494 (111.5%). Real Estate operating income declined $57,066 primarily related to the impairments of goodwill and intangible assets of $58,252 at Douglas Elliman. This was offset by an increase in Tobacco operating income of $9,042 and the Corporate and Other operating loss declined $530.
Other income (expense). Other income was $695 or the three months ended March 31, 2020 compared to other expense of $20,808 for the three months ended March 31, 2019. For the three months ended March 31, 2020, other income primarily consisted of equity in earnings of investments of $50,152 and income of $3,330 from changes in fair value of derivatives embedded within convertible debt. This was offset by interest expense of $35,627, equity in losses from real estate ventures of $6,505 and other expenses of $10,655. For the three months ended March 31, 2019, other expenses primarily consisted of interest expense of $37,520 and equity in losses from real estate ventures of $2,439. This was offset by income of $10,349 from changes in fair value of derivatives embedded within convertible debt, equity in earnings of investments of $1,362 and other income of $7,440.
The value of the embedded derivatives is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt, our stock price as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative is computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate is determined by calculating the implied rate on our Convertible Note after removing the embedded option value within the convertible security. This rate is based upon market observable inputs and influenced by our stock price, convertible bond trading price, risk-free interest rates and stock volatility. We recognized benefits from reductions in the value of embedded derivatives of $3,330 and $10,349 for the three months ended March 31, 2020 and 2019, respectively.
(Loss) Income before provision for income taxes. Loss before income taxes was $4,209 for the three months ended March 31, 2020 compared to income before taxes of $21,782 for the three months ended March 31, 2019.
Income tax (benefit) expense. Income tax benefit was $978 for the three months ended March 31, 2020 compared to income tax expense of $6,749 for the three months ended March 31, 2019. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax (loss) income to record income tax (benefit) expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our annual effective tax rates for the three months ended March 31, 2020 and 2019 were impacted by our non-deductible compensation and state taxes. For the three months ended March 31, 2020, the annual effective tax rate applied to year-to-date income resulted in tax expense which was reduced by discrete items and resulted in an income tax benefit for the period. The net discrete tax benefit of $1,286 primarily relates to income tax benefits on goodwill and trademark impairment charges, changes in value of certain contingent consideration partially offset by the income tax expense related to equity in earnings from investments associated with the one-time gain on the gain on the sale of LTS. The discrete items for the three months ended March 31, 2019 of $114 were primarily related to an income tax deduction for stock-based compensation.

Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $0.80 per carton in February 2020, $0.80 per carton in October 2019, and $1.10 per carton in February 2019. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.80 per carton in February 2020, $0.80 per carton in October 2019, $0.60 per carton in June 2019, and $1.10 per carton in February 2019.
All of our Tobacco sales were in the discount category in 2020 and 2019. For the three months ended March 31, 2020, Tobacco revenues were $287,069 compared to $256,756 for the three months ended March 31, 2019. Revenues increased by $30,313 (11.8%) due primarily to a 8.2% (171 million units) increase in unit sales volume and an increase in the average selling price of our brands for the three months ended March 31, 2020. We believe that 2020 unit volumes for the three months ended March 31, 2020 may have increased as a result of wholesalers purchasing additional product in response to initial concerns about potential supply chain issues and ongoing availability of tobacco products caused by the COVID-19 pandemic. We estimate that these buying patterns accounted for approximately 80% of the increase in volume and 60% of the increase in operating income in this period and believe these buying patterns may have shifted volume from the second quarter of 2020 to the three months ended March 31, 2020.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2020	2019

Manufacturing overhead, raw materials and labor	$32,865	$28,475
Customer shipping and handling	1,472	1,492
Federal Excise Taxes, net	113,139	104,633
FDA expense	6,350	6,345
MSA expense, net of market share exemption	43,464	36,358
Total cost of sales	$197,290	$177,303
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of March 31, 2020, we estimate taxable shipments in the U.S. will decline by 5.7% in 2020. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market. For the three months ended March 31, 2020, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $897 because the value of Liggett’s market share exemption declined compared to the three months ended March 31, 2019.
Tobacco gross profit was $89,779 for the three months ended March 31, 2020 compared to $79,453 for the three months ended March 31, 2019, an increase of $10,326. The increase in gross profit for the three months ended March 31, 2020 of $10,326 was primarily attributable to increased pricing on the EAGLE 20’s and Pyramid brands and increased EAGLE 20’s volume. Despite recent pricing increases, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from approximately 57% in the three months ended March 31, 2019 to approximately 62% for the three months ended March 31, 2020. Pyramid, Liggett’s second largest brand, declined from approximately 30% of total unit volume sales in the three months ended March 31, 2019 to 24% for the three months ended March 31, 2020. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit decreased from 52.2% in the 2019 period to 51.6% in the 2020 period. The decline in gross profit was a result of an unfavorable sales mix and increased manufacturing costs due to a temporary shutdown of Liggett’s manufacturing facility in the last two weeks of March related to the COVID-19 pandemic.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $20,593 for the three months ended March 31, 2020 compared to $19,309 for the three months ended March 31, 2019. The increase of $1,284 was mainly due to increased legal fees associated with FDA matters and the timing of compensation expenses. Tobacco product liability legal expenses, including settlements and judgments, were $1,550 and $1,463 for the three months ended March 31, 2020 and 2019, respectively.

Tobacco operating income. Tobacco operating income was $69,186 for the three months ended March 31, 2020 compared to $60,144 for the same period last year, an increase of $9,042. The increase in operating income was primarily attributable to both increased pricing and EAGLE 20’s unit volumes, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $167,419 and $164,168 for the three months ended March 31, 2020 and 2019, respectively. Real Estate revenues increased by $3,251 (2.0%), which was primarily related to an increase of $3,653 in Douglas Elliman’s commission and other brokerage income. The increase in commission and other brokerage income was primarily related to increased sales in the Florida market of $7,207 and the Western market of $7,171. This amount was primarily offset by decreased commission and other brokerage income from Douglas Elliman’s existing-home sales in New York City of $15,570, which we believe was primarily due to the COVID-19 pandemic and related economic disruption.
Real Estate revenues and cost of sales for the three months ended March 31, 2020 and 2019, respectively, were as follows:

	Three Months Ended
	March 31,
	2020	2019
Real Estate Revenues:
Commission and other brokerage income	$155,966	$152,313
Property management revenue	8,779	8,351
Title fees	856	1,233
Sales on facilities primarily from Escena	1,818	2,271
Total real estate revenues	$167,419	$164,168

Real Estate Cost of Sales:
Real estate agent commissions	$112,199	$107,350
Cost of sales on facilities primarily from Escena	996	1,087
Title fees	138	280
Total real estate cost of sales	$113,333	$108,717
Brokerage cost of sales. Douglas Elliman real estate agent commissions increased by $4,849 as a result of increased commission and other brokerage income as well as a higher percentage of revenues occurring in the Southeast (Florida) and Western (primarily California) regions, both of which generally pay higher agent commission percentages than the New York City and Northeast regions.
Douglas Elliman’s gross margin on real estate brokerage income declined from 29.5% for the three months ended March 31, 2019 to 28.1% for the three months ended March 31, 2020 and was attributable to increased commission income in the Southeast and Western regions discussed above.
The COVID-19 pandemic is having a profound effect on the global economy and financial markets and, especially in the New York real estate market, where approximately 70% of Douglas Elliman’s commissions and other brokerage revenues are derived.  In response to the pandemic, various governmental agencies in the New York metropolitan area, and other markets where Douglas Elliman operates, including the South Florida and Los Angeles metropolitan areas, have instituted restrictions on individuals and on the types of businesses that can operate, which impacted Douglas Elliman’s ability to do business.  Douglas Elliman began to experience a severe decline in closed sales volume in mid-March 2020 and this has continued in April and May. We anticipate that sales volume will continue to be slow until the fall season of 2020, and possibly longer.
In addition, Douglas Elliman’s results for the three months ended June 30, 2019 may have been impacted by New York State increasing its transfer tax and “mansion” tax associated with resales of homes of more than $1,000, effective July 1, 2019.  We believe that the July 1, 2019 tax increase resulted in an acceleration of home sales and, therefore, commission and other brokerage income at Douglas Elliman, in New York City, before June 30, 2019.  This may have caused an increase in Douglas Elliman’s commission and other brokerage income for the three months ended June 30, 2019 and for the year ended December 31, 2019.
Real Estate expenses. Real Estate operating, selling, general and administrative expenses, excluding settlements and judgments, were $121,561 and $65,860 for the three months ended March 31, 2020 and 2019, an increase of $55,701. The increased expenses were caused by the impairment of goodwill and intangible assets of $58,252.

Beginning in April 2020, we have been making significant operating adjustments to Douglas Elliman’s expenses in response to the COVID-19 pandemic and related impacts, including a reduction of staff by approximately 25% and reductions of all other salaries by approximately 15%.  We are also consolidating some office locations and are in discussions with our landlords regarding rent reductions, deferrals or holidays. We are seeking to reach fair and reasonable resolutions with our landlords across the country.
Real Estate operating income (loss). The Real Estate segment had operating loss of $67,475 and $10,409 for the three months ended March 31, 2020 and 2019, respectively. The increase in Douglas Elliman’s operating loss was caused by the impairment of goodwill and intangible assets of $58,252. These non-cash impairment charges are the result of consideration of potential impacts of COVID-19, including the possibility of an economic recession, on Douglas Elliman’s business.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,615 for the three months ended March 31, 2020 compared to $7,145 for the same period in 2019 and was due primarily to decreased administrative costs.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2020:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2020	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$18,685	$—	$18,685	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	2,280	7,681	9,961	—	450	Acres	—		667 450	R Lots H	N/A	N/A
Investments in real estate, net				$20,965	$7,681	$28,646	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
The Marquand (11 East 68th Street)	Upper East Side, Manhattan, NY	December 2011	18.0%	(5,355)	5,355	—	—	90,000	SF	—		29	R	June 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,790	5,721	10,511	—	97,000	SF	—		27	R	May 2014	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	7,827	—	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	6,393	(202)	6,191	—	330,000	SF	1,700	SF	157	R	September 2014	Completed
160 Leroy Street	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(1,075)	1,075	—	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(1,247)	1,385	138		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	17,355	3,333	20,688	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	1,787	101	1,888	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	March 2021
Monad Terrace	Miami Beach, FL	May 2015	19.7%	7,635	(4,943)	2,692	—	160,000	SF	—		59	R	May 2016	September 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(2,429)	3,715	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	45	447	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	2,267	11,412	—	100,000	SF	150,000	SF	177	R	May 2017	August 2020
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	500	51	551	—	5,200	SF	—		4	R	September 2019	September 2020
Meatpacking Plaza	Meatpacking District, NY	April 2019	16.9%	10,018	(772)	9,246	—	TBD	—	TBD	—	TBD	—	TBD	TBD
The Park on Fifth	Miami Beach, FL	September 2019	38.9%	14,132	621	14,753	—	434,000	SF	15,000	SF	302	R	April 2020	April 2023
9 DeKalb	Brooklyn, NY	April 2019	4.2%	5,000	447	5,447	—	450,000	SF	120,000	SF	540	R	March 2019	June 2022
West Hialeah	Miami, FL	December 2019	77.8%	12,522	287	12,809	—	1,400,000	SF	—		1,369	R	December 2019	September 2023
Condominium and Mixed Use Development				$61,640	$38,848	$100,488	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$698	$(698)	$—	$—	N/A		N/A		5,517	R	N/A	N/A
ST Portfolio		November 2013	16.3%	(1,673)	1,673	—	—	N/A		N/A		N/A		N/A	N/A
Apartment Buildings				$(975)	$975	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(6,327)	$2,355	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,551	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,348)	1,700	—	52	Acres	—		101	H	N/A	N/A
Hotels				$10,179	$(6,124)	$4,055	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,797	$(3,021)	$1,776	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,798	3,034	7,832	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,595	$13	$9,608	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$10,808	$(1,030)	$9,778	$5,185	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	422	938	8,735	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(3,082)	$13,798	$10,716	$13,920

Investments in real estate ventures				$77,357	$47,510	$124,867	$13,920

Total Carrying Value				$98,322	$55,191	$153,513
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

(3) The Witkoff GP Partners venture includes a $2,196 investment in 500 Broadway and a $7,582 investment in Fontainebleau Las Vegas.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of March 31, 2020 were $9,079. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the three months ended March 31, 2020, New Valley capitalized $1,253 of interest costs and utilized (reversed) $2,772 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $95,700 for the three months ended March 31, 2020 and decreased by $270,918 for the three months ended March 31, 2019.
Cash provided from operations was $115,309 and $19,726 for the three months ended March 31, 2020 and 2019, respectively. The increase primarily related to the proceeds received from the sale of LTS in the 2020 period, increases in operating income in the 2020 period and other changes in working capital, particularly in increased excise tax payables and promotional accruals in the tobacco segment at March 31, 2020. The increases in working capital were the result of wholesalers purchasing additional product in the final two weeks of the quarter ended March 31, 2020 in response to initial concerns about potential supply chain issues and ongoing availability of tobacco products caused by the COVID-19 pandemic. In addition, the Alcohol and Tobacco Tax and Trade Bureau announced on March 31, 2020 in TTB Industry Circular 2020-2 that excise tax filings and payment due dates from March 1, 2020 to July 1, 2020 have been postponed for 90 days and we expect this postponement will result in an increase to the liquidity of our tobacco segment in the second quarter of 2020 and a corresponding decline in the third quarter of 2020.
Cash provided by investing activities was $25,968 for the three months ended March 31, 2020 and cash used in investing activities was $6,414 for the three months ended March 31, 2019. In the first three months of 2020, cash provided by investing activities was from the sale of investment securities of $16,672, pay downs of investment securities of $202, maturities of investment securities of $15,616, distributions from investments in real estate ventures of $1,036, a decrease in restricted assets of $93, and proceeds from the sale or liquidation of long-term investments of $19,544. This was offset by the purchase of investment securities of $15,798, investments in real estate ventures of $673, capital expenditures of $4,888, investments in real estate, net of $340, an increase in cash surrender value of life insurance policies of $258, and purchase of long-term investments of $5,238. In the first three months of 2019, cash used in investing activities was for the purchase of investment securities of $20,623, investments in real estate ventures of $871, capital expenditures of $3,825, investments in real estate, net of $641, an increase in cash surrender value of life insurance policies of $238, purchase of subsidiaries of $668, and increase in restricted assets of $7. This was offset by the sale of investment securities of $7,759, pay downs of investment securities of $258, maturities of investment securities of $11,308, and distributions from investments in real estate ventures of $1,134.
Cash used in financing activities was $45,577 and $284,230 for the three months ended March 31, 2020 and 2019, respectively. In the first three months of 2020, cash was used for the dividends and distributions on common stock of $32,074, repayments of debt of $2,638, distributions to non-controlling interest of $448, and net repayments of debt under the revolver of $10,453, offset by proceeds from debt issuance of $36. In the first three months of 2019, cash was used for the dividends and distributions on common stock of $60,459, repayments of debt of $230,466, distributions to non-controlling interest of $285, offset by net borrowings of debt under the revolver of $6,980.
For the years ended December 31, 2019 and 2018, cash payments of dividends and distributions on common stock exceeded cash from operations by $114,178 and $43,533 respectively. The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning March 31, 2020, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These included the repayment in April 2020 of the $169,610 of principal outstanding under our 5.5% Variable Interest Senior Convertible Debentures due 2020 along with cash interest expense of approximately $110,300 on our other debt and other corporate expenses and taxes. In addition, the board continues to evaluate our dividend policy on a quarterly basis. Based on the $0.20 per share quarterly dividend rate in 2020, payment of our quarterly dividend would require cash payments of approximately $124,900 over the next twelve months.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of March 31, 2020, we had cash and cash equivalents of $467,264 (including $49,422 of cash at Douglas Elliman and $68,968 of cash at Liggett), investment securities, which were carried at $103,875 (see Note 6 to condensed consolidated financial statements), and long-term investments, which were carried at $47,129 (and, including in-transit redemptions at March 31, 2020, had a fair value of $48,893). As discussed elsewhere, we used $169,610 of cash to retire the convertible notes due in April 2020. As of March 31, 2020, our investments in real estate ventures were carried at $124,867 and our investments in real estate, net of accumulated depreciation, were carried at $28,646.

Limitation of interest expense deductible for income taxes. Since 2018, our interest expense that is deductible in the computation of our income tax liability has been limited to a percentage of adjusted taxable income, as defined, with certain exceptions. In 2019 and 2020, the amount is limited to 50% of taxable income before interest, depreciation and amortization and, in 2021, the amount is limited to 30% of taxable income before interest, depreciation and amortization. Beginning in 2022, the amount is limited to 30% of taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, which portions of our real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. Nonetheless, due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which could increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt.
Tobacco Litigation. As of March 31, 2020, adverse verdicts have been entered in 16 Engle progeny cases against Liggett. Several were overturned on appeal and new trials were ordered. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, 44 Engle progeny cases are still pending. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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

	Indenture	March 31, 2020	After April 2020 Repayment
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$371,655	$371,655
Leverage ratio, as defined	<3.0 to 1	2.69 to 1	2.70 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.79 to 1	1.25 to 1

As of March 31, 2020 and December 31, 2019, we were in compliance with all debt covenants related to the 2025 Indenture.

10.5% Senior Notes due 2026. On November 2, 2018 and November 18, 2019, respectively, we sold $325,000 and $230,000 of our 10.5% Senior Notes due 2026 in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A of the Securities Act. There are no registration rights associated with the notes, and the Company does not intend to offer notes registered under the Securities Act in exchange for the 10.5% Senior Notes or file a registration with respect to the 10.5% Senior Notes. The aggregate net proceeds from the 2018 sale and the 2019 sale were approximately $315,000 and $220,400, respectively, after deducting underwriting discounts, commissions, fees and offering expenses. We used the net cash proceeds from the 2018 issuance of our 10.5% Senior Notes to retire the principal amount, plus accrued and unpaid interest on, our outstanding 7.5% Variable Interest Senior Convertible Notes in January 2019, and for general corporate purposes. We intend to use the net cash proceeds from the 2019 issuance of our 10.5% Senior Notes to redeem, repurchase, repay or otherwise retire the principal amount, plus accrued and unpaid interest on our outstanding 5.5% Variable Interest Senior Convertible Debentures due 2020.
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

Covenant	Indenture Requirement	March 31, 2020	After April 2020 Repayment
Consolidated EBITDA, as defined	N/A	$277,389	$277,389
Fixed charge coverage ratio, as defined	>2.0 to 1	2.84 to 1	2.84 to 1
Net leverage ratio, as defined	<4.0 to 1	2.98 to 1	2.98 to 1
Secured leverage ratio, as defined	<3.75 to 1	3.22 to 1	3.22 to 1
As of March 31, 2020 and December 31, 2019, we were in compliance with all of the debt covenants governing our 10.5% Senior Notes.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of March 31, 2020, $24,498 was outstanding under the Credit Agreement, all of which was classified as current liabilities. Availability as determined under the Credit Agreement was $35,502 based on eligible collateral at March 31, 2020. At March 31, 2020, management believed that Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $238,552 for the last twelve months ended March 31, 2020.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of March 31, 2020, we and our subsidiaries had total outstanding indebtedness of approximately $1,627,000. Of this amount, $169,610 comprised of the outstanding amount under our 5.5% Variable Interest Senior Convertible Debentures due 2020, which were repaid in April 2020, $850,000 comprised of the outstanding amount under our 6.125% Senior Secured Notes due 2025, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

Our 5.5% Variable Interest Senior Convertible Debentures due 2020 matured on April 15, 2020 and we used the proceeds of the offering of our 10.5% Senior Notes to pay $169,610 of principal on the maturity date. We may utilize the remaining proceeds from the offering of our 10.5% Senior Notes that were not applied to the repayment of our 5.5% Variable Interest Senior Convertible Debentures due 2020 for general corporate purposes, including to pursue business opportunities.
We currently believe that our tobacco segment will be a positive cash-flow-generating unit and will continue to be able to sustain its operations in 2020 without any significant liquidity concerns. Our real estate segment has historically been a positive cash-flow generating segment, but we do not currently expect our real estate operations to generate positive cash-flow in 2020, primarily due to the COVID-19 pandemic and related economic disruption.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $467,300, investment securities at fair value of approximately $103,900, long-term investments with an estimated value of approximately $48,900, and availability under Liggett’s credit facility of approximately $35,500 at March 31, 2020. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
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
As of March 31, 2020, approximately $24,500 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2020, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $245.
In addition, as of March 31, 2020, $168,851 ($169,610 principal amount) of outstanding debt had a variable interest rate determined by the amount of the dividends on our common stock. These notes were retired at maturity for cash on April 15, 2020.
We held debt securities available for sale totaling $72,148 as of March 31, 2020. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.

Equity Security Price Risk

As of March 31, 2020, we held various investments in equity securities with a total fair value of $66,144, of which $31,727 represents equity securities at fair value and $34,417 represents equity securities that qualify for the NAV practical expedient. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 and 7 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and equity securities that qualify for the NAV practical expedient. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of March 31, 2020, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,614.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation

There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2019, except as follows. The following paragraph of “Item. 1. Business--Legislation and Regulation-Advertising and Warnings on Packaging” from our Annual Report on Form 10-K, which is referenced therein, is amended and restated in its entirety:
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provides for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs.
On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. We cannot predict whether the court will delay the effective date and/or determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling would have on the compliance timeline or requirements imposed on industry.

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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•	general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,

•	governmental regulations and policies,

•	adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises, such as the recent outbreak of COVID-19,

•	significant changes in the price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic,

•	potential dilution to our holders of or common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities,

•	the impacts of the Tax Cuts and Jobs Act of 2017, including the deductibility of interest expense and the impact of the markets on our Real Estate segment,

•	effects of industry competition,

•	impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•	impact of legislation on our results of operations and product costs, i.e. the impact of federal legislation providing for regulation of tobacco products by FDA,

•	impact of substantial increases in federal, state and local excise taxes,

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

Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission.
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

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 10, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, or its subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, Attn. Investor Relations.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Item 1A, “Risk Factors,” of our Annual Report on 10-K for the year ended December 31, 2019, except as set forth below:

Vector and its tobacco and real estate segments face various risks related to health epidemics and pandemics, including the COVID-19 pandemic and similar outbreaks, which have had and may continue to have a material adverse effect on our business, consolidated results of operations, cash flows or financial position.

Our tobacco and real estate segments’ businesses, and financial results, consolidated results of operations, cash flows or financial position have been, and we expect will continue to be, negatively impacted by the recent and rapidly spreading COVID-19 pandemic. Health epidemics, pandemics and similar outbreaks, including the COVID-19 pandemic are having, and could continue to have, negative impacts, such as (i) a global or U.S. recession or other economic crisis including a financial crisis, (ii) credit and capital markets volatility (and access to these markets, including by us and those in our distribution and supply chains), (iii) significant volatility in demand for our tobacco products, (iv) changes in adult consumer accessibility to our tobacco products including due to government action, such as quarantines, “pause” orders, “shelter-in place” rules, restrictions on travel and restrictions on the types of businesses that can operate; (v) changes in adult consumer behavior and preferences and cessation of use of tobacco products due to public health actions or concerns; (vi) extended or multiple disruptions in the manufacturing operations of our tobacco segment, or in their distribution and supply chains, including as a result of government action requiring closures of certain facilities, remote working protocols and restrictions on the types of businesses that can operate; (v) reduced supply and demand for real-estate and lower property prices in certain markets, and (vi) reductions in the market value of land and properties. In addition, the operations of our tobacco and real estate segments may incur increased costs and otherwise be negatively affected if significant portions of their respective workforces (or the workforces within their respective distribution or supply chains) are unable to work or work effectively, including because of illness, unavailability of personal protective equipment, quarantines, government actions, facility closures or other restrictions.

The impact of the COVID-19 pandemic depends on factors beyond our knowledge or control, including the duration and severity of the outbreak and actions taken to contain its spread and mitigate the public health effects. We cannot at this time predict the impact of the COVID-19 pandemic on our future financial or operational results, but the impact could be material over time.

Significant changes in price, availability or quality of tobacco, other raw materials or component parts could have an adverse effect on the profitability and business of our tobacco segment.

Any significant change in prices, quality or availability of tobacco, other raw materials or component parts, particularly as a result of the COVID-19 pandemic, could adversely affect our tobacco segment and its profitability and business. The COVID-19 pandemic also may impact the availability of direct materials necessary for our tobacco segment.

Our tobacco segment relies on one manufacturing facility and a small number of key suppliers, distributors and distribution chain service providers. An extended disruption at a facility or in service by a supplier, distributor or distribution chain service provider, including as a result of health epidemics or pandemics such as COVID-19, could have a material adverse effect on the business, the consolidated results of operations, cash flows or financial position of Vector.

Our tobacco segment faces risks inherent in reliance on one manufacturing facilities and a small number of key suppliers, distributors and distribution chain service providers. A natural or man-made disaster or other disruption that affects the manufacturing operations of our tobacco segment, the operations of any key supplier, distributor or distribution chain service provider of any to our tobacco segment or any other disruption in the supply or distribution of goods or services (including a key supplier’s inability to comply with government regulations or unwillingness to supply goods or services to a tobacco company) could adversely impact the operations of our tobacco segment. For example, some state governors have issued executive orders requiring that certain non-essential businesses temporarily suspend or alter their operations for varying periods of time while the COVID-19 pandemic persists. Operations of our tobacco segment, suppliers, distributors and distribution chain service providers could be suspended temporarily once or multiple times, or closed permanently, depending on various factors, including how long the COVID-19 pandemic persists and the extent to which state, local and federal governments, as well as foreign countries, impose restrictions on the operation of facilities or otherwise place limits on our supply and distribution chains. An extended disruption in operations experienced in our tobacco segment or in the supply or distribution of goods or services by one or more key suppliers, distributors or distribution chain service providers could have a material adverse effect on our business and our consolidated results of operations, cash flows or financial position.

New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area, which has been adversely impacted by COVID-19.

New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in the New York metropolitan area and to a lesser extent in South Florida, Los Angeles, and other markets. As of March 31, 2020, we had investments in or were developing 15 projects in the New York metropolitan area. Douglas Elliman’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in the New York metropolitan area and derived approximately 70% of its revenues in 2019 and 2018 from this region. Published reports and data indicate that the New York metropolitan area has been impacted more than any other area in the United States by the COVID-19 pandemic. Consequently, various governmental agencies in the New York metropolitan area, and other markets where Douglas Elliman operates and where our real estate investments are located, have instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that can operate. For example, Douglas Elliman’s agents have been restricted from performing personal showings of properties or conducting open houses in most of Douglas Elliman’s markets since March 2020. As a result of such measures, volumes of residential property sales transactions in the New York metropolitan area have decreased significantly, and the aggregate sales commissions earned by Douglas Elliman on sales transactions have correspondingly declined. In addition, construction was and has been halted at many of the real estate projects that New Valley has invested in. This has had, and we expect will continue to have, a material adverse effect on our financial condition and results of operations, notwithstanding the mitigation actions we have initiated (including employee-related and other cost saving actions) and expect to continue during this crisis.

In addition, property development and investment activities are currently significantly lower than past levels and future growth in the property market in the New York metropolitan area, South Florida, Los Angeles, Las Vegas or elsewhere in the United States are currently uncertain which may have a material adverse affect on New Valley’s real estate investments. Adverse developments in national and local economic conditions as a result of the COVID-19 pandemic, as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States generally, particularly in the regions where our investments and brokerage businesses are located, have reduced, and we expect will continue to reduce demand and depress prices for our properties and services and have had and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.

New Valley is dependent on the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. New York City may be considered a less attractive city to live and invest in, and its status as an international center for business and commerce may been impacted by the COVID-19 pandemic.

Through its investments in Douglas Elliman and 15 developments in the New York metropolitan area, New Valley is dependent on the attractiveness of New York City as a place to live and invest in. As previously discussed, published reports and data indicate that the New York metropolitan area has been impacted more than any other area in the United States by the COVID-19 pandemic. Consequently, various governmental agencies in the New York metropolitan area have reacted by instituting quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that can operate. While the ultimate impact of the rapidly developing COVID-19 pandemic on New York City’s economy is uncertain, if New York City’s economy stagnates or contracts as a result of COVID-19 or otherwise, or if there are significant concerns or uncertainty regarding the strength of New York City’s economy due to domestic, international or global macroeconomic trends, health epidemics or pandemics (including COVID-19) or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce, such as restrictions on domestic or international travel (including as a result of COVID-19) or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes.

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

We acquire land and invest in real estate projects in the ordinary course of our business. There is an inherent risk that the value of our land and investments may decline after purchase, which also may affect the value of existing properties under construction. The valuation of property is inherently subjective and based on the individual characteristics of each property. The market value of our land and investments in real estate projects depends on general and local real estate market conditions and are subject to broader macro-economic changes in the national and local economies in which they are located. These conditions can change and thereby subject valuations to uncertainty. For example, adverse developments in national and local economic conditions as a result of the COVID-19 pandemic have reduced, and we expect will continue to reduce demand for and depress the market value of our land and investments in real estate projects in the New York metropolitan area. We regularly review the value of our investments and will continue to do so on a periodic basis. Write-downs and impairments in the value of our properties and/or investments may be required, and we may in the future sell properties and/or investments at a loss, which could adversely affect our results of operations and financial condition.

The current and potentially ongoing impact of the COVID-19 pandemic and related economic disruption on Douglas Elliman may result in further impairments to goodwill and other intangible assets, including trademark intangible assets.

We evaluate goodwill for impairment annually or whenever we identify certain triggering events or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or circumstances that might indicate that an interim evaluation is warranted include, among other things, unexpected adverse business conditions, macro and reporting unit specific economic factors (for example, interest rate fluctuations, and loss of key personnel), supply costs, unanticipated competitive activities, and acts by governments and courts. During the first quarter of 2020, we determined that a triggering event had occurred related to the Douglas Elliman reporting unit due to a decline in sales and profitability projections for the reporting unit, driven by the COVID-19 pandemic and related economic disruption. A third-party quantitative assessment of goodwill and trademark intangible assets related to Douglas Elliman was undertaken, based on, among other things, management’s assumptions regarding revenue growth rates, economic and market trends, including current expectations of deterioration resulting from the COVID-19 pandemic, changes to cost structures and other expectations about the anticipated short-term and long-term operating results of Douglas Elliman. This quantitative assessment resulted in impairment charges to goodwill of $46,252 and to trademark intangible assets of $12,000 as of March 31, 2020. If we fail to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more severe than expected, additional impairment charges could result in future periods, and such impairment charges could be material.

We have made significant operating adjustments in Douglas Elliman’s real estate brokerage business, including staff reductions, which could negatively impact the financial success of Douglas Elliman’s brokerage business in the future.

Douglas Elliman’s real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and its agents. As a result of the impact of the COVID-19 pandemic on Douglas Elliman’s brokerage business, in April 2020, we made significant operating adjustments at Douglas Elliman, including a reduction in the number of employees and compensation rates of staff by approximately 25% and 15%, respectively, of 2019 payroll. While such cost-reduction measures were necessary in order to mitigate the on-going financial impacts of COVID-19 on Douglas Elliman’s real estate brokerage business, there can be no assurance that we will be able to re-hire those employees in the event that economic conditions improve, and as a result, the staff reductions that we have made could negatively impact the financial success of Douglas Elliman’s brokerage business in the future.

We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding LLC and New Valley LLC. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. New Valley’s ability to pay dividends to us depends primarily on the ability of our real-estate operations to generate cash. While our real-estate operations have historically been a positive cash-flow generating unit, as discussed elsewhere in this report, we do not currently expect our real-estate operations to generate positive-cash flow in 2020, primarily due to the COVID-19 pandemic and related economic disruption. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett and Vector Tobacco, its wholly-owned subsidiaries, to generate cash and make it available to VGR Holding. The Liggett Credit Facility contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control.
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
As of March 31, 2020 and December 31, 2019, we were in compliance with all of the financial ratios under the 2025 Indenture and 2026 Indenture.
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

Cigarettes are subject to substantial regulation and taxation at the federal, state and local levels, which has had and may continue to have an adverse effect on our business. For a more complete discussion of the material regulations and taxation applicable to our Business, see Item 1. Business. Legislation and Regulation of our Annual Report on Form 10-K for the year ended December 31, 2019. For instance:

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

The federal government, as well as certain state, city and county governments, impose excise taxes on cigarettes, which has had, and is expected to continue to have, an adverse effect on sales of cigarettes. Significant increases in excise taxes are likely to continue to be proposed or enacted at the federal, state and local levels within the U.S., including as a result of the COVID-19 pandemic as a way for governments to address potential budget shortfalls. Since certain of these excise taxes were proportionately smaller on other types of tobacco products, a dramatic increase in the sale of mislabeled pipe tobacco occurred, which took away market share from traditional cigarette products.

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

Other Legislation or Governmental Initiatives

In addition to the actions discussed in “Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which have a negative effect on revenue and profitability”, other regulatory initiatives affecting the tobacco industry have been adopted or are being considered at the federal level and in a number of state and local jurisdictions. For example, amid the COVID-19 pandemic, state and local governments have required additional health and safety requirements of all businesses, including tobacco manufacturing and other facilities. State and local governments also have mandated the temporary closure of some businesses. It is possible that tobacco manufacturing and other facilities could be subject to these government-mandated temporary closures. Additionally, in recent years, legislation has been introduced or enacted at the state or local level to subject tobacco products to various reporting requirements and performance standards; establish educational campaigns relating to tobacco consumption or tobacco control programs or provide additional funding for governmental tobacco control activities; restrict the sale of tobacco products in certain retail establishments and the sale of tobacco products in certain package sizes; require tax stamping of smokeless tobacco products; require the use of state tax stamps using data encryption technology; and further restrict the sale, marketing and advertising of cigarettes. Such legislation may be subject to constitutional or other challenges on various grounds, which may or may not be successful.

It is not possible to predict what, if any, additional legislation, regulation or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. It is possible, however, that legislation, regulation or other governmental action could be enacted or implemented that could have a material adverse impact on the business and volume of our tobacco segment, and our consolidated results of operations, cash flows or financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2020.

Item 6.    Exhibits:

10.1
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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 11, 2020