Form 10-Q
period 2020-06-30
VECTOR GROUP LTD
filed 2020-08-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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
☐ Yes ☒ No
At August 5, 2020, Vector Group Ltd. had 153,293,358 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$540,363	$371,341
Investment securities at fair value	88,643	129,641
Accounts receivable - trade, net	32,760	36,959
Inventories	98,609	98,762
Other current assets	38,363	44,911
Total current assets	798,738	681,614
Property, plant and equipment, net	77,617	82,160
Investments in real estate, net	28,876	28,317
Long-term investment securities at fair value	33,232	45,781
Investments in real estate ventures	115,377	131,556
Operating lease right-of-use assets	148,662	149,578
Goodwill and other intangible assets, net	207,659	265,993
Other assets	121,586	120,090
Total assets	$1,531,747	$1,505,089
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$8,853	$209,269
Current portion of fair value of derivatives embedded within convertible debt	—	4,999
Current payments due under the Master Settlement Agreement	102,125	34,116
Income taxes payable, net	36,831	5,138
Current operating lease liability	18,268	18,294
Other current liabilities	332,034	189,317
Total current liabilities	498,111	461,133
Notes payable, long-term debt and other obligations, less current portion	1,398,194	1,397,216
Non-current employee benefits	61,025	67,853
Deferred income taxes, net	12,438	33,695
Non-current operating lease liability	159,296	156,963
Payments due under the Master Settlement Agreement	18,130	17,275
Other liabilities	53,757	55,970
Total liabilities	2,200,951	2,190,105
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 153,484,477 and 148,084,900 shares issued and outstanding	15,348	14,808
Accumulated deficit	(663,723)	(678,464)
Accumulated other comprehensive loss	(20,829)	(21,808)
Total Vector Group Ltd. stockholders' deficiency	(669,204)	(685,464)
Non-controlling interest	—	448
Total stockholders' deficiency	(669,204)	(685,016)
Total liabilities and stockholders' deficiency	$1,531,747	$1,505,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Tobacco*	$312,510	$294,501	$599,579	$551,257
Real estate	133,250	243,931	300,669	408,099
Total revenues	445,760	538,432	900,248	959,356

Expenses:
Cost of sales:
Tobacco*	214,067	204,461	411,357	381,764
Real estate	90,818	163,713	204,151	272,430
Total cost of sales	304,885	368,174	615,508	654,194

Operating, selling, administrative and general expenses	71,064	93,359	161,581	185,673
Litigation settlement and judgment expense	53	655	53	655
Impairments of goodwill and intangible assets	—	—	58,252	—
Restructuring charges	2,961	—	2,961	—
Operating income	66,797	76,244	61,893	118,834

Other income (expenses):
Interest expense	(29,358)	(32,753)	(64,985)	(70,273)
Change in fair value of derivatives embedded within convertible debt	1,669	3,788	4,999	14,137
Equity in earnings (losses) from investments	2,207	(1,685)	52,359	(323)
Equity in (losses) earnings from real estate ventures	(12,260)	6,391	(18,765)	3,952
Other, net	7,635	4,781	(3,020)	12,221
Income before provision for income taxes	36,690	56,766	32,481	78,548
Income tax expense	10,916	17,459	9,938	24,208

Net income	25,774	39,307	22,543	54,340

Net income attributed to non-controlling interest	—	—	—	(80)

Net income attributed to Vector Group Ltd.	$25,774	$39,307	$22,543	$54,260

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.17	$0.25	$0.14	$0.34

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.16	$0.25	$0.14	$0.33

* Revenues and cost of sales include federal excise taxes of $121,170, $119,943, $234,309, and $224,576, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$25,774	$39,307	$22,543	$54,340

Net unrealized gains on investment securities available for sale:
Change in net unrealized gains (losses)	644	346	(20)	723
Net unrealized (gains) losses reclassified into net income	(70)	(4)	433	(37)
Net unrealized gains on investment securities available for sale	574	342	413	686

Net change in pension-related amounts
Amortization of loss	463	491	927	948
Net change in pension-related amounts	463	491	927	948

Other comprehensive income	1,037	833	1,340	1,634

Income tax effect on:
Change in net unrealized gains (losses) on investment securities	(174)	(94)	6	(198)
Net unrealized (gains) losses reclassified into net income on investment securities	19	1	(117)	10
Pension-related amounts	(125)	(135)	(250)	(260)
Income tax provision on other comprehensive income	(280)	(228)	(361)	(448)

Other comprehensive income, net of tax	757	605	979	1,186

Comprehensive income	26,531	39,912	23,522	55,526

Comprehensive income attributed to non-controlling interest	—	—	—	(80)
Comprehensive income attributed to Vector Group Ltd.	$26,531	$39,912	$23,522	$55,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2020	148,084,900	$14,808	$—	$(712,221)	$(21,586)	$—	$(718,999)
Net income	—	—	—	25,774	—	—	25,774
Total other comprehensive income	—	—	—	—	757	—	757
Distributions and dividends on common stock ($0.20 per share)	—	—	(54,244)	22,644	—	—	(31,600)
Restricted stock grant	405,000	41	(41)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(5,423)	(1)	(61)	—	—	—	(62)
Issuance of common stock, net of offering costs	5,000,000	500	52,063	—	—	—	52,563
Stock-based compensation	—	—	2,283	—	—	—	2,283
Other	—	—	—	80	—	—	80
Balance as of June 30, 2020	153,484,477	$15,348	$—	$(663,723)	$(20,829)	$—	$(669,204)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2019	140,899,065	$14,090	$—	$(580,581)	$(24,098)	$488	$(590,101)
Net income	—	—	—	39,307	—	—	39,307
Total other comprehensive income	—	—	—	—	605	—	605
Distributions and dividends on common stock ($0.38 per share)	—	—	(2,285)	(56,512)	—	—	(58,797)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(5,165)	(1)	(47)	—	—	—	(48)
Effect of 2019 stock dividend*	7,047,695	705	—	(705)	—	—	—
Stock-based compensation	—	—	2,338	—	—	—	2,338
Balance as of June 30, 2019	148,001,595	$14,800	$—	$(598,491)	$(23,493)	$488	$(606,696)

*    Represents the effect of the September 27, 2019 stock dividend on the second quarter 2019 common-stock activity.
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2020	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net income	—	—	—	22,543	—	—	22,543
Total other comprehensive income	—	—	—	—	979	—	979
Distributions and dividends on common stock ($0.40 per share)	—	—	(56,502)	(5,619)	—	—	(62,121)
Restricted stock grant	405,000	41	(41)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(5,423)	(1)	(61)	—	—	—	(62)
Issuance of common stock, net of offering costs	5,000,000	500	52,063	—	—	—	52,563
Stock-based compensation	—	—	4,541	—	—	—	4,541
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Other	—	—	—	80	—	—	80
Balance as of June 30, 2020	153,484,477	$15,348	$—	$(663,723)	$(20,829)	$—	$(669,204)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2019	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	54,260	—	80	54,340
Total other comprehensive income	—	—	—	—	1,186	—	1,186
Distributions and dividends on common stock ($0.76 per share)	—	—	(4,550)	(113,024)	—	—	(117,574)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(20,742)	(3)	(218)	—	—	—	(221)
Effect of 2019 stock dividend*	7,047,695	705	—	(705)	—	—	—
Stock-based compensation	—	—	4,774	—	—	—	4,774
Distributions to non-controlling interest	—	—	—	—	—	(285)	(285)
Balance as of June 30, 2019	148,001,595	$14,800	$—	$(598,491)	$(23,493)	$488	$(606,696)

*    Represents the effect of the September 27, 2019 stock dividend on the second quarter 2019 common-stock activity.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Net cash provided by operating activities	$341,329	$98,102
Cash flows from investing activities:
Sale of investment securities	19,555	12,942
Maturities of investment securities	31,574	28,610
Purchase of investment securities	(16,867)	(44,222)
Proceeds from sale or liquidation of long-term investments	23,407	—
Purchase of long-term investments	(5,238)	—
Investments in real estate ventures	(3,858)	(21,908)
Distributions from investments in real estate ventures	5,172	23,200
Increase in cash surrender value of life insurance policies	(751)	(789)
Decrease in restricted assets	87	668
Proceeds from sale of fixed assets	—	8
Capital expenditures	(6,242)	(6,320)
Purchase of subsidiaries	—	(668)
Pay downs of investment securities	415	545
Investments in real estate, net	(679)	(1,153)
Net cash provided by (used in) investing activities	46,575	(9,087)
Cash flows from financing activities:
Proceeds from issuance of debt	531	—
Deferred financing costs	—	(33)
Repayments of debt	(172,467)	(230,771)
Borrowings under revolver	130,641	172,224
Repayments on revolver	(165,593)	(169,727)
Dividends and distributions on common stock	(63,478)	(118,748)
Distributions to non-controlling interest	(448)	(285)
Proceeds from issuance of Vector stock	52,563	—
Other	5	—
Net cash used in financing activities	(218,246)	(347,340)
Net increase (decrease) in cash, cash equivalents and restricted cash	169,658	(258,325)
Cash, cash equivalents and restricted cash, beginning of period	379,476	591,729
Cash, cash equivalents and restricted cash, end of period	$549,134	$333,404

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
Certain reclassifications have been made to the 2019 financial information to conform to the 2020 presentation.

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

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributed to Vector Group Ltd.	$25,774	$39,307	$22,543	$54,260
Income attributed to participating securities	(707)	(2,027)	(1,268)	(4,029)
Net income applicable to common shares attributed to Vector Group Ltd.	$25,067	$37,280	$21,275	$50,231

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income attributed to Vector Group Ltd.	$25,774	$39,307	$22,543	$54,260
Income attributable to 5.5% Variable Interest Senior Convertible Notes	(375)	—	—	—
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	—	—	(1,246)
Income attributed to participating securities	(707)	(2,027)	(1,268)	(4,029)
Net income applicable to common shares attributed to Vector Group Ltd.	$24,692	$37,280	$21,275	$48,985

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-average shares for basic EPS	149,379,306	146,509,025	148,189,710	146,490,322
Plus incremental shares related to convertible debt	1,379,454	—	—	1,449,753
Plus incremental shares related to stock options and non-vested restricted stock	88,100	12,082	85,701	14,242
Weighted-average shares for diluted EPS	150,846,860	146,521,107	148,275,411	147,954,317

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2020 and 2019, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods and the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted-average shares of non-vested restricted stock	625,122	1,407,820	625,122	1,407,820
Weighted-average expense per share	$19.54	$17.92	$19.54	$17.92
Weighted-average number of shares issuable upon conversion of debt	—	11,447,061	4,874,072	11,447,061
Weighted-average conversion price	$—	$20.27	$20.27	$20.27

(d)	Restructuring:
In response to the current novel coronavirus pandemic (“COVID-19”), the Company's Real Estate segment, including Douglas Elliman, has commenced a restructuring by realigning its administrative support function and office locations as well as adjusting its business model to more efficiently serve its clients. This included a reduction of staff by approximately 25% at Douglas Elliman.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table summarizes amounts expensed for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cash Charges:
Employee severance and benefits	$1,599	$1,599
Other restructuring expenses	218	218
	1,817	1,817
Non-Cash:
Loss on fixed assets associated with consolidation of sales offices	1,144	1,144
	1,144	1,144

Total restructuring charges	$2,961	$2,961

All amounts expensed for the three and six months ended June 30, 2020 are included as Restructuring charges in the Company’s condensed consolidated statements of operations and are all attributable to the Company’s Real Estate segment.
Severance and benefits expensed for the three and six months ended June 30, 2020 relate entirely to a reduction in administrative positions.
The following table presents the activity under the Real Estate segment restructuring plan for the six months ended June 30, 2020:

	Employee Severance and Benefits	Other	Non-Cash Loss on Fixed Assets	Total
Accrual balance as of January 1, 2020	$—	$—	$—	$—
Restructuring charges	1,599	218	1,144	2,961
Utilized	(1,239)	—	(1,144)	(2,383)
Accrual balance as of June 30, 2020	$360	$218	$—	$578

(e)	Investments in Real Estate Ventures:
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

(f)	Other, Net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income	$968	$3,139	$3,648	$6,347
Net gains (losses) recognized on investment securities	4,781	2,315	(7,459)	7,088
Net periodic benefit cost other than the service costs	(454)	(575)	(909)	(1,116)
Other income (expense)	2,340	(98)	1,700	(98)
Other, net	$7,635	$4,781	$(3,020)	$12,221

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(g)	Other Assets:

Other assets consisted of:

	June 30, 2020	December 31, 2019
Restricted assets	$4,004	$5,241
Prepaid pension costs	32,207	31,686
Equity-method investments	14,817	15,942
Contract assets, net	25,957	18,443
Other assets	44,601	48,778
Total other assets	$121,586	$120,090

(h)	Other Current Liabilities:
Other current liabilities consisted of:

	June 30, 2020	December 31, 2019
Accounts payable	$12,232	$10,222
Accrued promotional expenses	44,254	35,900
Accrued excise and payroll taxes payable, net	149,758	18,653
Accrued interest	31,623	35,756
Commissions payable	22,225	18,378
Accrued salary and benefits	15,407	29,464
Contract liabilities	7,830	9,358
Allowance for sales returns	8,191	7,785
Other current liabilities	40,514	23,801
Total other current liabilities	$332,034	$189,317

(i)	Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$540,363	$371,341
Restricted cash and cash equivalents included in other current assets	6,310	4,423
Restricted cash and cash equivalents included in other assets	2,461	3,712
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$549,134	$379,476

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
The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for notes and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaced the previous impairment models in U.S. GAAP, which generally required that a loss be incurred before it is recognized. The new standard applies to receivables arising from revenue transactions such as contract assets and accounts receivables. The adoption of this standard resulted in an increase in stockholders’ deficiency of $2,263, net of tax, attributed to commercial real estate term loans allowance for credit losses of $3,100 as of January 1, 2020.
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

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective for all entities for contract modifications beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The Company has not yet determined the extent to which it will utilize these expedients and exceptions should a modification occur. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.

2.        REVENUE RECOGNITION

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Tobacco Segment Revenues:
Core Discount Brands - EAGLE 20’s, PYRAMID, GRAND PRIX, LIGGETT SELECT, and EVE	$283,951	$267,277	$542,166	$500,383
Other Brands	28,559	27,224	57,413	50,874
Total tobacco revenues	$312,510	$294,501	$599,579	$551,257

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three months ended June 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$35,861	$35,631	$23,232	$20,024	$114,748
Commission and other brokerage income - development marketing	5,173	—	2,747	586	8,506
Property management revenue	8,617	215	—	—	8,832
Title fees	474	369	—	—	843
Total Douglas Elliman revenue	50,125	36,215	25,979	20,610	132,929
Other real estate revenues	—	—	—	321	321
Total real estate revenues	$50,125	$36,215	$25,979	$20,931	$133,250

	Three months ended June 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$104,301	$39,880	$31,324	$31,653	$207,158
Commission and other brokerage income - development marketing	22,718	—	436	22	23,176
Property management revenue	10,048	170	—	—	10,218
Title fees	1,869	471	—	60	2,400
Total Douglas Elliman revenue	138,936	40,521	31,760	31,735	242,952
Other real estate revenues	—	—	—	979	979
Total real estate revenues	$138,936	$40,521	$31,760	$32,714	$243,931

	Six Months Ended June 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$85,970	$70,355	$53,410	$45,724	$255,459
Commission and other brokerage income - development marketing	13,624	—	9,469	668	23,761
Property management revenue	17,179	432	—	—	17,611
Title fees	1,067	632	—	—	1,699
Total Douglas Elliman revenue	117,840	71,419	62,879	46,392	298,530
Other real estate revenues	—	—	—	2,139	2,139
Total real estate revenues	$117,840	$71,419	$62,879	$48,531	$300,669

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Six Months Ended June 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$169,980	$70,991	$54,295	$50,182	$345,448
Commission and other brokerage income - development marketing	34,104	—	3,066	29	37,199
Property management revenue	18,215	354	—	—	18,569
Title fees	2,663	910	60	—	3,633
Total Douglas Elliman revenue	224,962	72,255	57,421	50,211	404,849
Other real estate revenues	—	—	—	3,250	3,250
Total real estate revenues	$224,962	$72,255	$57,421	$53,461	$408,099

Contract Balances
The following table provides information about contracts assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	June 30, 2020	December 31, 2019
Receivables, which are included in accounts receivable - trade, net	$1,532	$2,129
Contract assets, net, which are included in other current assets	5,296	8,766
Payables, which are included in other current liabilities	1,084	1,663
Contract liabilities, which are included in other current liabilities	7,830	9,358
Contract assets, net, which are included in other assets	25,957	18,443
Contract liabilities, which are included in other liabilities	32,125	29,045
The Company recognized revenue of $3,921 and $6,658 for the three and six months ended June 30, 2020, that were included in the contract liabilities balances at December 31, 2019. There was no revenue recognized relating to performance obligations satisfied or partially satisfied in prior periods for the three and six months ended June 30, 2020 and 2019, respectively.

3.	CURRENT EXPECTED CREDIT LOSSES

On January 1, 2020, the Company adopted ASU No. 2016-13, which sets forth a current expected credit loss model that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.
ASU 2016-13 introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The Company adopted this guidance using the modified retrospective approach, as required, and has not adjusted prior period comparative information and will continue to disclose the prior period financial information in accordance with the previous guidance. The adoption of this standard resulted in an increase in stockholders’ deficiency of $2,263 net of tax, attributed to commercial real estate term loans allowance for credit losses of $3,100 as of January 1, 2020.
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not required for these trade receivables as of January 1, 2020 and June 30, 2020.
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company historically estimated its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

agents. Based on the Company’s historical credit losses on receivables from agents, current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market), it was determined that the requirements of Topic 326 did not result in a material impact on the Company’s allowance for credit losses as of January 1, 2020 of $6,132. The Company estimated that the credit losses for these receivables were $7,361 at June 30, 2020.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the condensed consolidated balance sheets. New Valley had two loans with a total amortized cost basis of $15,534 and $15,276, including accrued interest receivable of $6,034 and $5,776 at June 30, 2020 and December 31, 2019, respectively, and have maturities in 2021 and beyond. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of Topic 326, New Valley’s expected credit loss estimate was $3,100 as of January 1, 2020 and $3,532 as of June 30, 2020, which reflects the significant current and expected decline in market conditions as of June 30, 2020 due to the impact of COVID-19 on the real estate market.
The adoption of this standard did not have a material impact on the debt securities available for sale portfolio.
The following is the rollforward of the allowance for credit losses for the six months ended June 30, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	June 30, 2020
Allowance for credit losses:

Real estate broker agent receivables	$6,132	$1,270	(1)	$41	$—	7,361

New Valley term loan receivables	3,100	432	(2)	—	—	3,532
______________________
(1) The bad debt expense related to the real estate broker agent receivables is included in Operating, selling, administrative and general expenses on the condensed consolidated statements of operations.
(2) The credit losses related to the New Valley term loan receivables are included in Other, net on the condensed consolidated statements of operations.

4.	LEASES

Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$9,356	$9,630	$18,780	$18,505
Short-term lease cost	389	279	790	513
Variable lease cost	588	898	1,155	1,690

Finance lease cost:
Amortization	39	63	77	119
Interest on lease liabilities	4	4	7	7
Total lease cost	$10,376	$10,874	$20,809	$20,834

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$11,953	$18,440
Operating cash flows from finance leases	7	7
Financing cash flows from finance leases	69	113

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,076	13,061
Finance leases	60	123

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$148,662	$149,578

Current operating lease liability	$18,268	$18,294
Non-current operating lease liability	159,296	156,963
Total operating lease liabilities	$177,564	$175,257

Finance leases:
Investments in real estate, net (1)	$84	$88

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(32)	(19)
Property and equipment, net	$95	$108

Current portion of notes payable and long-term debt	$61	$86
Notes payable, long-term debt and other obligations, less current portion	124	108
Total finance lease liabilities	$185	$194

Weighted average remaining lease term:
Operating leases	8.35	8.46
Finance leases	3.10	3.01

Weighted average discount rate:
Operating leases	9.48%	10.75%
Finance leases	7.68%	8.61%

(1)
Included in Investments in real estate, net on the condensed consolidated balance sheets are financing lease equipment, at cost of $822 and $762 and accumulated amortization of $738 and $674 as of June 30, 2020 and December 31, 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period Ending December 31:
Remainder of 2020	$15,374	$39
2021	38,992	66
2022	34,772	61
2023	31,516	35
2024	25,902	8
2025	20,980	—
Thereafter	96,668	—
Total lease payments	264,204	209
Less imputed interest	(86,640)	(24)
Total	$177,564	$185

As of June 30, 2020, the Company had $870 in undiscounted lease payments relating to additional operating leases for office space and equipment that have not yet commenced. The operating leases will commence in the third and fourth quarter of 2020 with lease terms ranging from 1.5 years to 5 years.
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
The Company entered into rent deferral concession agreements during the three months ended June 30, 2020, with approximately half of its existing landlords. The agreements varied on the timing of repayment but all agreements required repayment of the deferrals over the remaining lease terms. The Company elected to treat these deferrals agreements as lease modifications and the existing lease liabilities were remeasured with a corresponding adjustment to the ROU asset on the effective date of the modification.
The Lease Modification Q&A’s future impact to the Company’s condensed consolidated financial statements is dependent upon the extent of any lease concessions granted to the Company or its subsidiaries as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.	INVENTORIES

Inventories consisted of:

	June 30, 2020	December 31, 2019
Leaf tobacco	$48,482	$44,516
Other raw materials	4,564	4,669
Work-in-process	532	333
Finished goods	66,970	71,183
Inventories at current cost	120,548	120,701
LIFO adjustments	(21,939)	(21,939)
	$98,609	$98,762

All of the Company’s inventories at June 30, 2020 and December 31, 2019 are reported under the LIFO method. The $21,939 LIFO adjustment as of June 30, 2020 decreases the current cost of inventories by $15,210 for Leaf tobacco, $183 for Other raw materials, $24 for Work-in-process and $6,522 for Finished goods. The $21,939 LIFO adjustment as of December 31, 2019 decreased the current cost of inventories by $15,210 for Leaf tobacco, $182 for Other raw materials, $24 for Work-in-process and $6,523 for Finished goods.
The amount of capitalized MSA cost in “Finished goods” inventory was $20,801 and $20,472 at June 30, 2020 and December 31, 2019, respectively. Federal excise tax capitalized in inventory was $27,663 and $27,676 at June 30, 2020 and December 31, 2019, respectively.
At June 30, 2020, Liggett had tobacco purchase commitments of approximately $18,799. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2022.

6.	INVESTMENT SECURITIES

Investment securities consisted of the following:

	June 30, 2020	December 31, 2019
Debt securities available for sale	$54,885	$83,445

Equity securities at fair value:
Marketable equity securities	11,091	23,819
Mutual funds invested in debt securities	22,667	22,377
Long-term investment securities at fair value (1)	33,232	45,781
Total equity securities at fair value	66,990	91,977

Total investment securities at fair value	121,875	175,422
Less:
Long-term investment securities at fair value	33,232	45,781
Current investment securities at fair value	88,643	129,641

Equity-method investments	$14,817	$15,942

(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net gains (losses) recognized on equity securities	$4,711	$2,311	$(7,026)	$7,051
Net gains (losses) recognized on debt securities available for sale	70	6	(47)	42
Impairment expense	—	(2)	(386)	(5)
Net gains (losses) recognized on investment securities	$4,781	$2,315	$(7,459)	$7,088

(a) Debt Securities Available for Sale
The components of debt securities available for sale at June 30, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$53,741	$1,144	$—	$54,885

The table below summarizes the maturity dates of debt securities available for sale at June 30, 2020.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$12,754	$8,761	$3,993	$—
Corporate securities	37,145	22,570	14,575	—
U.S. mortgage-backed securities	4,984	3,134	1,850	—
Commercial mortgage-backed securities	2	2	—	—
Total debt securities available for sale by maturity dates	$54,885	$34,467	$20,418	$—

The components of debt securities available for sale at December 31, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$82,714	$731	$—	$83,445

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at June 30, 2020 and December 31, 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross realized gains on sales	$72	$9	$170	$47
Gross realized losses on sales	(2)	(3)	(217)	(5)
Net gains (losses) recognized on debt securities available for sale	$70	$6	$(47)	$42

Impairment expense	$—	$(2)	$(386)	$(5)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net gains (losses) recognized on equity securities	$4,711	$2,311	$(7,026)	$7,051
Less: Net gains (losses) recognized on equity securities sold	601	278	(17)	410
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$4,110	$2,033	$(7,009)	$6,641

The Company’s marketable equity securities and mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 12. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets.

The Company received cash distributions of $23,510 and recorded $2,148 of in-transit redemptions as of June 30, 2020 related to its long-term investment securities at fair value. The Company classified $23,407 of these distributions as investing cash inflows for the six months ended June 30, 2020. The remaining distributions were classified as operating cash inflows.

(c) Equity-Method Investments:
Equity-method investments consisted of the following:

	June 30, 2020	December 31, 2019
Mutual fund and hedge funds	$14,817	$15,509
Ladenburg Thalmann Financial Services Inc. (“LTS”)	—	433
	$14,817	$15,942

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

At June 30, 2020, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 7.10% to 35.75%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
In November 2019, LTS entered into an Agreement and Plan of Merger with Advisor Group whereby each LTS common share would be converted into the right to receive $3.50 per common share. On February 14, 2020, the merger was completed and the Company received proceeds of $53,169 in exchange for the Company’s 15,191,205 common shares of LTS. The Company also tendered 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) for redemption and received an additional $6,009 in March 2020. At the closing of the transaction, the Company’s Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and the Company’s management agreement with LTS was terminated.
Equity in earnings (losses) from investments were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Mutual fund and hedge funds	$2,207	$(230)	$(693)	$612
LTS	—	(1,480)	53,052	(985)
Other	—	25	—	50
Equity in earnings (losses) from investments	$2,207	$(1,685)	$52,359	$(323)

The Company received cash distributions of $53,484 (including the $53,169 received by the Company in exchange for the Company’s 15,191,205 common shares of LTS) and $855 from the Company’s equity-method investments for the six months ended June 30, 2020 and 2019, respectively. The Company classified its cash distributions of $53,484 and $855 as operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and June 30, 2019, respectively.

(d) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in the common stock of a reinsurance company and membership units of a commercial real estate limited liability company at June 30, 2020 and December 31, 2019, respectively. Membership units of a real estate limited liability company were also included in the balance as of December 31, 2019. The total carrying value of these investments was $5,200 as of June 30, 2020 and $6,200 as of December 31, 2019, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2020 and 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7.    NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	June 30, 2020	December 31, 2019
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	3.1% - 49.5%	$42,851	$51,078
All other U.S. areas	15.0% - 77.8%	47,172	55,842
		90,023	106,920
Hotels:
New York City SMSA	1.0% - 18.4%	3,107	2,462
International	49.0%	1,610	2,161
		4,717	4,623
Commercial:
New York City SMSA	49.0%	2,076	1,852
All other U.S. areas	1.6%	7,567	7,634
		9,643	9,486

Other:	15.0% - 49.0%	10,994	10,527
Investments in real estate ventures		$115,377	$131,556
______________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$1,169	$21,537
All other U.S. areas	2,161	—
	3,330	21,537
Apartment Buildings:
All other U.S. areas	76	—
	76	—

Hotels:
New York City SMSA	—	172
	—	172

Other:	452	199
Total contributions	$3,858	$21,908

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the six months ended June 30, 2020 and June 30, 2019. New Valley’s direct investment percentage for these ventures did not significantly change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$1,735	$571
All other U.S. areas	5,214	1,279
	6,949	1,850
Apartment Buildings:
All other U.S. areas	—	3
	—	3
Hotels:
New York City SMSA	—	21,572
	—	21,572
Commercial:
New York City SMSA	3	9
All other U.S. areas	52	129
	55	138

Other	23	1,697
Total distributions	$7,027	$25,260

Of the distributions received by New Valley from its investment in real estate ventures, $1,855 and $2,060 were from distributions of earnings for the six months ended June 30, 2020 and 2019, respectively, and $5,172 and $23,200 were a return of capital for the six months ended June 30, 2020 and 2019, respectively. Distributions from earnings are included in cash from operations in the condensed consolidating statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the condensed consolidating statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in (Losses) Earnings from Real Estate Ventures:

New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$(5,104)	$(1,120)	$(8,451)	$(3,226)
All other U.S. areas (1)	(6,489)	(2,258)	(9,288)	(2,366)
	(11,593)	(3,378)	(17,739)	(5,592)
Apartment Buildings:
All other U.S. areas	(76)	3	(76)	3
	(76)	3	(76)	3
Hotels:
New York City SMSA (1)	(542)	8,942	(649)	8,234
International	(90)	122	(551)	(364)
	(632)	9,064	(1,200)	7,870
Commercial:
New York City SMSA	301	384	227	263
All other U.S. areas	(264)	79	(15)	371
	37	463	212	634

Other:	4	239	38	1,037
Equity in (losses) earnings from real estate ventures	$(12,260)	$6,391	$(18,765)	$3,952

______________________
(1) The Company recognized a liability, classified in Other current liabilities, of $2,498 as a result of recording equity in losses in excess of the joint ventures' carrying value.

During the six months ended June 30, 2019, New Valley’s Park Lane joint venture sold 80.0% of its interest in the Park Lane Hotel, a hotel located in the New York City SMSA. New Valley recognized equity in earnings of $10,328 from the sale and received distributions of $20,788 for the six months ended June 30, 2019. The sale reduced New Valley’s direct ownership percentage of the Park Lane Hotel from 5.2% to 1.0%. New Valley continues to account for its investment in the joint venture under the equity method of accounting because its ownership percentage in its direct investment continues to meet the threshold for equity method accounting.
As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of a New York City SMSA Condominium and Mixed Use Development venture was less than its carrying value as of June 30, 2020. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $3,784 for the three and six months ended June 30, 2020.

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

The carrying amount of the consolidated assets of the VIEs was $0 and $897 as of June 30, 2020 and December 31, 2019, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of June 30, 2020 and December 31, 2019. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

June 30, 2020
Condominium and Mixed Use Development:
New York City SMSA	$42,851
All other U.S. areas	47,172
90,023
Hotels:
New York City SMSA	3,107
International	1,610
4,717
Commercial:
New York City SMSA	2,076
All other U.S. areas	7,567
9,643

Other:	24,641
Total maximum exposure to loss	$129,024

New Valley capitalized $1,004 and $2,257 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2020. New Valley capitalized $1,688 and $3,003 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2019.

Douglas Elliman is engaged by certain developers as a broker for several of the real estate ventures that New Valley invests in. Douglas Elliman earned gross commissions of approximately $7,698 and $11,223 from these projects for the six months ended June 30, 2020 and 2019, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries:
The following summarized financial data for certain unconsolidated subsidiaries that meet certain thresholds pursuant to SEC Regulation S-X Rule 210.10-01(b) includes information for the West Hollywood Edition investment. New Valley has elected a one-month lag reporting period for the investment.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Condominium and Mixed Use Development:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income Statement
Revenue	$1,830	$—	$33,409	$—
Cost of goods sold	—	—	22,100	—
Other expenses	14,013	6	31,926	75
Loss from continuing operations	$(12,183)	$(6)	$(20,617)	$(75)

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	June 30, 2020	December 31, 2019
Escena, net	$9,852	$9,972
Sagaponack	19,024	18,345
Investments in real estate, net	$28,876	$28,317

Escena.  The assets of “Escena, net” were as follows:

	June 30, 2020	December 31, 2019
Land and land improvements	$8,911	$8,910
Building and building improvements	1,926	1,926
Other	1,673	1,659
	12,510	12,495
Less accumulated depreciation	(2,658)	(2,523)
	$9,852	$9,972

New Valley recorded operating losses of $629 and $354 for the three months ended June 30, 2020 and 2019, respectively, from Escena. New Valley recorded operating losses of $272 and operating income of $332 for the six months ended June 30, 2020 and 2019, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. The project is wholly-owned and the balances of the project are included in the condensed consolidated financial statements of the Company. As of June 30, 2020 and December 31, 2019, the assets of Sagaponack consisted of land and land improvements of $19,024 and $18,345, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.	NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	June 30, 2020	December 31, 2019
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026, net of unamortized discount of $3,221 and $3,392	551,779	551,608
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $0 and $5,276*	—	164,334
Liggett:
Revolving credit facility	—	34,952
Equipment loans	143	347
Other	28,033	30,146
Notes payable, long-term debt and other obligations	1,429,955	1,631,387
Less:
Debt issuance costs	(22,908)	(24,902)
Total notes payable, long-term debt and other obligations	1,407,047	1,606,485
Less:
Current maturities	(8,853)	(209,269)
Amount due after one year	$1,398,194	$1,397,216
______________________
* The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($4,999 at December 31, 2019), is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of June 30, 2020, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
10.5% Senior Notes due 2026 — Vector:
As of June 30, 2020, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
5.5% Variable Interest Senior Convertible Debentures due 2020 — Vector:
In April 2020, the Company paid $169,610 of principal as full payment of its 5.5% Variable Interest Senior Convertible Debentures due 2020, which matured on April 15, 2020.
Revolving Credit Agreement — Liggett:
As of June 30, 2020, there was no outstanding balance due under the Third Amended and Restated Credit Agreement (the “Credit Agreement”), all of which was classified as current debt as of June 30, 2020. Availability, as determined under the Credit Agreement, was approximately $60,000 based on eligible collateral at June 30, 2020. As of June 30, 2020, the Company’s applicable subsidiaries were in compliance with all debt covenants under the Credit Agreement.
Other:
Other Notes Payable consist primarily of $27,500 of notes payable issued by New Valley. On December 31, 2018, New Valley acquired the remaining 29.41% interest in Douglas Elliman for a total purchase price of $40,000, which included $10,000 of cash paid and the remaining $30,000 of notes payable to the sellers. Interest on the outstanding principal balance of the notes accrued at the mid-term applicable federal rate (“AFR”) in effect as of December 31, 2018 until January 1, 2020 and thereafter is adjusted to the then-current AFR on each payment date. Principal and interest is payable in installments through October 1, 2022. $2,500

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

of principal has been repaid through June 30, 2020 and the remaining principal is due to be repaid as follows: (1) $2,500 in the remainder of 2020; (2) $12,500 in 2021; and (3) $12,500 in 2022.
Non-Cash Interest Expense — Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Amortization of debt discount, net	$847	$5,447	$5,447	$13,972
Amortization of debt issuance costs	889	1,053	2,047	2,238
	$1,736	$6,500	$7,494	$16,210

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying		Fair
	Value	Value	Value		Value
Senior Notes	$1,401,779	$1,380,787	$1,401,608		$1,409,920
Variable Interest Senior Convertible Debt	—	—	164,334		176,289
Liggett and other	28,176	28,188	65,445		65,456
Notes payable and long-term debt	$1,429,955	$1,408,975	$1,631,387	(1)	$1,651,665

______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 12.

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheet at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2020 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.	CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2020 and 2019, Liggett incurred tobacco product liability legal expenses and costs totaling $3,191 and $3,737, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the condensed consolidated statements of operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of June 30, 2020, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett secured a $535 supersedeas bond.
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
Individual Actions
As of June 30, 2020, there were 54 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	37
Illinois	9
Nevada	5
Louisiana	2
Massachusetts	1

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of June 30, 2020, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
Liggett subsequently entered into two separate agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150 to settle their claims. On an individual basis, Liggett settled an additional 201 Engle progeny cases for approximately $8,100 in the aggregate. Two of these settlements occurred in the second quarter of 2020.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, 42 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of June 30, 2020, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. An adverse verdict against Liggett for $265 in Santoro is currently on appeal.
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
Liggett Only Cases
There are currently two cases where Liggett is the sole defendant: Cowart, a Florida Individual Action, and Tumin, an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Class Actions
As of June 30, 2020, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of June 30, 2020, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Upcoming Trials
As of June 30, 2020, there were three Individual Actions and one Engle progeny case scheduled for trial through June 30, 2021, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The PMs settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share. The 2004 NPM Adjustment arbitration started in 2016 and separate court proceedings continue for states with which the PMs have not settled.
As a result of the settlement charge and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for years 2013 - 2019 by $48,032. Liggett and Vector Tobacco may be entitled to further adjustments. As of June 30, 2020, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of June 30, 2020, there remains approximately $41,500 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2019 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In July 2019, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2019) is approximately $15,500, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17,500 in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending. Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and it reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2020 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2020	$34,116	$4,249	$38,365	$17,275	$20,594	$37,869
Expenses	96,215	28	96,243	—	—	—
Change in MSA obligations capitalized as inventory	(137)	—	(137)	—	—	—
Payments	(27,214)	(4,324)	(31,538)	—	—	—
Reclassification to/(from) non-current liabilities	(855)	3,252	2,397	855	(3,252)	(2,397)
Interest on withholding	—	238	238	—	932	932
Balance as of June 30, 2020	$102,125	$3,443	$105,568	$18,130	$18,274	$36,404

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2019 were as follows:

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2019	Impairment Losses	Amortization	June 30, 2020
Goodwill	$78,008	$(46,252)	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	107,511

Trademark - Douglas Elliman	80,000	(12,000)	—	68,000

Intangibles with a finite life, net	474	—	(82)	392

Total goodwill and other intangible assets, net	$265,993	$(58,252)	$(82)	$207,659

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
The third-party quantitative assessments of the goodwill and trademark intangible asset reflected management’s assumptions regarding revenue growth rates, economic and market trends including current expectations of deterioration resulting from the COVID-19 pandemic, changes to cost structures and other expectations about the anticipated short-term and long-term operating results of Douglas Elliman. The quantitative assessments resulted in impairment charges to goodwill of $46,262 and to the trademark intangible asset of $12,000 during the three months ended March 31, 2020. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more severe than expected, additional impairment charges could result in future periods, and such impairment charges could be material.

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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income before provision for income taxes	$36,690	$56,766	$32,481	$78,548
Income tax expense using estimated annual effective income tax rate	10,896	17,566	9,647	24,319
Changes in effective tax rates	(12)	(110)	—	—
Impact of discrete items, net	32	3	291	(111)
Income tax expense	$10,916	$17,459	$9,938	$24,208

The discrete items for the three months ended June 30, 2020 primarily relates to income tax expense on the changes in value of certain contingent consideration partially offset by income tax benefit related to stock-based compensation. The discrete items for the six months ended June 30, 2020 relate to income tax benefits on the goodwill and trademark impairment charges, changes in value of certain contingent consideration and stock-based compensation partially offset by the income tax expense related to the equity in earnings from investments associated with the one-time gain on sale of LTS. The discrete items for the three and six months ended June 30, 2019 related to an income tax benefit for stock-based compensation.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.	INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$455,669	$455,669	$—	$—

Commercial paper (1)	53,463	—	53,463	—

Certificates of deposit (2)	2,106	—	2,106	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	11,091	11,091	—	—
Mutual funds invested in debt securities	22,667	22,667	—	—
Total equity securities at fair value	33,758	33,758	—	—
Debt securities available for sale
U.S. government securities	12,754	—	12,754	—
Corporate securities	37,145	—	37,145	—
U.S. government and federal agency	4,984	—	4,984	—
Commercial mortgage-backed securities	2	—	2	—
Total debt securities available for sale	54,885	—	54,885	—

Total investment securities at fair value	88,643	33,758	54,885	—

Long-term investments
Long-term investment securities at fair value (3)	33,232	—	—	—
Total	$633,648	$489,962	$110,454	$—

Liabilities:
Fair value of contingent liability	$1,317	$—	$—	$1,317
Total	$1,317	$—	$—	$1,317

(1)	Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $6,310 that is included in Other current assets and $1,907 that is included in Other assets.

(2)	Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheet.

(3)	In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2019
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$307,655	$307,655	$—	$—

Commercial paper (1)	47,328	—	47,328	—

Certificates of deposit (2)	2,193	—	2,193	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	23,819	23,819	—	—
Mutual funds invested in debt securities	22,377	22,377	—	—
Total equity securities at fair value	46,196	46,196	—	—
Debt securities available for sale
U.S. government securities	14,660	—	14,660	—
Corporate securities	54,413	—	54,413	—
U.S. government and federal agency	6,816	—	6,816	—
Commercial mortgage-backed securities	382	—	382	—
Commercial paper	5,887	—	5,887	—
Index-linked U.S. bonds	779	—	779	—
Foreign fixed-income securities	508	—	508	—
Total debt securities available for sale	83,445	—	83,445	—

Total investment securities at fair value	129,641	46,196	83,445	—

Long-term investments
Long-term investment securities at fair value (3)	45,781	—	—	—
Total	$533,133	$354,386	$132,966	$—

Liabilities:
Fair value of contingent liability	$3,147	$—	$—	$3,147
Fair value of derivatives embedded within convertible debt	4,999	—	—	4,999
Total	$8,146	$—	$—	$8,146

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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2020:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2020	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of contingent liability	$1,317	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$169,000
			Risk-free rate for a 2.50 year term	0.17%
			Leverage-adjusted equity volatility of peer firms	64.78%

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2020 and December 31, 2019, respectively, except for investments in real estate ventures that were impaired as of June 30, 2020 and December 31, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s investments in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Three Months Ended June 30, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$3,784	$1,980	$—	$—	$1,980

The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices of the respective real estate venture. The $3,784 of impairment charges were included in equity in losses from real estate ventures for the three months June 30, 2020.

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

The Company’s business segments for the three and six months ended June 30, 2020 and 2019 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of conventional cigarettes. The Real Estate segment included the Company’s investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack and investments in real estate ventures. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2020 and 2019 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended June 30, 2020
Revenues	$312,510		$133,250		$—	$445,760
Operating income (loss)	79,309	(1)	(6,875)	(2)	(5,637)	66,797
Equity in losses from real estate ventures	—		(12,260)		—	(12,260)
Depreciation and amortization	2,000		2,198		214	4,412

Three months ended June 30, 2019
Revenues	$294,501		$243,931		$—	$538,432
Operating income (loss)	68,651	(3)	14,453		(6,860)	76,244
Equity in earnings from real estate ventures	—		6,391		—	6,391
Depreciation and amortization	1,950		2,024		250	4,224

Six months ended June 30, 2020
Revenues	$599,579		$300,669		$—	$900,248
Operating income (loss)	148,495	(4)	(74,350)	(5)	(12,252)	61,893
Equity in losses from real estate ventures	—		(18,765)		—	(18,765)
Depreciation and amortization	4,042		4,511		434	8,987
Capital expenditures	2,973		3,249		20	6,242

Six months ended June 30, 2019
Revenues	$551,257		$408,099		$—	$959,356
Operating income (loss)	128,795	(6)	4,044		(14,005)	118,834
Equity in earnings from real estate ventures	—		3,952		—	3,952
Depreciation and amortization	3,907		4,525		500	8,932
Capital expenditures	2,753		3,567		—	6,320

(1) Operating income includes $53 of litigation settlement and judgment expense.
(2) Operating loss includes $2,961 of restructuring charges.
(3) Operating income includes $655 of litigation settlement and judgment expense.
(4) Operating income includes $53 of litigation settlement and judgment expense.
(5) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and intangible assets and $2,961 of restructuring charges.
(6) Operating income includes $655 of litigation settlement and judgment expense.

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
Presented herein are Condensed Consolidating Balance Sheets as of June 30, 2020 and December 31, 2019, the related Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2020 and 2019, and the related Condensed Consolidating Statements of Cash Flows for the three and six months ended June 30, 2020 and 2019 of Vector Group Ltd. (Parent/Issuer), the guarantor subsidiaries (Subsidiary Guarantors) and the subsidiaries that are not guarantors (Subsidiary Non-Guarantors).

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		June 30, 2020
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$261,167	$217,748	$61,448	$—	$540,363
Investment securities at fair value	88,643	—	—	—	88,643
Accounts receivable - trade, net	—	13,222	19,538	—	32,760
Intercompany receivables	45,946	—	—	(45,946)	—
Inventories	—	98,609	—	—	98,609
Income taxes receivable, net	—	—	7,696	(7,696)	—
Other current assets	2,560	8,069	28,209	(475)	38,363
Total current assets	398,316	337,648	116,891	(54,117)	798,738
Property, plant and equipment, net	413	32,245	44,959	—	77,617
Investments in real estate, net	—	—	28,876	—	28,876
Long-term investment securities at fair value	33,232	—	—	—	33,232
Investments in real estate ventures	—	—	115,377	—	115,377
Operating lease right-of-use assets	6,521	3,918	138,223	—	148,662
Investments in consolidated subsidiaries	365,814	163,958	—	(529,772)	—
Goodwill and other intangible assets, net	—	107,511	100,148	—	207,659
Other assets	30,250	47,092	44,244	—	121,586
Total assets	$834,546	$692,372	$588,718	$(583,889)	$1,531,747
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8,816	$8,787	$(8,750)	$8,853
Intercompany payables	—	167	45,779	(45,946)	—
Income taxes payable, net	37,394	7,133	—	(7,696)	36,831
Current payments due under the Master Settlement Agreement	—	102,125	—	—	102,125
Current operating lease liability	754	1,694	15,820	—	18,268
Other current liabilities	45,267	223,205	63,780	(218)	332,034
Total current liabilities	83,415	343,140	134,166	(62,610)	498,111
Notes payable, long-term debt and other obligations, less current portion	1,378,871	18,827	19,246	(18,750)	1,398,194
Non-current employee benefits	51,599	9,426	—	—	61,025
Deferred income taxes, net	(17,310)	21,756	7,992	—	12,438
Non-current operating lease liability	6,787	2,790	149,719	—	159,296
Other liabilities, including litigation accruals and payments due under the Master Settlement Agreement	388	37,724	35,092	(1,317)	71,887
Total liabilities	1,503,750	433,663	346,215	(82,677)	2,200,951
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(669,204)	258,709	242,503	(501,212)	(669,204)
Non-controlling interest	—	—	—	—	—
Total stockholders' (deficiency) equity	(669,204)	258,709	242,503	(501,212)	(669,204)
Total liabilities and stockholders' deficiency	$834,546	$692,372	$588,718	$(583,889)	$1,531,747

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING BALANCE SHEETS

		December 31, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
ASSETS:
Current assets:
Cash and cash equivalents	$272,282	$27,178	$71,881	$—	$371,341
Investment securities at fair value	129,641	—	—	—	129,641
Accounts receivable - trade, net	—	15,646	21,313	—	36,959
Intercompany receivables	44,043	—	—	(44,043)	—
Inventories	—	98,762	—	—	98,762
Income taxes receivable, net	—	—	95	(95)	—
Other current assets	9,159	9,021	26,731	—	44,911
Total current assets	455,125	150,607	120,020	(44,138)	681,614
Property, plant and equipment, net	425	33,816	47,919	—	82,160
Investments in real estate, net	—	—	28,317	—	28,317
Long-term investment securities at fair value	45,781	—	—	—	45,781
Investments in real estate ventures	—	—	131,556	—	131,556
Operating lease right-of-use assets	7,085	4,830	137,663	—	149,578
Investments in consolidated subsidiaries	420,353	238,040	—	(658,393)	—
Goodwill and other intangible assets, net	—	107,511	158,482	—	265,993
Other assets	31,022	46,416	42,652	—	120,090
Total assets	$959,791	$581,220	$666,609	$(702,531)	$1,505,089
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$163,932	$45,210	$10,127	$(10,000)	$209,269
Current portion of fair value of derivatives embedded within convertible debt	4,999	—	—	—	4,999
Intercompany payables	—	236	43,807	(44,043)	—
Income taxes payable, net	2,398	2,835	—	(95)	5,138
Current payments due under the Master Settlement Agreement	—	34,116	—	—	34,116
Current operating lease liability	508	2,015	15,771	—	18,294
Other current liabilities	52,065	78,947	59,202	(897)	189,317
Total current liabilities	223,902	163,359	128,907	(55,035)	461,133
Notes payable, long-term debt and other obligations, less current portion	1,377,108	20,089	20,019	(20,000)	1,397,216
Non-current employee benefits	50,806	17,047	—	—	67,853
Deferred income taxes, net	(14,492)	22,620	25,567	—	33,695
Non-current operating lease liability	7,558	3,402	146,003	—	156,963
Other liabilities, including litigation accruals and payments due under the Master Settlement Agreement	373	41,020	34,999	(3,147)	73,245
Total liabilities	1,645,255	267,537	355,495	(78,182)	2,190,105
Commitments and contingencies
Stockholders' (deficiency) equity attributed to Vector Group Ltd.	(685,464)	313,683	310,666	(624,349)	(685,464)
Non-controlling interest	—	—	448	—	448
Total stockholders' (deficiency) equity	(685,464)	313,683	311,114	(624,349)	(685,016)
Total liabilities and stockholders' deficiency	$959,791	$581,220	$666,609	$(702,531)	$1,505,089

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2020
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$312,630	$133,250	$(120)	$445,760
Expenses:
Cost of sales	—	214,067	90,818	—	304,885
Operating, selling, administrative and general expenses	8,429	16,379	46,376	(120)	71,064
Litigation settlement and judgment expense	—	53	—	—	53
Management fee expense	—	3,114	—	(3,114)	—
Restructuring charges	—	—	2,961	—	2,961
Operating (loss) income	(8,429)	79,017	(6,905)	3,114	66,797
Other income (expenses):
Interest expense	(28,666)	(690)	(106)	104	(29,358)
Change in fair value of derivatives embedded within convertible debt	1,669	—	—	—	1,669
Equity in losses from real estate ventures	—	—	(12,260)	—	(12,260)
Equity in earnings from investments	2,207	—	—	—	2,207
Equity in earnings in consolidated subsidiaries	46,526	(5,042)	—	(41,484)	—
Management fee income	3,114	—	—	(3,114)	—
Other, net	5,154	(78)	2,325	234	7,635
Income (loss) before provision for income taxes	21,575	73,207	(16,946)	(41,146)	36,690
Income tax benefit (expense)	4,199	(19,644)	4,529	—	(10,916)
Net income (loss)	25,774	53,563	(12,417)	(41,146)	25,774
Net income (loss) attributed to Vector Group Ltd.	$25,774	$53,563	$(12,417)	$(41,146)	$25,774
Comprehensive income (loss) attributed to Vector Group Ltd.	$26,531	$53,713	$(12,417)	$(41,296)	$26,531

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Three Months Ended June 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$294,621	$243,931	$(120)	$538,432
Expenses:
Cost of sales	—	204,461	163,713	—	368,174
Operating, selling, administrative and general expenses	9,515	18,167	65,797	(120)	93,359
Litigation settlement and judgment expense	—	655	—	—	655
Management fee expense	—	2,992	—	(2,992)	—
Operating (loss) income	(9,515)	68,346	14,421	2,992	76,244
Other income (expenses):
Interest expense	(31,706)	(1,043)	(228)	224	(32,753)
Change in fair value of derivatives embedded within convertible debt	3,788	—	—	—	3,788
Equity in earnings from real estate ventures	—	—	6,391	—	6,391
Equity in losses from investments	(1,685)	—	—	—	(1,685)
Equity in earnings in consolidated subsidiaries	66,163	15,138	—	(81,301)	—
Management fee income	2,992	—	—	(2,992)	—
Other, net	3,702	447	632	—	4,781
Income before provision for income taxes	33,739	82,888	21,216	(81,077)	56,766
Income tax benefit (expense)	5,568	(17,118)	(5,909)	—	(17,459)
Net income	39,307	65,770	15,307	(81,077)	39,307
Net income attributed to Vector Group Ltd.	$39,307	$65,770	$15,307	$(81,077)	$39,307
Comprehensive income attributed to Vector Group Ltd.	$39,912	$66,004	$15,307	$(81,311)	$39,912

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2020
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$599,818	$300,669	$(239)	$900,248
Expenses:
Cost of sales	—	411,357	204,151	—	615,508
Operating, selling, administrative and general expenses	17,593	34,440	109,787	(239)	161,581
Litigation settlement and judgment expense	—	53	—	—	53
Impairments of goodwill and intangible assets	—	—	58,252	—	58,252
Management fee expense	—	6,228	—	(6,228)	—
Restructuring charges	—	—	2,961	—	2,961
Operating (loss) income	(17,593)	147,740	(74,482)	6,228	61,893
Other income (expenses):
Interest expense	(63,405)	(1,576)	(222)	218	(64,985)
Change in fair value of derivatives embedded within convertible debt	4,999	—	—	—	4,999
Equity in losses from real estate ventures	—	—	(18,765)	—	(18,765)
Equity in earnings from investments	52,359	—	—	—	52,359
Equity in earnings in consolidated subsidiaries	43,185	(74,082)	—	30,897	—
Management fee income	6,228	—	—	(6,228)	—
Other, net	(5,700)	2,229	2,282	(1,831)	(3,020)
Income (loss) before provision for income taxes	20,073	74,311	(91,187)	29,284	32,481
Income tax benefit (expense)	2,470	(36,746)	24,338	—	(9,938)
Net income (loss)	22,543	37,565	(66,849)	29,284	22,543
Net income (loss) attributed to Vector Group Ltd.	$22,543	$37,565	$(66,849)	$29,284	$22,543
Comprehensive income (loss) attributed to Vector Group Ltd.	$23,522	$37,864	$(66,849)	$28,985	$23,522

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

		Six Months Ended June 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Revenues	$—	$551,496	$408,099	$(239)	$959,356
Expenses:
Cost of sales	—	381,764	272,430	—	654,194
Operating, selling, administrative and general expenses	19,346	34,858	131,708	(239)	185,673
Litigation settlement and judgment expense	—	655	—	—	655
Management fee expense	—	5,985	—	(5,985)	—
Operating (loss) income	(19,346)	128,234	3,961	5,985	118,834
Other income (expenses):
Interest expense	(68,254)	(2,010)	(457)	448	(70,273)
Change in fair value of derivatives embedded within convertible debt	14,137	—	—	—	14,137
Equity in earnings from real estate ventures	—	—	3,952	—	3,952
Equity in losses from investments	(323)	—	—	—	(323)
Equity in earnings in consolidated subsidiaries	101,428	4,724	—	(106,152)	—
Management fee income	5,985	—	—	(5,985)	—
Other, net	10,285	600	1,336	—	12,221
Income before provision for income taxes	43,912	131,548	8,792	(105,704)	78,548
Income tax benefit (expense)	10,348	(32,066)	(2,490)	—	(24,208)
Net income	54,260	99,482	6,302	(105,704)	54,340
Net income attributed to non-controlling interest	—	—	(80)	—	(80)
Net income attributed to Vector Group Ltd.	$54,260	$99,482	$6,222	$(105,704)	$54,260
Comprehensive income attributed to non-controlling interest	$—	$—	$(80)	$—	$(80)
Comprehensive income attributed to Vector Group Ltd.	$55,446	$99,951	$6,222	$(106,173)	$55,446

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2020
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by (used in) operating activities	$126,021	$325,721	$(5,489)	$(104,924)	$341,329
Cash flows from investing activities:
Sale of investment securities	19,555	—	—	—	19,555
Maturities of investment securities	31,574	—	—	—	31,574
Purchase of investment securities	(16,867)	—	—	—	(16,867)
Proceeds from sale or liquidation of long-term investments	23,407	—	—	—	23,407
Purchase of long-term investments	(5,238)	—	—	—	(5,238)
Investments in real estate ventures	—	—	(3,858)	—	(3,858)
Distributions from investments in real estate ventures	—	—	5,172	—	5,172
Increase in cash surrender value of life insurance policies	(340)	(411)	—	—	(751)
(Increase) decrease in restricted assets	(13)	100	—	—	87
Investments in subsidiaries	(9,164)	—	—	9,164	—
Capital expenditures	(20)	(2,973)	(3,249)	—	(6,242)
Pay downs of investment securities	415	—	—	—	415
Investments in real estate, net	—	—	(679)	—	(679)
Net cash provided by (used in) investing activities	43,309	(3,284)	(2,614)	9,164	46,575
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	531	—	531
Repayments of debt	(169,610)	(204)	(2,653)	—	(172,467)
Borrowings under revolver	—	130,641	—	—	130,641
Repayments on revolver	—	(165,593)	—	—	(165,593)
Capital contributions received	—	550	8,614	(9,164)	—
Intercompany dividends paid	—	(97,259)	(7,665)	104,924	—
Dividends and distributions on common stock	(63,478)	—	—	—	(63,478)
Distributions to non-controlling interest	—	—	(448)	—	(448)
Proceeds from issuance of Vector stock	52,563	—	—	—	52,563
Other	80	—	(75)	—	5
Net cash used in financing activities	(180,445)	(131,865)	(1,696)	95,760	(218,246)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,115)	190,572	(9,799)	—	169,658
Cash, cash equivalents and restricted cash, beginning of period	272,282	27,730	79,464	—	379,476
Cash, cash equivalents and restricted cash, end of period	$261,167	$218,302	$69,665	$—	$549,134

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

		Six Months Ended June 30, 2019
			Subsidiary		Consolidated
	Parent/	Subsidiary	Non-	Consolidating	Vector Group
	Issuer	Guarantors	Guarantors	Adjustments	Ltd.
Net cash provided by operating activities	$78,661	$148,639	$10,158	$(139,356)	$98,102
Cash flows from investing activities:
Sale of investment securities	12,942	—	—	—	12,942
Maturities of investment securities	28,610	—	—	—	28,610
Purchase of investment securities	(44,222)	—	—	—	(44,222)
Investments in real estate ventures	—	—	(21,908)	—	(21,908)
Investments in real estate, net	—	—	(1,153)	—	(1,153)
Purchase of subsidiaries	—	—	(668)	—	(668)
Distributions from investments in real estate ventures	—	—	23,200	—	23,200
Increase in cash surrender value of life insurance policies	(385)	(404)	—	—	(789)
(Increase) decrease in restricted assets	(15)	683	—	—	668
Pay downs of investment securities	545	—	—	—	545
Proceeds from sale of fixed assets	—	8	—	—	8
Investments in subsidiaries	(27,482)	—	—	27,482	—
Capital expenditures	—	(2,753)	(3,567)	—	(6,320)
Net cash used in investing activities	(30,007)	(2,466)	(4,096)	27,482	(9,087)
Cash flows from financing activities:
Deferred financing costs	—	(33)	—	—	(33)
Repayments of debt	(230,000)	(621)	(150)	—	(230,771)
Borrowings under revolver	—	172,224	—	—	172,224
Repayments on revolver	—	(169,727)	—	—	(169,727)
Capital contributions received	—	575	26,907	(27,482)	—
Intercompany dividends paid	—	(102,739)	(36,617)	139,356	—
Dividends and distributions on common stock	(118,748)	—	—	—	(118,748)
Distributions to non-controlling interest	—	—	(285)	—	(285)
Net cash used in financing activities	(348,748)	(100,321)	(10,145)	111,874	(347,340)
Net (decrease) increase in cash, cash equivalents and restricted cash	(300,094)	45,852	(4,083)	—	(258,325)
Cash, cash equivalents and restricted cash, beginning of period	474,880	23,849	93,000	—	591,729
Cash, cash equivalents and restricted cash, end of period	$174,786	$69,701	$88,917	$—	$333,404

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION    AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2019 and Notes thereto, included in our 2019 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2020 and 2019.

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

Impact of COVID-19 on Tobacco Segment.  To date, we have not experienced any material disruptions to our supply or distribution chains, and have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations. However, our suppliers and members of our distribution chain may be subject to government action requiring facility closures and remote working protocols. The majority of retail stores in which our tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open.   We continue to monitor the risk that a supplier, a distributor or any other entity within our supply and distribution chain closes temporarily or permanently.

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

Impact of COVID-19 on Real Estate Segment.  Douglas Elliman is the largest residential real estate broker in the New York metropolitan area and approximately 70% of its revenues were derived from this region in 2018 and 2019. In addition, New Valley has investments in multiple real estate ventures and properties in the New York metropolitan area, which had a carrying value of $67,058 at June 30, 2020.  Published reports and data indicate that the New York metropolitan area was initially impacted more than any other area in the United States. Consequently, various governmental agencies in the New York metropolitan area and in other markets where Douglas Elliman operates, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that could operate. These restrictions adversely impacted Douglas Elliman’s ability to conduct business during the three months ended June 30, 2020. For example, Douglas Elliman’s agents were restricted from performing in-person showings of properties or conducting open houses in most of Douglas Elliman’s markets from March 2020 to June 2020. Douglas Elliman experienced a severe decline in closed sales volume in New York City beginning in March 2020 which has continued. We anticipate that sales volume in New York City may continue to be slow through the fall of 2020, and possibly longer.

Beginning in April 2020, we made significant operating adjustments at Douglas Elliman, including a reduction of personnel expense of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. While we continue to evaluate other expense reduction measures, to the extent Douglas Elliman’s business improves in the third quarter, we will begin to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses.

The COVID-19 pandemic could continue to have a material impact on our Real Estate segment; the likelihood and magnitude of a material impact increases with the amount of time the virus affects activity levels in locations in which Douglas Elliman operates. Therefore, we are unable to predict the ultimate impact of the COVID-19 pandemic on the future financial condition, results of operations and cash flows from our Real Estate segment.

Ladenburg Thalmann Financial Services Inc. (“LTS”). On November 11, 2019, LTS entered into an Agreement and Plan of Merger with Advisor Group. On February 14, 2020, the merger was completed, and each share of LTS common stock was converted into a cash payment of $3.50 per share. We received proceeds of $53,169 from our 15,191,205 common shares of LTS, and we recorded a pre-tax gain of $53,052 from the transaction in the first quarter of 2020. We also tendered 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock for redemption and received an additional $6,009 in March 2020. At the closing of the transaction, our Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and our management agreement with LTS was terminated.

Maturity of 5.5% Variable Interest Senior Convertible Debentures due 2020. In April 2020, our 5.5% Variable Interest Senior Convertible Debentures due 2020 matured and we retired them with a cash payment for the principal balance of $169,610.

Issuance of Common Stock. On May 14, 2020, we announced the pricing of our underwritten public offering (the “Offering”) of 5,000,000 shares of our common stock. We received approximately $53,000 in proceeds from the offering.

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

Critical Accounting Policies

There are no material changes except for the items listed below from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2019. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2020 and 2019 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes ownership of Douglas Elliman, investments in real estate and investments in real estate ventures.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020		2019
Revenues:
Tobacco	$312,510		$294,501		$599,579		$551,257
Real estate	133,250		243,931		300,669		408,099
Total revenues	$445,760		$538,432		$900,248		$959,356
Operating income (loss):
Tobacco	$79,309	(1)	$68,651	(3)	$148,495	(4)	$128,795	(6)
Real estate	(6,875)	(2)	14,453		(74,350)	(5)	4,044
Corporate and Other	(5,637)		(6,860)		(12,252)		(14,005)
Total operating income	$66,797		$76,244		$61,893		$118,834
(1) Operating income includes $53 of litigation settlement and judgment expense.
(2) Operating loss includes $2,961 of restructuring charges.
(3) Operating income includes $655 of litigation settlement and judgment expense.
(4) Operating income includes $53 of litigation settlement and judgment expense.
(5) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and intangible assets and $2,961 of restructuring charges.
(6) Operating income includes $655 of litigation settlement and judgment expense.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues. Total revenues were $445,760 for the three months ended June 30, 2020 compared to $538,432 for the three months ended June 30, 2019. The $92,672 (17.2%) decline in revenues was primarily due to a $110,681 decline in Real Estate revenues, which was primarily related to a decline in Douglas Elliman’s brokerage revenues, offset by a $18,009 increase in Tobacco revenues.
Cost of sales. Total cost of sales was $304,885 for the three months ended June 30, 2020 compared to $368,174 for the three months ended June 30, 2019. The $63,289 (17.2%) decline in cost of sales was primarily due to a $72,895 decline in Real Estate cost of sales, which was primarily related to a decline in Douglas Elliman’s commissions. This was offset by a $9,606 increase in Tobacco cost of sales.
Expenses. Operating expenses were $74,078 for the three months ended June 30, 2020 compared to $94,014 for the same period last year. The $19,936 (21.2%) decline in operating expenses was due to a $16,458 decline in Real Estate expenses, primarily at Douglas Elliman, including restructuring charges of $2,961 for the three months ended June 30, 2020, a $2,255 decline in Tobacco expenses, including a decline in litigation settlement and judgment expense of $602, and a $1,223 decline in Corporate and Other expenses.
Operating income. Operating income was $66,797 for the three months ended June 30, 2020 compared to $76,244 for the same period last year. The $9,447 (12.4%) decline in operating income was due to a $21,328 decline in Real Estate operating income, primarily related to Douglas Elliman. This was offset by a $10,658 increase in Tobacco operating income and a decline of $1,223 in Corporate and Other operating loss.
Other expenses. Other expenses were $30,107 and $19,478 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, other expenses primarily consisted of interest expense of $29,358 and equity in losses from real estate ventures of $12,260. This was offset by income of $1,669 from changes in fair value of derivatives embedded within convertible debt, other income of $7,635 and equity in earnings from investments of $2,207. For the three months ended June 30, 2019, other expenses primarily consisted of interest expense of $32,753 and equity in losses from investments of $1,685. This was offset by income of $3,788 from changes in fair value of derivatives embedded within convertible debt, other income of $4,781, and equity in earnings from real estate ventures of $6,391.
Income before provision for income taxes. Income before income taxes was $36,690 and $56,766 for the three months ended June 30, 2020 and 2019, respectively.
Income tax expense. Income tax expense was $10,916 and $17,459 for the three months ended June 30, 2020 and 2019, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. For the three months ended June 30, 2020, the annual effective tax rate applied to year-to-date income resulted in tax expense which was reduced by discrete items. The discrete items of $32 primarily relates to changes in value of certain contingent consideration and stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, and $0.08 per pack in October 2019. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, and $0.06 per pack in June 2019.
All of our Tobacco sales were in the discount category in 2020 and 2019. For the three months ended June 30, 2020, Tobacco revenues were $312,510 compared to $294,501 for the three months ended June 30, 2019. Revenues increased by $18,009 (6.1%) due primarily to an increase in the average selling price of our brands for the three months ended June 30, 2020 along with a 1.0% (24.5 million units) increase in sales volume.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2020	2019

Manufacturing overhead, raw materials and labor	$32,669	$33,197
Customer shipping and handling	1,361	1,503
Federal Excise Taxes, net	121,170	119,943
FDA expense	6,116	6,048
MSA expense, net of market share exemption	52,751	43,770
Total cost of sales	$214,067	$204,461

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of June 30, 2020, we estimate taxable shipments in the U.S. will decline by 4.5% in 2020. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market. For the three months ended June 30, 2020, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $470 because the value of Liggett’s market share exemption declined compared to the three months ended June 30, 2019.
Tobacco gross profit was $98,443 for the three months ended June 30, 2020 compared to $90,040 for the three months ended June 30, 2019. The increase in gross profit for the three months ended June 30, 2020 is primarily attributable to increased pricing associated with the EAGLE 20’s and Pyramid brands. For the three months ended June 30, 2020, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from 61% in the three months ended June 30, 2019 to 63% for the three months ended June 30, 2020. Pyramid, Liggett’s second-largest brand, declined from 26% of total unit volume sales in the three months ended June 30, 2019 to 24% for the three months ended June 30, 2020. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit declined from 51.6% in the 2019 period to 51.4% in the 2020 period primarily as a result of the continued growth of the lower-priced EAGLE 20’s brand as well as a higher MSA expense associated with the increases in unit volume above the market share exemption.  This was offset by price increases.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $19,081 and $20,734 for the three months ended June 30, 2020 and 2019, respectively. The decline of $1,653 is primarily due to decreased travel expenses incurred during the COVID-19 pandemic and the timing of compensation expenses. Total tobacco product liability legal expenses, including settlements and judgments, were $1,641 and $2,274 for the three months ended June 30, 2020 and 2019, respectively.
Tobacco operating income. Tobacco operating income was $79,309 for the three months ended June 30, 2020 compared to $68,651 for the same period last year. The increase in operating income for the three months ended June 30, 2020 of $10,658 is primarily attributable to higher gross profit, as discussed above, and lower operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $133,250 and $243,931 for the three months ended June 30, 2020 and 2019, respectively. Real Estate revenues declined by $110,681 (45.4%), primarily related to a decline of $107,080 in Douglas Elliman’s commission income. We believe the decline was attributable to two events: (i) the impact of the COVID-19 pandemic and (ii) the acceleration of real estate closings in the New York City market during the three months ended June 30, 2019 as a result of the increased transfer and “mansion” tax associated with resales of homes of more than $1,000, effective July 1, 2019.

Real Estate revenues and cost of sales for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30,
	2020	2019
Real Estate Revenues:
Commission and other brokerage income	$123,254	$230,334
Property management revenue	8,832	10,218
Title fees	843	2,400
Sales on facilities primarily from Escena	321	979
Total real estate revenues	$133,250	$243,931

Real Estate Cost of Sales:
Real estate commissions	$90,116	$162,192
Cost of sales on facilities primarily from Escena	563	871
Title fees	139	650
Total real estate cost of sales	$90,818	$163,713
___________________________________
Brokerage cost of sales. Douglas Elliman real estate commissions decreased by $72,076 for the three months ended June 30, 2020 as a result of a decline in sales volume.
Douglas Elliman’s gross margin on real estate brokerage income declined from 29.6% for the three months ended June 30, 2019 to 26.9% for the three months ended June 30, 2020 primarily as a result of declines in revenues in its development marketing division and existing-home sales in the New York City and Northeast regions, which traditionally earn higher gross margin percentages than the Southeast (Florida) and Western (primarily California) regions.
The COVID-19 pandemic has had a profound effect on the economy and, especially, in the New York metropolitan area, where approximately 70% of Douglas Elliman’s commissions and other brokerage revenues were derived in 2018 and 2019. In response to the pandemic, various governmental agencies in the New York metropolitan area and in other markets where Douglas Elliman operates instituted restrictions on individuals and on the types of businesses that are permitted to operate from March 2020 to June 2020, which adversely impacted Douglas Elliman’s business. We anticipate that sales volume may continue to be slow through the fall of 2020, and possibly longer.
Real Estate expenses. Real Estate expenses, which are primarily expenses at Douglas Elliman, were $49,307 and $65,765 for the three months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020, Real Estate expenses included restructuring charges of $2,961. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients. In response to the COVID-19 pandemic, we have implemented significant expense reductions at Douglas Elliman, including a reduction of personnel by approximately 25% as well as reduction, deferral or elimination of leases across the country. As a result of the expense reductions, in additional to personnel expenses, Douglas Elliman’s professional services, advertising, travel and other occupancy expenses were reduced during the three months ended June 30, 2020. While we continue to evaluate other expense reduction measures, to the extent Douglas Elliman’s business improves in the third quarter, we will begin to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses.
Real Estate operating (loss) income. The Real Estate segment had operating loss of $6,875 for the three months ended June 30, 2020 and operating income of $14,453 for the three months ended June 30, 2019. The decline in operating income of $21,328 was primarily related to reduced operating income at Douglas Elliman.
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $5,637 for the three months ended June 30, 2020 compared to $6,860 for the same period in 2019 and the difference was due primarily to decreased administrative costs related to professional fees and travel expenses.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenues. Total revenues were $900,248 for the six months ended June 30, 2020 compared to $959,356 for the six months ended June 30, 2019. The $59,108 (6.2%) decline in revenues was primarily due to a $107,430 decline in Real Estate revenues, which was primarily related to a decrease in Douglas Elliman’s brokerage revenues. This was offset by a $48,322 increase in Tobacco revenues related to an increase in both unit volume and net pricing.
Cost of sales. Total cost of sales was $615,508 for the six months ended June 30, 2020 compared to $654,194 for the six months ended June 30, 2019. The $38,686 (5.9%) decline in cost of sales was primarily due to a $68,279 decline in Real Estate cost of sales, which was primarily related to increases Douglas Elliman’s commissions. This was offset by a $29,593 increase in Tobacco cost of sales primarily related to increased sales volume and higher MSA expense.
Expenses. Operating expenses were $222,847 for the six months ended June 30, 2020 compared to $186,328 for the same period last year. The $36,519 (19.6%) increase was due to a $39,243 increase in Real Estate expenses, including impairment of goodwill and intangible asset charge at Douglas Elliman of $58,252 and restructuring charges of $2,961 for the six months ended June 30, 2020. This was offset by a $971 decline in Tobacco expenses, including a decline in litigation settlement and judgment expense of $602, and a $1,753 decline in Corporate and Other expense.
See Critical Accounting Policies - Goodwill and Indefinite Life Assets for detail of the Douglas Elliman impairment charge.
Operating income. Operating income was $61,893 for the six months ended June 30, 2020 compared to $118,834 for the same period last year, a decline of $56,941 (47.9%). Real Estate operating income declined $78,394 primarily related to the impairments of goodwill and intangible assets of $58,252 at Douglas Elliman and restructuring charges of $2,961. This was offset by an increase in Tobacco operating income of $19,700 and the Corporate and Other operating loss declined $1,753.
Other expenses. Other expenses were $29,412 for the six months ended June 30, 2020 compared to $40,286 for the six months ended June 30, 2019. For the six months ended June 30, 2020, other expenses primarily consisted of interest expense of $64,985, equity in losses from real estate ventures of $18,765 and other expenses of $3,020. This was offset by equity in earnings of investments of $52,359 and income of $4,999 from changes in fair value of derivatives embedded within convertible debt. For the six months ended June 30, 2019, other expenses primarily consisted of interest expense of $70,273 and equity in losses from investments of $323. This was offset by income of $14,137 from changes in fair value of derivatives embedded within convertible debt, other income of $12,221, and equity in earnings from real estate ventures of $3,952.
Income before provision for income taxes. Income before income taxes was $32,481 for the six months ended June 30, 2020 compared to $78,548 for the six months ended June 30, 2019.
Income tax expense. Income tax expense was $9,938 for the six months ended June 30, 2020 compared to $24,208 for the six months ended June 30, 2019. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our income tax expense for the six months ended June 30, 2020 was increased by discrete items related to income tax benefits on the goodwill and trademark impairment charges, changes in value of certain contingent consideration and stock-based compensation partially offset by the income tax expense related to the equity in earnings from investments associated with the one-time gain on sale of LTS. Our income tax expense for the six months ended June 30, 2019 was decreased by discrete items related to an income tax benefit for stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of EAGLE 20’s by $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, and $0.11 per pack in February 2019. Liggett also increased the list price of PYRAMID, LIGGETT SELECT, EVE and GRAND PRIX by $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, $0.06 per pack in June 2019, and $0.11 per pack in February 2019.
All of our Tobacco sales were in the discount category in 2020 and 2019. For the six months ended June 30, 2020, Tobacco revenues were $599,579 compared to $551,257 for the six months ended June 30, 2019. Revenues increased by $48,322 (8.8%) due primarily to an increase in the average selling price of our brands for the six months ended June 30, 2020 along with a 4.4% (196 million units) increase in unit sales volume.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2020	2019

Manufacturing overhead, raw materials and labor	$65,534	$61,672
Customer shipping and handling	2,833	2,995
Federal Excise Taxes, net	234,309	224,576
FDA expense	12,466	12,393
MSA expense, net of market share exemption	96,215	80,128
Total cost of sales	$411,357	$381,764
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of June 30, 2020, we estimate taxable shipments in the U.S. will decline by 4.5% in 2020. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market. For the six months ended June 30, 2020, the estimated decline in taxable shipments in excess of the annual MSA inflation adjustment resulted in an increase in cost of sales of approximately $900 because the value of Liggett’s market share exemption declined compared to the six months ended June 30, 2019.
Tobacco gross profit was $188,222 for the six months ended June 30, 2020 compared to $169,493 for the six months ended June 30, 2019, an increase of $18,729. The increase in gross profit for the six months ended June 30, 2020 was primarily attributable to increased pricing on the EAGLE 20’s and Pyramid brands and increased EAGLE 20’s volume. For the six months ended June 30, 2020, EAGLE 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from approximately 59% in the six months ended June 30, 2019 to approximately 63% for the six months ended June 30, 2020. Pyramid, Liggett’s second largest brand, declined from approximately 28% of total unit volume sales in the six months ended June 30, 2019 to 24% for the six months ended June 30, 2020. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit decreased from 51.9% in the 2019 period to 51.5% in the 2020 period primarily as a result of the continued growth of the lower-priced EAGLE 20’s brand as well as a higher MSA expense associated with the increases in unit volume above the market share exemption. This was offset by price increases.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $39,674 for the six months ended June 30, 2020 compared to $40,043 for the six months ended June 30, 2019. The decline of $369 was mainly due to lower travel related expenses partially offset by higher professional fees. Tobacco product liability legal expenses, including settlements and judgments, were $3,191 and $3,737 for the six months ended June 30, 2020 and 2019, respectively.
Tobacco operating income. Tobacco operating income was $148,495 for the six months ended June 30, 2020 compared to $128,795 for the same period last year, an increase of $19,700. The increase in operating income was primarily attributable to higher gross profit, as discussed above.
Real Estate.
Real Estate revenues. Real Estate revenues were $300,669 and $408,099 for the six months ended June 30, 2020 and 2019, respectively. Real Estate revenues declined by $107,430 (26.3%), which was primarily related to a decline of $103,427 in Douglas Elliman’s Commission and other brokerage income, which we believe was because of the impact of the COVID-19 pandemic as well as the impact of the increased “mansion” tax in New York City for the six months ended June 30, 2019, which is discussed in Results of Operations - Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019.
.

Real Estate revenues and cost of sales for the six months ended June 30, 2020 and 2019, respectively, were as follows:

	Six Months Ended
	June 30,
	2020	2019
Real Estate Revenues:
Commission and other brokerage income	$279,220	$382,647
Property management revenue	17,611	18,569
Title fees	1,699	3,633
Sales on facilities primarily from Escena	2,139	3,250
Total real estate revenues	$300,669	$408,099

Real Estate Cost of Sales:
Real estate commissions	$202,315	$269,542
Cost of sales on facilities primarily from Escena	1,559	1,958
Title fees	277	930
Total real estate cost of sales	$204,151	$272,430
Brokerage cost of sales. Douglas Elliman real estate commissions declined by $67,227 as a result of lower commission and other brokerage income.
Douglas Elliman’s gross margin on real estate brokerage income declined from 29.6% for the six months ended June 30, 2019 to 27.5% for the six months ended June 30, 2020, primarily as a result of declines in revenues in its development marketing division and existing-home sales in the New York City and Northeast regions, which traditionally earn higher gross margin percentages than the Southeast (Florida) and West (primarily California) regions.
See Results of Operations - Three Months ended June 30, 2020 compared to Three Months ended June 30, 2019 for a discussion of the impact of the COVID-19 pandemic on the Real Estate segment.
Real Estate expenses. Real Estate expenses were $170,868 and $131,625 for the six months ended June 30, 2020 and 2019. These expenses included the non-cash impairment of goodwill and intangible assets of $58,252 and restructuring charges of $2,961 at Douglas Elliman for the six months ended June 30, 2020. The non-cash impairment related to the evaluation of potential impacts of the COVID-19 pandemic, including the possibility of an economic recession, on Douglas Elliman’s business. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients. In response to the current COVID-19 pandemic, we have implemented significant expense reductions at Douglas Elliman, including a reduction of personnel by approximately 25%, as well as reduction, deferral or elimination of leases across the country. As a result of the expense reductions, in additional to personnel expenses, Douglas Elliman’s professional services, advertising, travel and other occupancy expenses were reduced during the six months ended June 30, 2020. While we continue to evaluate other expense reduction measures, to the extent Douglas Elliman’s business improves in the third quarter, we will begin to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses.
Real Estate operating (loss) income. The Real Estate segment had operating loss of $74,350 and operating income of $4,044 for the six months ended June 30, 2020 and 2019, respectively. The increase in the Real Estate segment’s operating loss was caused by the decreased gross margin discussed above, the impairment of goodwill and intangible assets of $58,252 at Douglas Elliman and restructuring charges of $2,961 at Douglas Elliman offset by the impact of expense-reduction initiatives at Douglas Elliman in 2020.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $12,252 for the six months ended June 30, 2020 compared to $14,005 for the same period in 2019 and the difference was due primarily to decreased administrative costs related to professional fees and travel expenses.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2020:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2020	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Sagaponack	Sagaponack, NY	April 2015	100%	$19,024	$—	$19,024	$—	TBD		N/A		1	R	N/A	N/A
Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	2,243	7,609	9,852	—	450	Acres	—		667 450	R Lots H	N/A	N/A
Investments in real estate, net				$21,267	$7,609	$28,876	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,090	5,600	9,690	—	97,000	SF	—		27	R	May 2014	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	7,827	—	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	6,393	(4,413)	1,980	—	330,000	SF	1,700	SF	157	R	September 2014	Completed
160 Leroy Street	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(1,075)	1,075	—	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(1,247)	1,385	138		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	13,138	3,317	16,455	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard) (4)	West Hollywood, CA	October 2014	48.5%	3,949	(6,153)	(2,204)	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	March 2021
Monad Terrace	Miami Beach, FL	May 2015	19.6%	7,635	(4,831)	2,804	—	160,000	SF	—		59	R	May 2016	September 2020
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(2,306)	3,838	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	45	447	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	2,331	11,476	—	100,000	SF	150,000	SF	177	R	May 2017	September 2020
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	500	61	561	—	5,200	SF	—		4	R	September 2019	December 2020
Meatpacking Plaza	Meatpacking District, NY	April 2019	16.9%	10,692	(1,515)	9,177	—	TBD	—	TBD	—	TBD	—	TBD	TBD
The Park on Fifth	Miami Beach, FL	September 2019	38.9%	14,132	723	14,855	—	434,000	SF	15,000	SF	302	R	April 2020	August 2023
9 DeKalb	Brooklyn, NY	April 2019	4.2%	5,000	544	5,544	—	450,000	SF	120,000	SF	540	R	March 2019	June 2022
West Hialeah	Miami, FL	December 2019	77.8%	12,522	536	13,058	—	1,400,000	SF	—		1,369	R	December 2019	February 2024
Condominium and Mixed Use Development				$64,914	$22,905	$87,819	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	774	(774)	—	—	N/A		N/A		5,517	R	N/A	N/A
Apartment Buildings				$774	$(774)	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(6,519)	$2,163	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street (4)	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,551)	4,257	(294)	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,438)	1,610	—	52	Acres	—		101	H	N/A	N/A
Parker New York	Central Park South, Manhattan, NY	July 2019	1.0%	1,000	(56)	944	—	TBD		—		589 99	H R	May 2020	February 2022
Hotels				$11,179	$(6,756)	$4,423	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,797	$(2,721)	$2,076	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,798	2,769	7,567	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$9,595	$48	$9,643	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$11,082	$(1,038)	$10,044	$4,911	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	434	950	8,735	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(2,808)	$13,802	$10,994	$13,646

Investments in real estate ventures				$83,654	$29,225	$112,879	$13,646

Total Carrying Value				$104,921	$36,834	$141,755
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

(3) The Witkoff GP Partners venture includes a $2,471 investment in 500 Broadway and a $7,573 investment in Fontainebleau Las Vegas.
(4) Equity in losses in excess of the joint ventures' carrying value were $2,498 as of June 30, 2020, and are classified in Other current liabilities.

N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of June 30, 2020 were $7,547. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the six months ended June 30, 2020, New Valley capitalized $2,257 of interest costs and utilized (reversed) $5,307 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $169,658 for the six months ended June 30, 2020 and decreased by $258,325 for the six months ended June 30, 2019.
Cash provided from operations was $341,329 and $98,102 for the six months ended June 30, 2020 and 2019, respectively. The increase primarily related to increases in working capital, particularly in increased excise tax payables, income tax payables and promotional accruals in the tobacco segment, at June 30, 2020 as well as the proceeds received from the sale of LTS in the 2020 period offset by lower operating income in 2020. The increases in excise tax payables related to the 90-day postponement of the payment due dates of U.S. excise taxes from March 1, 2020 to July 1, 2020. We expect this postponement resulted in an increase to the liquidity of our tobacco segment in the second quarter of 2020 of approximately $131,700 and will result in a corresponding decline in the third quarter of 2020.
Cash provided by investing activities was $46,575 for the six months ended June 30, 2020 and cash used in investing activities was $9,087 for the six months ended June 30, 2019. In the first six months of 2020, cash provided by investing activities was from the sale of investment securities of $19,555, pay downs of investment securities of $415, maturities of investment securities of $31,574, distributions from investments in real estate ventures of $5,172, a decrease in restricted assets of $87, and proceeds from the sale or liquidation of long-term investments of $23,407. This was offset by the purchase of investment securities of $16,867, investments in real estate ventures of $3,858, capital expenditures of $6,242, investments in real estate, net of $679, an increase in cash surrender value of life insurance policies of $751, and purchase of long-term investments of $5,238. In the first six months of 2019, cash used in investing activities was for the purchase of investment securities of $44,222, investments in real estate ventures of $21,908, capital expenditures of $6,320, investments in real estate, net of $1,153, an increase in cash surrender value of life insurance policies of $789, and purchase of subsidiaries of $668. This was offset by the sale of investment securities of $12,942, pay downs of investment securities of $545, maturities of investment securities of $28,610, and distributions from investments in real estate ventures of $23,200, a decrease in restricted assets of $668, and proceeds from the sale of fixed assets of $8.
Cash used in financing activities was $218,246 and $347,340 for the six months ended June 30, 2020 and 2019, respectively. In the first six months of 2020, cash was used for the dividends and distributions on common stock of $63,478, repayments of debt of $172,467, distributions to non-controlling interest of $448, and net repayments of debt under the revolver of $34,952. This was offset by proceeds from issuance of common stock of $52,563, proceeds from debt issuance of $531 and other of $5. In the first six months of 2019, cash was used for the dividends and distributions on common stock of $118,748, repayments of debt of $230,771, distributions to non-controlling interest of $285, deferred financing costs of $33, offset by net borrowings of debt under the revolver of $2,497.
The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning June 30, 2020, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include cash interest expense of approximately $110,300 on our other debt and other corporate expenses and taxes. In addition, the board continues to evaluate our dividend policy on a quarterly basis. Based on the $0.20 per share quarterly dividend rate in 2020, payment of our quarterly dividend would require cash payments of approximately $128,900 over the next twelve months.

In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of June 30, 2020, we had cash and cash equivalents of $540,363 (including $60,921 of cash at Douglas Elliman and $217,590 of cash at Liggett), investment securities, which were carried at $88,643 (see Note 6 to condensed consolidated financial statements), and long-term investments, which were carried at $33,232 (and, including in-transit redemptions at June 30, 2020, with a fair value of $35,380). As discussed elsewhere, we used $169,610 of cash to retire the convertible notes due in April 2020. As of June 30, 2020, our investments in real estate ventures were carried at $115,377 and our investments in real estate, net of accumulated depreciation, were carried at $28,876.

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
Tobacco Litigation. Adverse verdicts have been entered in 16 Engle progeny cases against Liggett. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle progeny settlements, 42 Engle progeny cases remain pending. In addition, 54 individual actions are pending. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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

	Indenture	June 30, 2020
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$367,357
Leverage ratio, as defined	<3.0 to 1	2.08 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.61 to 1
As of June 30, 2020 and December 31, 2019, we were in compliance with all debt covenants related to the 2025 Indenture.
10.5% Senior Notes due 2026. On November 2, 2018 and November 18, 2019, respectively, we sold $325,000 and $230,000 of our 10.5% Senior Notes due 2026 in private offerings exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A of the Securities Act.
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

Covenant	Indenture Requirement	June 30, 2020
Consolidated EBITDA, as defined	N/A	$270,637
Fixed charge coverage ratio, as defined	>2.0 to 1	2.68 to 1
Net leverage ratio, as defined	<4.0 to 1	2.16 to 1
Secured leverage ratio, as defined	<3.75 to 1	3.21 to 1
As of June 30, 2020 and December 31, 2019, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of June 30, 2020, there was no outstanding balance under the Credit Agreement, which was primarily the result of the 90-day postponement of U.S. excise taxes due between March 1, 2020 and June 30, 2020. Availability as determined under the Credit Agreement was $60,000 based on eligible collateral at June 30, 2020. At June 30, 2020, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $243,545 for the last twelve months ended June 30, 2020.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of June 30, 2020, we and our subsidiaries had total outstanding indebtedness of approximately $1,433,200. Of this amount, $850,000 comprised of the outstanding amount under our 6.125% Senior Secured Notes due 2025, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
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
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $540,400, investment securities at fair value of approximately $88,600, long-term investments with an estimated value of approximately $35,400, and availability under Liggett’s credit facility of approximately $60,000 at June 30, 2020. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase our 6.125% Senior Secured Notes due 2025 and 10.5% Senior Notes due 2026 in open-market purchases or privately negotiated transactions. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of June 30, 2020, approximately $27,500 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2020, there was no outstanding balance on the Liggett Credit Facility which also has variable interest rates. As of June 30, 2020, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $300.
We held debt securities available for sale totaling $54,885 as of June 30, 2020. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant effect on the value of these investments.
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

Equity Security Price Risk

As of June 30, 2020, we held various investments in equity securities with a total fair value of $66,990, of which $33,758 represents equity securities at fair value and $33,232 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of June 30, 2020, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,699.

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
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 8, 2020, the court issued an updated scheduling order and granted a joint motion to postpone the effective date of the final rule by 120 days to October 16, 2021.
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

There have not been any changes in our internal control over financial reporting that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, except as set forth below:

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

Douglas Elliman’s residential brokerage business primarily depends on volumes of sales transactions and sales prices for residential property in the New York metropolitan area and derived approximately 70% of its revenues in 2019 and 2018 from this region. Published reports and data indicate that the New York metropolitan area was impacted more than any other area in the United States by the COVID-19 pandemic. Consequently, various governmental agencies in the New York metropolitan area, and other markets where Douglas Elliman operates and where our real estate investments are located, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that can operate. For example, Douglas Elliman’s agents were restricted from performing personal showings of properties or conducting open houses in most of Douglas Elliman’s markets from March 2020 to June 2020. As a result of such measures, volumes of residential property sales transactions in the New York metropolitan area have declined significantly, and the aggregate sales commissions earned by Douglas Elliman on sales transactions have correspondingly declined. This has had, and we expect will continue to have, a material adverse effect on Douglas Elliman’s financial condition and results of operations, notwithstanding the mitigating actions we have initiated (including employee-related and other expense-reduction measures) and expect to continue during this crisis.

In addition, property development and investment activities are currently significantly lower than past levels and future growth in the property market in the New York metropolitan area, South Florida, Los Angeles, Las Vegas or elsewhere in the United States are currently uncertain which may have a material adverse effect on New Valley’s real estate investments. As of June 30, 2020, we had investments in or were developing 16 projects in the New York metropolitan area. In addition, during the second quarter of 2020, construction was halted at many of the real estate projects that New Valley has made investments. Adverse developments in national and local economic conditions as a result of the COVID-19 pandemic, as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States generally, particularly in the regions where our investments and brokerage businesses are located, have reduced, and we expect will continue to reduce demand and depress prices for our properties and services and have had and we expect will continue to have, a material adverse effect on our business, financial condition and results of operations.

We have made significant operating adjustments in Douglas Elliman’s real estate brokerage business, including staff reductions, which could negatively impact the financial success of Douglas Elliman’s brokerage business in the future.

Douglas Elliman’s real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and its agents. As a result of the impact of the COVID-19 pandemic on Douglas Elliman’s brokerage business, in April 2020, we made significant operating adjustments at Douglas Elliman, including a reduction of personnel by approximately 25%, which resulted in a reduction in salaries and administrative expenses, as well as reduction, deferral or elimination of leases across the country. As a result of the expense reductions, in additional to personnel expenses, Douglas Elliman’s professional services, advertising, travel and other occupancy expenses were reduced during the three months ended June 30, 2020. While such expense-reduction measures were necessary in order to mitigate the on-going financial impacts of the COVID-19 pandemic on Douglas Elliman’s real estate brokerage business, there can be no assurance that we will be able to re-hire those employees in the event that economic conditions improve, and as a result, the staff reductions that we have made could negatively impact the financial success of Douglas Elliman’s brokerage business in the future. Further, while we continue to evaluate other expense reduction measures, to the extent Douglas Elliman’s business improves in the third quarter, we will begin to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses.

The COVID-19 pandemic could continue to have a material impact on our Real Estate segment; the likelihood and magnitude of a material impact increases with the amount of time the virus impacts activity levels in locations in which Douglas Elliman operates. Therefore, we are unable to predict the ultimate impact of the COVID-19 pandemic on the future financial condition, results of operations and cash flows from our Real Estate segment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended June 30, 2020.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended June 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2020	—	$—		—	—
May 1 to May 31, 2020	5,423	11.44	(1)	—	—
June 1 to June 30, 2020	—	—		—	—
Total	5,423	$11.44		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with an employee’s vesting in restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

10.1	Form of Restricted Shares Award Agreement under 2014 Management Incentive Plan.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 7, 2020