Form 10-Q
period 2020-09-30
VECTOR GROUP LTD
filed 2020-11-06
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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
☐ Yes ☒ No
    At November 2, 2020, Vector Group Ltd. had 153,293,358 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$451,071	$371,341
Investment securities at fair value	124,092	129,641
Accounts receivable - trade, net	43,999	36,959
Inventories	94,548	98,762
Other current assets	38,713	44,911
Total current assets	752,423	681,614
Property, plant and equipment, net	76,067	82,160
Investments in real estate, net	9,786	28,317
Long-term investment securities at fair value	31,619	45,781
Investments in real estate ventures	102,458	131,556
Operating lease right-of-use assets	147,959	149,578
Goodwill and other intangible assets, net	207,618	265,993
Other assets	115,048	120,090
Total assets	$1,442,978	$1,505,089
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$10,684	$209,269
Current portion of fair value of derivatives embedded within convertible debt	—	4,999
Current payments due under the Master Settlement Agreement	145,472	34,116
Income taxes payable, net	19,113	5,138
Current operating lease liability	22,485	18,294
Other current liabilities	194,028	189,317
Total current liabilities	391,782	461,133
Notes payable, long-term debt and other obligations, less current portion	1,395,964	1,397,216
Non-current employee benefits	61,341	67,853
Deferred income taxes, net	28,509	33,695
Non-current operating lease liability	159,200	156,963
Payments due under the Master Settlement Agreement	18,130	17,275
Other liabilities	50,171	55,970
Total liabilities	2,105,097	2,190,105
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 153,293,358 and 148,084,900 shares issued and outstanding	15,329	14,808
Accumulated deficit	(656,781)	(678,464)
Accumulated other comprehensive loss	(20,667)	(21,808)
Total Vector Group Ltd. stockholders' deficiency	(662,119)	(685,464)
Non-controlling interest	—	448
Total stockholders' deficiency	(662,119)	(685,016)
Total liabilities and stockholders' deficiency	$1,442,978	$1,505,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Tobacco*	$318,850	$303,260	$918,429	$854,517
Real estate	228,981	201,530	529,650	609,629
Total revenues	547,831	504,790	1,448,079	1,464,146

Expenses:
Cost of sales:
Tobacco*	204,101	209,192	615,458	590,956
Real estate	170,474	136,264	374,625	408,694
Total cost of sales	374,575	345,456	990,083	999,650

Operating, selling, administrative and general expenses	77,019	92,374	238,600	278,047
Litigation settlement and judgment expense	—	240	53	895
Impairments of goodwill and intangible assets	—	—	58,252	—
Restructuring charges	320	—	3,281	—
Operating income	95,917	66,720	157,810	185,554

Other income (expenses):
Interest expense	(28,163)	(32,963)	(93,148)	(103,236)
Change in fair value of derivatives embedded within convertible debt	—	6,182	4,999	20,319
Equity in earnings (losses) from investments	1,840	(468)	54,199	(791)
Equity in (losses) earnings from real estate ventures	(8,536)	8,050	(27,301)	12,002
Other, net	(5,096)	2,223	(8,116)	14,444
Income before provision for income taxes	55,962	49,744	88,443	128,292
Income tax expense	17,823	13,736	27,761	37,944

Net income	38,139	36,008	60,682	90,348

Net income attributed to non-controlling interest	—	—	—	(80)

Net income attributed to Vector Group Ltd.	$38,139	$36,008	$60,682	$90,268

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.25	$0.23	$0.39	$0.57

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.25	$0.23	$0.39	$0.56

* Revenues and cost of sales include federal excise taxes of $120,320, $122,951, $354,629, and $347,527, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$38,139	$36,008	$60,682	$90,348

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(242)	2	(262)	725
Net unrealized losses (gains) reclassified into net income	1	(19)	434	(56)
Net unrealized (losses) gains on investment securities available for sale	(241)	(17)	172	669

Net change in pension-related amounts
Amortization of loss	463	491	1,390	1,439
Net change in pension-related amounts	463	491	1,390	1,439

Other comprehensive income	222	474	1,562	2,108

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	65	(1)	71	(199)
Net unrealized losses (gains) reclassified into net income on investment securities	—	5	(117)	15
Pension-related amounts	(125)	(134)	(375)	(394)
Income tax provision on other comprehensive income	(60)	(130)	(421)	(578)

Other comprehensive income, net of tax	162	344	1,141	1,530

Comprehensive income	38,301	36,352	61,823	91,878

Comprehensive income attributed to non-controlling interest	—	—	—	(80)
Comprehensive income attributed to Vector Group Ltd.	$38,301	$36,352	$61,823	$91,798

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2020	153,484,477	$15,348	$—	$(663,723)	$(20,829)	$—	$(669,204)
Net income	—	—	—	38,139	—	—	38,139
Total other comprehensive income	—	—	—	—	162	—	162
Distributions and dividends on common stock ($0.20 per share)	—	—	(366)	(31,197)	—	—	(31,563)
Restricted stock grant	20,000	2	(2)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(211,119)	(21)	(2,103)	—	—	—	(2,124)
Stock-based compensation	—	—	2,471	—	—	—	2,471
Balance as of September 30, 2020	153,293,358	$15,329	$—	$(656,781)	$(20,667)	$—	$(662,119)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2019	140,953,900	$14,095	$—	$(597,786)	$(23,493)	$488	$(606,696)
Net income	—	—	—	36,008	—	—	36,008
Total other comprehensive income	—	—	—	—	344	—	344
Distributions and dividends on common stock ($0.38 per share)	—	—	(414)	(58,310)	—	—	(58,724)
Restricted stock grant	—	—	—	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(200,926)	(19)	(1,934)	—	—	—	(1,953)
Effect of 2019 stock dividend*	7,037,649	704	—	(704)	—	—	—
Stock-based compensation	—	—	2,348	—	—	—	2,348
Balance as of September 30, 2019	147,790,623	$14,780	$—	$(620,792)	$(23,149)	$488	$(628,673)
*    Represents the effect of the September 27, 2019 stock dividend on the third quarter 2019 common-stock activity.
The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2020	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net income	—	—	—	60,682	—	—	60,682
Total other comprehensive income	—	—	—	—	1,141	—	1,141
Distributions and dividends on common stock ($0.60 per share)	—	—	(56,868)	(36,816)	—	—	(93,684)
Restricted stock grant	425,000	43	(43)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(216,542)	(22)	(2,164)	—	—	—	(2,186)
Issuance of common stock, net of offering costs	5,000,000	500	52,063	—	—	—	52,563
Stock-based compensation	—	—	7,012	—	—	—	7,012
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Other	—	—	—	80	—	—	80
Balance as of September 30, 2020	153,293,358	$15,329	$—	$(656,781)	$(20,667)	$—	$(662,119)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2019	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	90,268	—	80	90,348
Total other comprehensive income	—	—	—	—	1,530	—	1,530
Distributions and dividends on common stock ($1.14 per share)	—	—	(4,964)	(171,334)	—	—	(176,298)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(221,668)	(22)	(2,152)	—	—	—	(2,174)
Effect of 2019 stock dividend*	7,037,649	704	—	(704)	—	—	—
Stock-based compensation	—	—	7,122	—	—	—	7,122
Distributions to non-controlling interest	—	—	—	—	—	(285)	(285)
Balance as of September 30, 2019	147,790,623	$14,780	$—	$(620,792)	$(23,149)	$488	$(628,673)
*    Represents the effect of the September 27, 2019 stock dividend on the third quarter 2019 common-stock activity.
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Net cash provided by operating activities	$318,660	$195,349
Cash flows from investing activities:
Sale of investment securities	20,773	16,186
Maturities of investment securities	43,405	45,798
Purchase of investment securities	(64,827)	(76,094)
Proceeds from sale or liquidation of long-term investments	30,255	—
Purchase of long-term investments	(9,238)	(1,000)
Investments in real estate ventures	(6,239)	(36,269)
Distributions from investments in real estate ventures	11,606	30,934
Increase in cash surrender value of life insurance policies	(723)	(773)
Decrease in restricted assets	384	661
Proceeds from sale of fixed assets	—	17
Capital expenditures	(8,824)	(10,158)
Purchase of subsidiaries	—	(323)
Paydowns of investment securities	627	828
Investments in real estate, net	(701)	(1,910)
Net cash provided by (used in) investing activities	16,498	(32,103)
Cash flows from financing activities:
Proceeds from issuance of debt	520	—
Deferred financing costs	—	(36)
Repayments of debt	(173,779)	(230,874)
Borrowings under revolver	130,686	204,506
Repayments on revolver	(165,639)	(221,373)
Dividends and distributions on common stock	(97,781)	(179,449)
Distributions to non-controlling interest	(448)	(285)
Proceeds from issuance of Vector stock	52,563	—
Other	—	(46)
Net cash used in financing activities	(253,878)	(427,557)
Net increase (decrease) in cash, cash equivalents and restricted cash	81,280	(264,311)
Cash, cash equivalents and restricted cash, beginning of period	379,476	591,729
Cash, cash equivalents and restricted cash, end of period	$460,756	$327,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)Basis of Presentation:
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

(b)Distributions and Dividends on Common Stock:

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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributed to Vector Group Ltd.	$38,139	$36,008	$60,682	$90,268
Income attributed to participating securities	(708)	(2,023)	(1,976)	(6,052)
Net income applicable to common shares attributed to Vector Group Ltd.	$37,431	$33,985	$58,706	$84,216

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income attributed to Vector Group Ltd.	$38,139	$36,008	$60,682	$90,268
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	—	—	(1,246)
Income attributed to participating securities	(708)	(2,023)	(1,976)	(6,052)
Net income applicable to common shares attributed to Vector Group Ltd.	$37,431	$33,985	$58,706	$82,970
Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted-average shares for basic EPS	152,216,118	146,703,766	149,541,642	146,562,252
Plus incremental shares related to convertible debt	—	—	—	961,191
Plus incremental shares related to stock options and non-vested restricted stock	8,470	32,374	32,007	13,782
Weighted-average shares for diluted EPS	152,224,588	146,736,140	149,573,649	147,537,225

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2020 and 2019, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock were greater than the average market price of the common shares during the respective periods and the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted-average shares of non-vested restricted stock	612,538	1,012,285	555,918	1,274,549
Weighted-average expense per share	$18.29	$18.03	$19.54	$17.95
Weighted-average number of shares issuable upon conversion of debt	—	11,447,061	3,237,522	11,447,061
Weighted-average conversion price	$—	$20.27	$20.27	$20.27

(d)Restructuring:

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table summarizes amounts expensed for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash Charges:
Employee severance and benefits	$186	$1,785
Other restructuring expenses	64	282
	250	2,067
Non-Cash:
Loss on fixed assets associated with consolidation of sales offices	70	1,214
	70	1,214

Total restructuring charges	$320	$3,281

All amounts expensed for the three and nine months ended September 30, 2020 are included as Restructuring charges in the Company’s condensed consolidated statements of operations and are all attributable to the Company’s Real Estate segment.
Severance and benefits expensed for the three and nine months ended September 30, 2020 relate entirely to a reduction in administrative positions.
The following table presents the activity under the Real Estate segment restructuring plan for the nine months ended September 30, 2020:

	Employee Severance and Benefits	Other	Non-Cash Loss on Fixed Assets	Total
Accrual balance as of January 1, 2020	$—	$—	$—	$—
Restructuring charges	1,785	282	1,214	3,281
Utilized	(1,735)	(282)	(1,214)	(3,231)
Accrual balance as of September 30, 2020	$50	$—	$—	$50

(e)Investments in Real Estate Ventures:

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

(f)Other, net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income	$1,251	$3,083	$5,331	$9,430
Net gains (losses) recognized on investment securities	2,516	(1,487)	(4,943)	5,601
Net periodic benefit cost other than the service costs	(452)	(576)	(1,361)	(1,692)
Credit loss expense	(8,576)	—	(9,008)	—
Other income	165	1,203	1,865	1,105
Other, net	$(5,096)	$2,223	$(8,116)	$14,444

(g)Other Assets:

Other assets consisted of:

	September 30, 2020	December 31, 2019
Restricted assets	$4,008	$5,241
Prepaid pension costs	32,467	31,686
Equity-method investments	16,240	15,942
Contract assets, net	26,083	18,443
Other assets	36,250	48,778
Total other assets	$115,048	$120,090

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)Other Current Liabilities:
Other current liabilities consisted of:

	September 30, 2020	December 31, 2019
Accounts payable	$11,962	$10,222
Accrued promotional expenses	45,966	35,900
Accrued excise and payroll taxes payable, net	2,817	18,653
Accrued interest	33,159	35,756
Commissions payable	28,972	18,378
Accrued salary and benefits	19,059	29,464
Contract liabilities	9,725	9,358
Allowance for sales returns	7,857	7,785
Other current liabilities	34,511	23,801
Total other current liabilities	$194,028	$189,317

(i)    Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$451,071	$371,341
Restricted cash and cash equivalents included in other current assets	7,224	4,423
Restricted cash and cash equivalents included in other assets	2,461	3,712
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$460,756	$379,476

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
(j)    New Accounting Pronouncements:

In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirement for guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The new Rule 13-01 of Regulation S-X amends and streamlines the disclosures required by guarantors and issuers of guaranteed securities. Among other things, the new disclosures may be located outside the financial statements. The new rule is effective January 4, 2021, and early adoption is permitted. The Company elected to early adopt the new rule on September 30, 2020. Accordingly, the revised condensed consolidating financial information is presented in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

ASUs to be adopted in future periods:
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. ASU 2018-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company will adopt for the period

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

ending December 31, 2020. The adoption of ASU 2018-14 will impact financial statement disclosure with no impact on operating results.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, and clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements and related disclosures.
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
2.    REVENUE RECOGNITION

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Tobacco Segment Revenues:
Core Discount Brands - Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select, and Eve	$300,487	$283,621	$864,880	$798,272
Other Brands	18,363	19,639	53,549	56,245
Total tobacco revenues	$318,850	$303,260	$918,429	$854,517

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three months ended September 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$43,039	$58,909	$43,883	$42,000	$187,831
Commission and other brokerage income - development marketing	4,571	—	5,564	534	10,669
Property management revenue	8,334	250	—	—	8,584
Title fees	358	554	—	—	912
Total Douglas Elliman revenue	56,302	59,713	49,447	42,534	207,996
Other real estate revenues	—	20,500	—	485	20,985
Total real estate revenues	$56,302	$80,213	$49,447	$43,019	$228,981

	Three months ended September 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$73,081	$47,066	$25,008	$27,770	$172,925
Commission and other brokerage income - development marketing	6,920	—	7,614	3,992	18,526
Property management revenue	8,484	184	—	—	8,668
Title fees	—	1,049	—	—	1,049
Total Douglas Elliman revenue	88,485	48,299	32,622	31,762	201,168
Other real estate revenues	—	—	—	362	362
Total real estate revenues	$88,485	$48,299	$32,622	$32,124	$201,530

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended September 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$129,009	$129,264	$97,293	$87,724	$443,290
Commission and other brokerage income - development marketing	18,195	—	15,033	1,202	34,430
Property management revenue	25,513	682	—	—	26,195
Title fees	1,425	1,186	—	—	2,611
Total Douglas Elliman revenue	174,142	131,132	112,326	88,926	506,526
Other real estate revenues	—	20,500	—	2,624	23,124
Total real estate revenues	$174,142	$151,632	$112,326	$91,550	$529,650

	Nine Months Ended September 30, 2019
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$243,061	$118,057	$79,303	$77,952	$518,373
Commission and other brokerage income - development marketing	41,024	—	10,680	4,021	55,725
Property management revenue	26,699	538	—	—	27,237
Title fees	—	4,682	—	—	4,682
Total Douglas Elliman revenue	310,784	123,277	89,983	81,973	606,017
Other real estate revenues	—	—	—	3,612	3,612
Total real estate revenues	$310,784	$123,277	$89,983	$85,585	$609,629

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	September 30, 2020	December 31, 2019
Receivables, which are included in accounts receivable - trade, net	$2,194	$2,129
Contract assets, net, which are included in other current assets	5,965	8,766
Payables, which are included in other current liabilities	1,544	1,663
Contract liabilities, which are included in other current liabilities	9,725	9,358
Contract assets, net, which are included in other assets	26,083	18,443
Contract liabilities, which are included in other liabilities	28,304	29,045

The Company recognized revenue of $1,451 and $8,109 for the three and nine months ended September 30, 2020, that were included in the contract liabilities balances at December 31, 2019. The Company recognized revenue of $4,722 and $9,753 for the three and nine months ended September 30, 2019, that were included in the contract liabilities balances at December 31, 2018.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    CURRENT EXPECTED CREDIT LOSSES

On January 1, 2020, the Company adopted ASU No. 2016-13, which sets forth a current expected credit loss model that changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.
ASU 2016-13 introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The Company adopted this guidance using the modified retrospective approach, as required, and has not adjusted prior period comparative information and will continue to disclose the prior period financial information in accordance with the previous guidance. The adoption of this standard resulted in an increase in stockholders’ deficiency of $2,263 net of tax, attributed to commercial real estate term loans allowance for credit losses of $3,100 as of January 1, 2020.
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not required for these trade receivables as of January 1, 2020 and September 30, 2020.
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company historically estimated its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. Based on the Company’s historical credit losses on receivables from agents, current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market), it was determined that the requirements of Topic 326 did not result in a material impact on the Company’s allowance for credit losses as of January 1, 2020 of $6,132. The Company estimated that the credit losses for these receivables were $7,715 at September 30, 2020.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the condensed consolidated balance sheets. New Valley had two loans with a total amortized cost basis of $15,928 and $15,276, including accrued interest receivable of $6,428 and $5,776 at September 30, 2020 and December 31, 2019, respectively, and have maturities in 2021 and beyond. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of Topic 326, New Valley’s expected credit loss estimate was $3,100 as of January 1, 2020 and $12,108 as of September 30, 2020, which reflects the significant current and expected decline in market conditions as of September 30, 2020 due to the impact of COVID-19 on the real estate market.
The adoption of this standard did not have a material impact on the debt securities available for sale portfolio.
The following is the rollforward of the allowance for credit losses for the nine months ended September 30, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	September 30, 2020
Allowance for credit losses:

Real estate broker agent receivables	$6,132	$1,724	(1)	$141	$—	7,715

New Valley term loan receivables	3,100	9,008	(2)	—	—	12,108
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
Unaudited

4.    LEASES

Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease cost	$9,475	$9,707	$28,255	$28,212
Short-term lease cost	218	397	1,007	910
Variable lease cost	663	715	1,818	2,405

Finance lease cost:
Amortization	17	67	94	186
Interest on lease liabilities	4	5	11	12
Total lease cost	$10,377	$10,891	$31,185	$31,725

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$19,376	$28,023
Operating cash flows from finance leases	11	12
Financing cash flows from finance leases	86	182

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,711	32,511
Finance leases	60	159

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$147,959	$149,578

Current operating lease liability	$22,485	$18,294
Non-current operating lease liability	159,200	156,963
Total operating lease liabilities	$181,685	$175,257

Finance leases:
Investments in real estate, net (1)	$73	$88

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(38)	(19)
Property and equipment, net	$89	$108

Current portion of notes payable and long-term debt	$59	$86
Notes payable, long-term debt and other obligations, less current portion	110	108
Total finance lease liabilities	$169	$194

Weighted average remaining lease term:
Operating leases	8.09	8.46
Finance leases	2.90	3.01

Weighted average discount rate:
Operating leases	9.28%	10.75%
Finance leases	7.75%	8.61%
(1)     Included in Investments in real estate, net on the condensed consolidated balance sheets are financing lease equipment, at cost of $748 and $762 and accumulated amortization of $675 and $674 as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period Ending December 31:
Remainder of 2020	$6,496	$19
2021	41,353	66
2022	36,892	61
2023	32,417	35
2024	26,749	8
2025	21,797	—
Thereafter	96,556	—
Total lease payments	262,260	189
Less imputed interest	(80,575)	(20)
Total	$181,685	$169

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of September 30, 2020, the Company had $23 in undiscounted lease payments relating to an additional operating lease for equipment that has not yet commenced. The operating lease will commence in the fourth quarter of 2020 with a lease term of 3 years.
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
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords mostly in the form of rent deferrals and a few in the form of rent abatements during the nine months ended September 30, 2020. The Company elected to treat these deferrals and abatements as lease modifications and the existing lease liabilities were remeasured with a corresponding adjustment to the right-of-use asset on the effective date of the modification. The deferrals varied as to the timing of repayment but all agreements required repayment of the deferrals over the remaining lease terms.

5.    INVENTORIES

Inventories consisted of:

	September 30, 2020	December 31, 2019
Leaf tobacco	$42,448	$44,516
Other raw materials	5,733	4,669
Work-in-process	645	333
Finished goods	67,211	71,183
Inventories at current cost	116,037	120,701
LIFO adjustments	(21,489)	(21,939)
	$94,548	$98,762

All of the Company’s inventories at September 30, 2020 and December 31, 2019 are reported under the LIFO method. The $21,489 LIFO adjustment as of September 30, 2020 decreased the current cost of inventories by $14,761 for Leaf tobacco, $180 for Other raw materials, $24 for Work-in-process and $6,524 for Finished goods. The $21,939 LIFO adjustment as of December 31, 2019 decreased the current cost of inventories by $15,210 for Leaf tobacco, $182 for Other raw materials, $24 for Work-in-process and $6,523 for Finished goods.
The amount of capitalized MSA cost in “Finished goods” inventory was $20,969 and $20,472 at September 30, 2020 and December 31, 2019, respectively. Federal excise tax capitalized in inventory was $27,648 and $27,676 at September 30, 2020 and December 31, 2019, respectively.
At September 30, 2020, Liggett had tobacco purchase commitments of approximately $17,483. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	September 30, 2020	December 31, 2019
Debt securities available for sale	$89,239	$83,445

Equity securities at fair value:
Marketable equity securities	11,897	23,819
Mutual funds invested in debt securities	22,956	22,377
Long-term investment securities at fair value (1)	31,619	45,781
Total equity securities at fair value	66,472	91,977

Total investment securities at fair value	155,711	175,422
Less:
Long-term investment securities at fair value	31,619	45,781
Current investment securities at fair value	124,092	129,641

Equity-method investments	$16,240	$15,942
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gains (losses) recognized on equity securities	$2,516	$(1,506)	$(4,510)	$5,545
Net gains (losses) recognized on debt securities available for sale	22	25	(25)	67
Impairment expense	(22)	(6)	(408)	(11)
Net gains (losses) recognized on investment securities	$2,516	$(1,487)	$(4,943)	$5,601
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at September 30, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$88,336	$903	$—	$89,239

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of debt securities available for sale at September 30, 2020.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$11,412	$9,068	$2,344	$—
Corporate securities	58,481	28,863	29,618	—
U.S. mortgage-backed securities	5,759	114	5,645	—
Commercial paper	13,587	13,587	—	—
Total debt securities available for sale by maturity dates	$89,239	$51,632	$37,607	$—

The components of debt securities available for sale at December 31, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$82,714	$731	$—	$83,445

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at September 30, 2020 and December 31, 2019, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross realized gains on sales	$23	$27	$193	$74
Gross realized losses on sales	(1)	(2)	(218)	(7)
Net gains (losses) recognized on debt securities available for sale	$22	$25	$(25)	$67

Impairment expense	$(22)	$(6)	$(408)	$(11)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net gains (losses) recognized on equity securities	$2,516	$(1,506)	$(4,510)	$5,545
Less: Net (losses) gains recognized on equity securities sold	(2)	58	(19)	468
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$2,518	$(1,564)	$(4,491)	$5,077

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

The Company received cash distributions of $30,358 and recognized a receivable of $2,438 of in-transit redemptions as of September 30, 2020 related to its long-term investment securities at fair value. The Company classified $30,255 of these distributions as investing cash inflows for the nine months ended September 30, 2020. The remaining distributions were classified as operating cash inflows.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	September 30, 2020	December 31, 2019
Mutual fund and hedge funds	$16,240	$15,509
Ladenburg Thalmann Financial Services Inc. (“LTS”)	—	433
	$16,240	$15,942

At September 30, 2020, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.24% to 36.70%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
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
Equity in earnings (losses) from investments were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Mutual fund and hedge funds	$1,468	$(632)	$775	$(20)
LTS	372	139	53,424	(846)
Other	—	25	—	75
Equity in earnings (losses) from investments	$1,840	$(468)	$54,199	$(791)

The Company received cash distributions of $53,528 (including the $53,169 received by the Company in exchange for the Company’s 15,191,205 common shares of LTS) and $1,495 from the Company’s equity-method investments for the nine months ended September 30, 2020 and 2019, respectively. The Company classified these cash distributions as operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and September 30, 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at September 30, 2020 and December 31, 2019, respectively. The total carrying value of these investments was $5,200 as of September 30, 2020 and $6,200 as of December 31, 2019, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2020 and 2019, respectively.

    7.    NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	September 30, 2020	December 31, 2019
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	3.1% - 49.5%	$36,252	$51,078
All other U.S. areas	15.0% - 77.8%	41,403	55,842
		77,655	106,920
Hotels:
New York City SMSA	1.0% - 18.4%	2,892	2,462
International	49.0%	1,767	2,161
		4,659	4,623
Commercial:
New York City SMSA	49.0%	2,271	1,852
All other U.S. areas	1.6%	6,987	7,634
		9,258	9,486

Other:	15.0% - 49.0%	10,886	10,527
Investments in real estate ventures		$102,458	$131,556
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$1,169	$21,760
All other U.S. areas	4,176	14,000
	5,345	35,760
Apartment Buildings:
All other U.S. areas	76	—
	76	—

Hotels:
New York City SMSA	294	172
	294	172

Other:	524	337
Total contributions	$6,239	$36,269

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the nine months ended September 30, 2020 and September 30, 2019. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$1,735	$3,380
All other U.S. areas	11,060	1,279
	12,795	4,659
Apartment Buildings:
All other U.S. areas	—	79
	—	79
Hotels:
New York City SMSA	—	21,572
	—	21,572
Commercial:
New York City SMSA	591	13
All other U.S. areas	113	160
	704	173

Other	26	8,088
Total distributions	$13,525	$34,571

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Of the distributions received by New Valley from its investment in real estate ventures, $1,919 and $3,637 were from distributions of earnings for the nine months ended September 30, 2020 and 2019, respectively, and $11,606 and $30,934 were a return of capital for the nine months ended September 30, 2020 and 2019, respectively. Distributions from earnings are included in cash from operations in the condensed consolidating statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the condensed consolidating statements of cash flows.

Equity in (Losses) Earnings from Real Estate Ventures:

New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$(6,835)	$2,099	$(15,286)	$(1,127)
All other U.S. areas (1)	(618)	4,600	(9,906)	2,234
	(7,453)	6,699	(25,192)	1,107
Apartment Buildings:
All other U.S. areas (1)	(208)	76	(284)	79
	(208)	76	(284)	79
Hotels:
New York City SMSA (1)	(1,119)	(102)	(1,768)	8,132
International	157	434	(394)	70
	(962)	332	(2,162)	8,202
Commercial:
New York City SMSA	783	(149)	1,010	114
All other U.S. areas	(519)	146	(534)	517
	264	(3)	476	631

Other:	(177)	946	(139)	1,983
Equity in (losses) earnings from real estate ventures	$(8,536)	$8,050	$(27,301)	$12,002
______________________
(1) The Company recognized a liability, classified in Other current liabilities, of $1,302 as a result of recording equity in losses in excess of the joint ventures' carrying value.

During the nine months ended September 30, 2019, New Valley’s Park Lane joint venture sold 80.0% of its interest in the Park Lane Hotel, a hotel located in the New York City SMSA. New Valley recognized equity in earnings of $10,328 from the sale and received distributions of $20,788 for the nine months ended September 30, 2019. The sale reduced New Valley’s direct ownership percentage of the Park Lane Hotel from 5.2% to 1.0%. New Valley continues to account for its investment in the joint venture under the equity method of accounting because its ownership percentage in its direct investment continues to meet the threshold for equity method accounting.
As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of three of its New York City SMSA Condominium and Mixed Use Development ventures were less than their carrying value as of September 30, 2020. The Company determined that the impairments were other than temporary. The Company recorded impairment charges as a component of equity in losses from real estate ventures of $6,617 and $10,401 for the three and nine months ended September 30, 2020.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair values of three New York City SMSA and one All other U.S. areas Condominium and Mixed Use Development ventures were less than their carrying value as of September 30, 2019. The Company determined that the impairmentw were other than temporary. The Company recorded impairment charges as a component of equity in earnings from real estate ventures of $4,445 and $8,311 for the three and nine months ended September 30, 2019.

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of two real estate ventures because it controls the activities that most significantly impact economic performance of each of the two real estate ventures. Consequently, New Valley consolidates these variable interest entities (“VIEs”).

The carrying amount of the consolidated assets of the VIEs was $0 and $897 as of September 30, 2020 and December 31, 2019, respectively. Those assets are owned by the VIEs, not the Company. Neither of the two consolidated VIEs had recourse liabilities as of September 30, 2020 and December 31, 2019. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

September 30, 2020
Condominium and Mixed Use Development:
New York City SMSA	$36,252
All other U.S. areas	41,403
77,655
Hotels:
New York City SMSA	2,892
International	1,767
4,659
Commercial:
New York City SMSA	2,271
All other U.S. areas	6,987
9,258

Other	24,461
Total maximum exposure to loss	$116,033

New Valley capitalized $932 and $3,188 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2020. New Valley capitalized $1,703 and $4,706 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2019.
Douglas Elliman is engaged by certain developers as a broker for several of the real estate ventures that New Valley invests in. Douglas Elliman earned gross commissions of approximately $8,829 and $15,394 from these projects for the nine months ended September 30, 2020 and 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	September 30, 2020	December 31, 2019
Escena, net	$9,786	$9,972
Sagaponack	—	18,345
Investments in real estate, net	$9,786	$28,317

Escena.  The assets of “Escena, net” were as follows:

	September 30, 2020	December 31, 2019
Land and land improvements	$8,911	$8,910
Building and building improvements	1,926	1,926
Other	1,670	1,659
	12,507	12,495
Less accumulated depreciation	(2,721)	(2,523)
	$9,786	$9,972

New Valley recorded operating losses of $738 and $965 for the three months ended September 30, 2020 and 2019, respectively, from Escena. New Valley recorded operating losses of $1,010 and $633 for the nine months ended September 30, 2020 and 2019, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California.

Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. In August 2020, New Valley sold the project for $20,500 and recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sales were presented as revenues and the cost of the investment as cost of goods sold on the condensed consolidated statements of operations.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	September 30, 2020	December 31, 2019
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026, net of unamortized discount of $3,132 and $3,392	551,868	551,608
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $0 and $5,276*	—	164,334
Liggett:
Revolving credit facility	—	34,952
Equipment loans	94	347
Other	26,773	30,146
Notes payable, long-term debt and other obligations	1,428,735	1,631,387
Less:
Debt issuance costs	(22,087)	(24,902)
Total notes payable, long-term debt and other obligations	1,406,648	1,606,485
Less:
Current maturities	(10,684)	(209,269)
Amount due after one year	$1,395,964	$1,397,216
______________________
* The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($4,999 at December 31, 2019) is separately classified as a derivative liability in the condensed consolidated balance sheets.

6.125% Senior Secured Notes due 2025 — Vector:
As of September 30, 2020, the Company was in compliance with all debt covenants related to its 6.125% Senior Secured Notes due 2025.
10.5% Senior Notes due 2026 — Vector:
As of September 30, 2020, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
5.5% Variable Interest Senior Convertible Debentures due 2020 — Vector:
In April 2020, the Company paid $169,610 of principal as full payment of its 5.5% Variable Interest Senior Convertible Debentures due 2020, which matured on April 15, 2020.
Revolving Credit Agreement — Liggett:
As of September 30, 2020, there was no outstanding balance due under the Third Amended and Restated Credit Agreement (the “Credit Agreement”), all of which was classified as current debt as of September 30, 2020. Availability, as determined under the Credit Agreement, was approximately $58,800 based on eligible collateral at September 30, 2020. As of September 30, 2020, the Company’s applicable subsidiaries were in compliance with all debt covenants under the Credit Agreement.
Other:
Other Notes Payable consist primarily of $26,300 of notes payable issued by New Valley. On December 31, 2018, New Valley acquired the remaining 29.41% interest in Douglas Elliman for a total purchase price of $40,000, which included $10,000 of cash paid and the remaining $30,000 of notes payable to the sellers. Interest on the outstanding principal balance of the notes accrued at the mid-term applicable federal rate (“AFR”) in effect as of December 31, 2018 until January 1, 2020 and thereafter is adjusted to the then-current AFR on each payment date. Principal and interest is payable in installments

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

through October 1, 2022. $3,750 of principal has been repaid through September 30, 2020 and the remaining principal is due to be repaid as follows: (1) $1,250 in the remainder of 2020; (2) $12,500 in 2021; and (3) $12,500 in 2022.
Non-Cash Interest Expense — Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Amortization of debt discount, net	$89	$5,746	$5,536	$19,718
Amortization of debt issuance costs	847	1,089	2,894	3,327
	$936	$6,835	$8,430	$23,045

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying		Fair
	Value	Value	Value		Value
Senior Notes	$1,401,868	$1,419,309	$1,401,608		$1,409,920
Variable Interest Senior Convertible Debt	—	—	164,334		176,289
Liggett and other	26,867	26,878	65,445		65,456
Notes payable and long-term debt	$1,428,735	$1,446,187	$1,631,387	(1)	$1,651,665
______________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 12.

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in the Company’s Form 10-K. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2020 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the nine months ended September 30, 2020 and 2019, Liggett incurred tobacco product liability legal expenses and costs totaling $4,684 and $5,627, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the condensed consolidated statements of operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of September 30, 2020, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett secured a $535 supersedeas bond.
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
Individual Actions
As of September 30, 2020, there were 70 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	39
Illinois	11
Nevada	7
New Mexico	5
Virgin Islands	5
Louisiana	2
Massachusetts	1

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of September 30, 2020, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
Judgments Paid in Engle Progeny Cases.
As of September 30, 2020, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. An adverse verdict against Liggett for $265 in Santoro is currently on appeal.
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
Class Actions
As of September 30, 2020, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of September 30, 2020, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Upcoming Trials
As of September 30, 2020, there were three Individual Actions (Gordon, Baron and Feld) and one Engle progeny case (Blocker) scheduled for trial through September 30, 2021, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

    The PMs settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share for 2003 - 2022. The 2004 NPM Adjustment arbitration commenced in 2016, with the final individual state hearings likely to occur in April 2021 and a second phase addressing the effect of the settlements to start thereafter. The parties have also selected an arbitration panel to address the NPM Adjustments for 2005-2007 and initial proceedings in that arbitration are likely to commence in 2021. A separate court proceeding regarding Montana remains pending.
As a result of the settlement charge and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for years 2013 - 2019 by $48,032 and by $3,899 for the three and nine months ended September 30, 2020. Liggett and Vector Tobacco may be entitled to further adjustments. As of September 30, 2020, Liggett and Vector Tobacco had accrued approximately $13,400 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of September 30, 2020, there remains approximately $41,500 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2019 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2020 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2020	$34,116	$4,249	$38,365	$17,275	$20,594	$37,869
Expenses	139,393	28	139,421	—	—	—
Change in MSA obligations capitalized as inventory	32	—	32	—	—	—
Payments	(27,214)	(4,324)	(31,538)	—	—	—
Reclassification to/(from) non-current liabilities	(855)	3,252	2,397	855	(3,252)	(2,397)
Interest on withholding	—	330	330	—	1,422	1,422
Balance as of September 30, 2020	$145,472	$3,535	$149,007	$18,130	$18,764	$36,894

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2019 were as follows:

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

Other Matters:

Liggett’s and Vector Tobacco’s management are unaware of any material environmental conditions affecting their existing facilities. Liggett’s and Vector Tobacco’s management believe that current operations are conducted in material compliance with all environmental laws and regulations and other laws and regulations governing cigarette manufacturers. Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material impact on the capital expenditures, results of operations or competitive position of Liggett or Vector Tobacco.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2019	Impairment Losses	Amortization	September 30, 2020
Goodwill	$78,008	$(46,252)	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	107,511

Trademark - Douglas Elliman	80,000	(12,000)	—	68,000

Intangibles with a finite life, net	474	—	(123)	351

Total goodwill and other intangible assets, net	$265,993	$(58,252)	$(123)	$207,618

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
The third-party quantitative assessments of the goodwill and trademark intangible asset reflected management’s assumptions regarding revenue growth rates, economic and market trends including current expectations of deterioration resulting from the COVID-19 pandemic, changes to cost structures and other expectations about the anticipated short-term and long-term operating results of Douglas Elliman. The quantitative assessments resulted in impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more severe than expected, additional impairment charges could result in future periods, and such impairment charges could be material.

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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income before provision for income taxes	$55,962	$49,744	$88,443	$128,292
Income tax expense using estimated annual effective income tax rate	16,784	14,844	26,497	38,378
Changes in effective tax rates	66	(785)	—	—
Impact of discrete items, net	973	(323)	1,264	(434)
Income tax expense	$17,823	$13,736	$27,761	$37,944

The discrete items for the three months ended September 30, 2020 relate to income tax expense related to changes in value of certain contingent consideration and stock-based compensation. The discrete items for the nine months ended September 30, 2020 relate to income tax expense related to the equity in earnings from investments associated with the one-time gain on sale of LTS partially offset by the goodwill and trademark impairment charges, changes in value of certain contingent consideration, and stock-based compensation. The discrete items for the three and nine months ended September 30, 2019 are related to the release of certain valuation allowances offset by income tax expense related to state tax audits and stock-based compensation.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$373,030	$373,030	$—	$—

Commercial paper (1)	39,884	—	39,884	—

Certificates of deposit (2)	2,108	—	2,108	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	11,897	11,897	—	—
Mutual funds invested in debt securities	22,956	22,956	—	—
Total equity securities at fair value	34,853	34,853	—	—
Debt securities available for sale
U.S. government securities	11,412	—	11,412	—
Corporate securities	58,481	—	58,481	—
U.S. government and federal agency	5,759	—	5,759	—
Commercial paper	13,587	—	13,587	—
Total debt securities available for sale	89,239	—	89,239	—

Total investment securities at fair value	124,092	34,853	89,239	—

Long-term investments
Long-term investment securities at fair value (3)	31,619	—	—	—
Total	$571,268	$408,418	$131,231	$—

Liabilities:
Fair value of contingent liability	$1,064	$—	$—	$1,064
Total	$1,064	$—	$—	$1,064

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $7,224 that is included in Other current assets and $1,907 that is included in Other assets.
(2)    Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheets.
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
(2)    Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheets.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2020:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2020	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of contingent liability	$1,064	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$169,000
			Risk-free rate for a 2.50 year term	0.14%
			Leverage-adjusted equity volatility of peer firms	70.78%
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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2020 and December 31, 2019, respectively, except for investments in real estate ventures that were impaired as of September 30, 2020 and December 31, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s investments in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Three Months Ended September 30, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$6,617	$6,901	$—	$—	$6,901

The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices of the respective real estate venture. The $6,617 of impairment charges were included in equity in losses from real estate ventures for the three months September 30, 2020.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

13.    SEGMENT INFORMATION

The Company’s business segments for the three and nine months ended September 30, 2020 and 2019 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2020 and 2019 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended September 30, 2020
Revenues	$318,850		$228,981		$—	$547,831
Operating income (loss)	91,319	(1)	10,850	(2)	(6,252)	95,917
Equity in losses from real estate ventures	—		(8,536)		—	(8,536)
Depreciation and amortization	1,965		2,167		214	4,346

Three months ended September 30, 2019
Revenues	$303,260		$201,530		$—	$504,790
Operating income (loss)	72,799	(3)	628		(6,707)	66,720
Equity in earnings from real estate ventures	—		8,050		—	8,050
Depreciation and amortization	1,941		2,240		249	4,430

Nine months ended September 30, 2020
Revenues	$918,429		$529,650		$—	$1,448,079
Operating income (loss)	239,814	(4)	(63,500)	(5)	(18,504)	157,810
Equity in losses from real estate ventures	—		(27,301)		—	(27,301)
Depreciation and amortization	6,007		6,678		648	13,333
Capital expenditures	3,644		5,160		20	8,824

Nine months ended September 30, 2019
Revenues	$854,517		$609,629		$—	$1,464,146
Operating income (loss)	201,594	(6)	4,672		(20,712)	185,554
Equity in earnings from real estate ventures	—		12,002		—	12,002
Depreciation and amortization	5,848		6,765		749	13,362
Capital expenditures	3,425		6,733		—	10,158

(1) Operating income includes $286 of expense from MSA settlement.
(2) Operating income includes $320 of restructuring charges.
(3) Operating income includes $240 of litigation settlement and judgment expense.
(4) Operating income includes $286 of expense from MSA settlement and $53 of litigation settlement and judgment expense.
(5) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and intangible assets and $3,281 of restructuring charges.
(6) Operating income includes $895 of litigation settlement and judgment expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2019 and Notes thereto, included in our 2019 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2020 and 2019.

Overview
We are a holding company and are engaged principally in two business segments:
•Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and
•Real Estate: the real estate services, technology and investment business through our subsidiary New Valley LLC (“New Valley”), which (i) owns Douglas Elliman Realty, LLC (“Douglas Elliman”), (ii) has interests in numerous real estate projects across the United States and (iii) is seeking to acquire or invest in additional real estate services, technologies, properties or projects. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.

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

Although our tobacco segment has not been negatively impacted to date by COVID-19, there remains uncertainty as to how the pandemic may ultimately impact the market. We continue to monitor the macro-economic risks of COVID-19 and the effect on tobacco consumers, including purchasing behavior changes and changes in sales volumes and mix within the discount category. Our Eagle 20’s and Montego brands are priced in the deep discount category and our other brands are primarily priced in the traditional discount category.

Impact of COVID-19 on Real Estate Segment.  Douglas Elliman is the largest residential real estate broker in the New York City market and approximately 46% of its revenues were derived from this region in 2018 and 2019. In addition, New Valley has investments in multiple real estate ventures and properties in the New York metropolitan area, which had a carrying value of $41,415 at September 30, 2020. Published reports and data indicate that the New York metropolitan area was initially impacted more than any other area in the United States. Consequently, various governmental agencies in the New York metropolitan area and in other markets where Douglas Elliman operates, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that could operate. These restrictions adversely impacted Douglas Elliman’s ability to conduct business during the nine months ended September 30, 2020. For example, Douglas Elliman’s agents were restricted from performing in-person showings of properties or conducting open houses in most of Douglas Elliman’s markets from March 2020 to September 2020. Douglas Elliman experienced a severe decline in closed sales volume in New York City beginning in March 2020, which has continued. We anticipate that sales volume declines in New York City may continue during this pandemic.

Beginning in April 2020, we made significant operating adjustments at Douglas Elliman, including a reduction of personnel of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. While we continue to evaluate other expense reduction measures, as Douglas Elliman’s business began to improve in the third quarter, we began to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses. We will continue to evaluate these expense reduction measures.

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

Ladenburg Thalmann Financial Services Inc. (“LTS”). On November 11, 2019, LTS entered into an Agreement and Plan of Merger with Advisor Group. On February 14, 2020, the merger was completed, and each share of LTS common stock was converted into a cash payment of $3.50 per share. We received proceeds of $53,169 from our 15,191,205 common shares of LTS, and we recorded a pre-tax gain of $53,424 from the transaction. We also tendered 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock for redemption and received an additional $6,009 in March 2020. At the closing of the transaction, our Executive Vice President resigned as Chairman, President and Chief Executive Officer of LTS, and our management agreement with LTS was terminated.

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

Montego. In August 2020, Liggett expanded the distribution of its Montego deep discount brand by 10 states, primarily located in the southeast. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s volume represented 5.6% of Liggett’s unit volume for the nine months ended September 30, 2020 compared to 3.6% for the nine months ended September 30, 2019.

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
See “Legislation and Regulation” in Item 2 of the MD&A for further information on litigation.

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

Goodwill and Indefinite Life Assets. Goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. As discussed in Note 10 to our condensed consolidated financial statements, during the first quarter of 2020, we performed quantitative assessments of the goodwill associated with the Douglas Elliman reporting unit and its trademark intangible asset in conjunction with our quarterly review for indicators of impairment. Based on the results of these assessments, we recognized a $58,252 non-cash impairment charge related to the valuation of Douglas Elliman’s goodwill and its trademarks for the nine months ended September 30, 2020. If Douglas Elliman fails to meet the financial projections used in the quantitative assessments or the impacts of COVID-19 are more severe than expected, we may record additional impairment charges related to the Company’s goodwill and trademark intangible assets. To date, Douglas Elliman has met the financial projections used in the quantitative assessments.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and nine months ended September 30, 2020 and 2019 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes ownership of Douglas Elliman, investments in real estate and investments in real estate ventures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2020		2019		2020		2019
Revenues:
Tobacco	$318,850		$303,260		$918,429		$854,517
Real estate	228,981		201,530		529,650		609,629
Total revenues	$547,831		$504,790		$1,448,079		$1,464,146
Operating income (loss):
Tobacco	$91,319	(1)	$72,799	(3)	$239,814	(4)	$201,594	(6)
Real estate	10,850	(2)	628		(63,500)	(5)	4,672
Corporate and Other	(6,252)		(6,707)		(18,504)		(20,712)
Total operating income	$95,917		$66,720		$157,810		$185,554
(1) Operating income includes $286 of expense from MSA settlement.
(2) Operating income includes $320 of restructuring charges.
(3) Operating income includes $240 of litigation settlement and judgment expense.
(4) Operating income includes $286 of expense from MSA settlement and $53 of litigation settlement and judgment expense.
(5) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and intangible assets and $3,281 of restructuring charges.
(6) Operating income includes $895 of litigation settlement and judgment expense.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues. Total revenues were $547,831 for the three months ended September 30, 2020 compared to $504,790 for the three months ended September 30, 2019. The $43,041 (8.5%) increase in revenues was primarily due to a $15,590 increase in Tobacco revenues and a $27,451 increase in Real Estate revenues, which was primarily related to the sale of the Sagaponack property.
Cost of sales. Total cost of sales was $374,575 for the three months ended September 30, 2020 compared to $345,456 for the three months ended September 30, 2019. The $29,119 (8.4%) increase in cost of sales was primarily due to a $34,210 increase in Real Estate cost of sales, which was primarily related to the sale of Sagaponack property. This was offset by a $5,091 decline in Tobacco cost of sales.
Expenses. Operating expenses were $77,339 for the three months ended September 30, 2020 compared to $92,614 for the same period last year. The $15,275 (16.5%) decline in operating expenses was due to a $16,981 decline in Real Estate expenses, primarily at Douglas Elliman, including restructuring charges of $320 for the three months ended September 30, 2020 and a $455 decline in Corporate and Other expenses. This was offset by a $2,161 increase in Tobacco expenses.
Operating income. Operating income was $95,917 for the three months ended September 30, 2020 compared to $66,720 for the same period last year. The $29,197 (43.8%) increase in operating income was due to a $18,520 increase in Tobacco operating income, a $10,222 increase in Real Estate operating income, primarily related to Douglas Elliman, and a decline of $455 in Corporate and Other operating loss.
Other expenses. Other expenses were $39,955 and $16,976 for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, other expenses primarily consisted of interest expense of $28,163, equity in losses from real estate ventures of $8,536 and other expense of $5,096. This was offset by equity in earnings from investments of $1,840. For the three months ended September 30, 2019, other expenses primarily consisted of interest expense of $32,963 and equity in losses from investments of $468. This was offset by income of $6,182 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from real estate ventures of $8,050, and other income of $2,223.
Income before provision for income taxes. Income before income taxes was $55,962 and $49,744 for the three months ended September 30, 2020 and 2019, respectively.
Income tax expense. Income tax expense was $17,823 and $13,736 for the three months ended September 30, 2020 and 2019, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. For the three months ended September 30, 2020, the annual effective tax rate applied to year-to-date income resulted in tax expense which was reduced by discrete items. The discrete items of $973 primarily relates to changes in value of certain contingent consideration and stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s by $0.13 per pack on November 2, 2020, $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, and $0.08 per pack in October 2019. Liggett also increased the list price of Pyramid, Liggett, Eve and Grand Prix by $0.13 per pack on November 2, 2020, $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, and $0.06 per pack in June 2019.
All of our Tobacco sales were in the discount category in 2020 and 2019. For the three months ended September 30, 2020, Tobacco revenues were $318,850 compared to $303,260 for the three months ended September 30, 2019. Revenues increased by $15,590 (5.1%) due primarily to an increase in the average selling price of our brands for the three months ended September 30, 2020 offset by a 2.1% (52.0 million units) decline in sales volume.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2020		2019

Manufacturing overhead, raw materials and labor	$32,644		$32,863
Customer shipping and handling	1,590		1,446
Federal Excise Taxes, net	120,320		122,951
FDA expense	6,369		6,149
MSA expense, net of market share exemption	43,178	(1)	45,783
Total cost of sales	$204,101		$209,192

(1) Includes $286 of expense from MSA settlements.

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of September 30, 2020, we estimate taxable shipments in the U.S. will decline by 1.5% in 2020. As a result of the relatively strong U.S. cigarette industry in 2020, the value of Liggett’s market share exemption increased compared to the three months ended September 30, 2019 and resulted in a decrease in cost of sales of $959.
Tobacco gross profit was $114,749 for the three months ended September 30, 2020 compared to $94,068 for the three months ended September 30, 2019. The increase in gross profit for the three months ended September 30, 2020 is primarily attributable to increased pricing associated with the Eagle 20’s and Pyramid brands. For the three months ended September 30, 2020, Eagle 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from 60% in the three months ended September 30, 2019 to 62% for the three months ended September 30, 2020. Pyramid, Liggett’s second-largest brand, declined from 26% of total unit volume sales in the three months ended September 30, 2019 to 23% for the three months ended September 30, 2020. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 52.2% in the 2019 period to 57.8% in the 2020 period primarily as a result of price increases and lower MSA expense, partially offset by a continued shift in sales volume to the lower-priced Eagle 20’s brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $23,430 and $21,029 for the three months ended September 30, 2020 and 2019, respectively. The increase of $2,401 is primarily due to higher professional fees. Total tobacco product liability legal expenses, including settlements and judgments, were $1,493 and $1,890 for the three months ended September 30, 2020 and 2019, respectively.
Tobacco operating income. Tobacco operating income was $91,319 for the three months ended September 30, 2020 compared to $72,799 for the same period last year. The increase in operating income for the three months ended September 30, 2020 of $18,520 is primarily attributable to higher gross profit, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $228,981 and $201,530 for the three months ended September 30, 2020 and 2019, respectively. Real Estate revenues increased by $27,451 (13.6%), primarily related to the $20,500 sale of an investment in real estate located in Sagaponack, NY, and an increase of $7,049 in Douglas Elliman’s commission and other brokerage income. Douglas Elliman’s commission and other brokerage income increased as a result of increased revenues in the Southeast region of $18,875, Northeast region, which does not include New York City, of $11,843 and California region of $14,230 and was offset by a $30,042 decline in the New York City region and a $7,857 decline in Development Marketing.
The COVID-19 pandemic has had a significant effect on the economy and, especially, in the New York City market, where approximately 46% of Douglas Elliman’s commissions and other brokerage revenues were derived in 2018 and 2019. In response to the pandemic, various governmental agencies in the markets where Douglas Elliman operates instituted restrictions on individuals and on the types of businesses that were permitted to operate from March 2020 to June 2020, which adversely impacted Douglas Elliman’s business.

Real Estate revenues and cost of sales for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30,
	2020	2019
Real Estate Revenues:
Commission and other brokerage income	$198,500	$191,451
Property management revenue	8,584	8,668
Title fees	912	1,049
Revenues from investments in real estate	20,500	—
Sales on facilities primarily from Escena	485	362
Total real estate revenues	$228,981	$201,530

Real Estate Cost of Sales:
Real estate commissions	$149,010	$135,241
Cost of sales from investments in real estate	20,488	—
Cost of sales on facilities primarily from Escena	840	868
Title fees	136	155
Total real estate cost of sales	$170,474	$136,264
___________________________________
Real Estate cost of sales. Real Estate cost of sales were $170,474 and $136,264 for the three months ended September 30, 2020 and 2019, respectively. Real Estate cost of sales increased by $34,210, primarily related to $20,488 from the sale of an investment in real estate located in Sagaponack, NY, and a $13,769 increase in Douglas Elliman’s commissions. Douglas Elliman real estate commissions increased by $13,769 for the three months ended September 30, 2020 as a result of an increase in sales volume.
Douglas Elliman’s gross margin on real estate brokerage income declined from 29.4% for the three months ended September 30, 2019 to 24.9% for the three months ended September 30, 2020. This was primarily due to the decline in the percentage of revenues from the New York City region, which traditionally earns higher gross margin percentages than the Southeast (Florida) and Western (primarily California) regions.
Real Estate expenses. Real Estate expenses, which are primarily expenses at Douglas Elliman, were $47,657 and $64,638 for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, Real Estate expenses included restructuring charges of $320. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients. In response to the COVID-19 pandemic, we have implemented significant expense reductions at Douglas Elliman, including a reduction of personnel by approximately 25% as well as reduction, deferral or elimination of leases across the country. As a result of the expense reductions, in addition to personnel expenses, Douglas Elliman’s professional services, advertising, travel and other occupancy expenses were reduced during the three months ended September 30, 2020. While we continue to evaluate other expense reduction measures, to the extent Douglas Elliman’s business improves in the fourth quarter, we will begin to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses.
Real Estate operating income. The Real Estate segment had operating income of $10,850 and $628 for the three months ended September 30, 2020 and 2019, respectively. The increase in operating income of $10,222 was primarily related to increased operating income at Douglas Elliman, which was primarily related to expense reductions offset by lower gross margin percentages.
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $6,252 for the three months ended September 30, 2020 compared to $6,707 for the same period in 2019 and the difference was due primarily to decreased administrative costs related to professional fees and travel expenses.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues. Total revenues were $1,448,079 for the nine months ended September 30, 2020 compared to $1,464,146 for the nine months ended September 30, 2019. The $16,067 (1.1%) decline in revenues was primarily due to a $79,979 decline in Real Estate revenues, which was primarily related to a decrease in Douglas Elliman’s brokerage revenues. This was offset by a $63,912 increase in Tobacco revenues related to an increase in both unit volume and net pricing.
Cost of sales. Total cost of sales was $990,083 for the nine months ended September 30, 2020 compared to $999,650 for the nine months ended September 30, 2019. The $9,567 (1.0%) decline in cost of sales was primarily due to a $34,069 decline in Real Estate cost of sales, which was primarily related to increases Douglas Elliman’s commissions. This was offset by a $24,502 increase in Tobacco cost of sales primarily related to increased sales volume and higher MSA expense.
Expenses. Operating expenses were $300,186 for the nine months ended September 30, 2020 compared to $278,942 for the same period last year. The $21,244 (7.6%) increase was due to a $22,262 increase in Real Estate expenses, including impairment of goodwill and intangible asset charge at Douglas Elliman of $58,252 and restructuring charges of $3,281, and a $1,190 increase in Tobacco expenses for the nine months ended September 30, 2020. This was offset by a $2,208 decline in Corporate and Other expense.
See Critical Accounting Policies - Goodwill and Indefinite Life Assets for detail of the Douglas Elliman impairment charge.
Operating income. Operating income was $157,810 for the nine months ended September 30, 2020 compared to $185,554 for the same period last year, a decline of $27,744 (15.0%). Real Estate operating income declined $68,172 primarily related to the impairments of goodwill and intangible assets of $58,252 at Douglas Elliman and restructuring charges of $3,281. This was offset by an increase in Tobacco operating income of $38,220 and the Corporate and Other operating loss declined $2,208.
Other expenses. Other expenses were $69,367 for the nine months ended September 30, 2020 compared to $57,262 for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, other expenses primarily consisted of interest expense of $93,148, equity in losses from real estate ventures of $27,301 and other losses of $8,116. This was offset by equity in earnings from investments of $54,199, and income of $4,999 from changes in fair value of derivatives embedded within convertible debt. For the nine months ended September 30, 2019, other expenses primarily consisted of interest expense of $103,236 and equity in losses from investments of $791. This was offset by income of $20,319 from changes in fair value of derivatives embedded within convertible debt, other income of $14,444 and equity in earnings from real estate ventures of $12,002.
Income before provision for income taxes. Income before income taxes was $88,443 for the nine months ended September 30, 2020 compared to $128,292 for the nine months ended September 30, 2019.
Income tax expense. Income tax expense was $27,761 for the nine months ended September 30, 2020 compared to $37,944 for the nine months ended September 30, 2019. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. Our income tax expense for the nine months ended September 30, 2020 was increased by discrete items related to income tax benefits on the goodwill and trademark impairment charges, changes in value of certain contingent consideration, stock-based compensation, and state tax audits partially offset by the income tax expense related to the equity in earnings from investments associated with the one-time gain on sale of LTS. Our income tax expense for the nine months ended September 30, 2019 was decreased by discrete items related to an income tax benefit for stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s by $0.13 per pack on November 2, 2020, $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, and $0.11 per pack in February 2019. Liggett also increased the list price of Pyramid, Liggett Select, Eve and Grand Prix by $0.13 per pack on November 2, 2020, $0.11 per pack on June 22, 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, $0.06 per pack in June 2019, and $0.11 per pack in February 2019.
All of our Tobacco sales were in the discount category in 2020 and 2019. For the nine months ended September 30, 2020, Tobacco revenues were $918,429 compared to $854,517 for the nine months ended September 30, 2019. Revenues increased by $63,912 (7.5%) due primarily to an increase in the average selling price of our brands for the nine months ended September 30, 2020 along with a 2.1% (144 million units) increase in unit sales volume.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2020		2019

Manufacturing overhead, raw materials and labor	$98,178		$94,535
Customer shipping and handling	4,423		4,441
Federal Excise Taxes, net	354,629		347,527
FDA expense	18,835		18,542
MSA expense, net of market share exemption	139,393	(1)	125,911
Total cost of sales	$615,458		$590,956
(1) Includes $286 of expense from MSA settlements.
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of September 30, 2020, we estimate taxable shipments in the U.S. will decline by 1.5% in 2020. As a result of the relatively strong U.S. cigarette industry in 2020, the value of Liggett’s market share exemption increased compared to the nine months ended September 30, 2019 and resulted in a decrease in cost of sales of $2,771.
Tobacco gross profit was $302,971 for the nine months ended September 30, 2020 compared to $263,561 for the nine months ended September 30, 2019, an increase of $39,410. The increase in gross profit for the nine months ended September 30, 2020 was primarily attributable to increased pricing on the Eagle 20’s and Pyramid brands and increased Eagle 20’s volume. For the nine months ended September 30, 2020, Eagle 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from approximately 60% in the nine months ended September 30, 2019 to approximately 62% for the nine months ended September 30, 2020. Pyramid, Liggett’s second largest brand, declined from approximately 27% of total unit volume sales in the nine months ended September 30, 2019 to approximately 23% for the nine months ended September 30, 2020. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 52.0% in the 2019 period to 53.7% in the 2020 period primarily as a result of price and volume increases partially offset by a continued shift in sales volume to the lower-priced Eagle 20’s brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $63,104 for the nine months ended September 30, 2020 compared to $61,072 for the nine months ended September 30, 2019. The increase of $2,032 was mainly due to higher professional fees offset by lower travel related expenses. Tobacco product liability legal expenses, including settlements and judgments, were $4,684 and $5,627 for the nine months ended September 30, 2020 and 2019, respectively.
Tobacco operating income. Tobacco operating income was $239,814 for the nine months ended September 30, 2020 compared to $201,594 for the same period last year, an increase of $38,220. The increase in operating income was primarily attributable to higher gross profit, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $529,650 and $609,629 for the nine months ended September 30, 2020 and 2019, respectively. Real Estate revenues declined by $79,979 (13.1%), which was primarily related to a decline of $96,378 in Douglas Elliman’s Commission and other brokerage income, which we believe was primarily due to the impact of the COVID-19 pandemic, which is discussed in Results of Operations - Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019. Douglas Elliman’s commission and other brokerage income declined as a result of a $114,052 decline in revenues from the New York City region and a $21,295 decline in revenues from Development Marketing, offset by increased revenues in the Southeast region of $17,990, Northeast region, which does not include New York City, of $11,207 and California region of $ 9,772. This was partially offset by $20,500 from the sale of the investment in real estate located in Sagaponack, NY.
.

Real Estate revenues and cost of sales for the nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Nine Months Ended
	September 30,
	2020	2019
Real Estate Revenues:
Commission and other brokerage income	$477,720	$574,098
Property management revenue	26,195	27,237
Title fees	2,611	4,682
Revenues from investments in real estate	20,500	—
Sales on facilities primarily from Escena	2,624	3,612
Total real estate revenues	$529,650	$609,629

Real Estate Cost of Sales:
Real estate commissions	$351,325	$404,783
Cost of sales from investments in real estate	20,488	—
Cost of sales on facilities primarily from Escena	2,399	2,826
Title fees	413	1,085
Total real estate cost of sales	$374,625	$408,694
Real Estate cost of sales. Real Estate cost of sales were $374,625 and $408,694 for the nine months ended September 30, 2020 and 2019, respectively. Real Estate cost of sales declined by $34,069, primarily related to $53,458 decline in Douglas Elliman’s commissions offset by $20,488 from the sale of an investment in real estate located in Sagaponack, NY. Douglas Elliman real estate commissions declined by $53,458 as a result of lower commission and other brokerage income.
Douglas Elliman’s gross margin on real estate brokerage income declined from 29.5% for the nine months ended September 30, 2019 to 26.5% for the nine months ended September 30, 2020. This was primarily due to the decline in the percentage of revenues from the New York City region, which traditionally earns higher gross margin percentages than the Southeast (Florida) and Western (primarily California) regions.
See Results of Operations - Three Months ended September 30, 2020 compared to Three Months ended September 30, 2019 for a discussion of the impact of the COVID-19 pandemic on the Real Estate segment.
Real Estate expenses. Real Estate expenses were $218,525 and $196,263 for the nine months ended September 30, 2020 and 2019. These expenses included the non-cash impairment of goodwill and intangible assets of $58,252 and restructuring charges of $3,281 at Douglas Elliman for the nine months ended September 30, 2020. The non-cash impairment related to the evaluation of potential impacts of the COVID-19 pandemic, including the possibility of an economic recession, on Douglas Elliman’s business. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients. In response to the current COVID-19 pandemic, we have implemented significant expense reductions at Douglas Elliman, including a reduction of personnel by approximately 25%, as well as reduction, deferral or elimination of leases across the country. As a result of the expense reductions, in additional to personnel expenses, Douglas Elliman’s professional services, advertising, travel and other occupancy expenses were reduced during the nine months ended September 30, 2020. While we continue to evaluate other expense reduction measures, to the extent Douglas Elliman’s business improves in the fourth quarter, we will begin to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses.
Real Estate operating (loss) income. The Real Estate segment had operating loss of $63,500 and operating income of $4,672 for the nine months ended September 30, 2020 and 2019, respectively. The Real Estate segment’s operating loss was primarily caused by the impairment of goodwill and intangible assets of $58,252 at Douglas Elliman, the decreased gross margin percentages discussed above, and restructuring charges of $3,281 at Douglas Elliman; it was offset by the impact of expense-reduction initiatives at Douglas Elliman in 2020.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $18,504 for the nine months ended September 30, 2020 compared to $20,712 for the same period in 2019 and the difference was due primarily to decreased administrative costs related to professional fees and travel expenses.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2020:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2020	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	2,182	7,604	9,786	—	450	Acres	—		667 450	R Lots H	N/A	N/A
Investments in real estate, net				$2,182	$7,604	$9,786	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
11 Beach Street	TriBeCa, Manhattan, NY	June 2012	49.5%	4,090	2,811	6,901	—	97,000	SF	—		27	R	May 2014	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	7,827	—	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	6,393	(4,413)	1,980	—	330,000	SF	1,700	SF	157	R	September 2014	Completed
160 Leroy Street	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(1,075)	1,075	—	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(1,247)	1,385	138		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	15.0%	7,292	2,914	10,206	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard) (4)	West Hollywood, CA	October 2014	48.5%	5,963	(6,153)	(190)	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	June 2021
Monad Terrace	Miami Beach, FL	May 2015	19.6%	7,635	(4,644)	2,991	—	160,000	SF	—		59	R	May 2016	January 2021
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(6,144)	—	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	44	446	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	2,308	11,453	—	100,000	SF	150,000	SF	177	R	May 2017	November 2020
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	500	71	571	—	5,200	SF	—		4	R	September 2019	December 2020
Meatpacking Plaza	Meatpacking District, NY	April 2019	16.9%	10,692	(1,573)	9,119	—	TBD	—	TBD	—	TBD	—	TBD	TBD
The Park on Fifth	Miami Beach, FL	September 2019	38.9%	14,132	762	14,894	—	482,000	SF	15,000	SF	330	R	April 2020	August 2023
9 DeKalb	Brooklyn, NY	April 2019	4.2%	5,000	644	5,644	—	450,000	SF	120,000	SF	540	R	March 2019	June 2022
West Hialeah	Miami, FL	December 2019	77.8%	12,522	790	13,312	—	1,400,000	SF	—		1,369	R	December 2019	February 2024
Condominium and Mixed Use Development				$61,082	$16,383	$77,465	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	774	(982)	(208)	—	N/A		N/A		5,517	R	N/A	N/A
Apartment Buildings				$774	$(982)	$(208)	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(6,699)	$1,983	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street (4)	Lower East Side, Manhattan, NY	December 2012	18.4%	(4,257)	3,353	(904)	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,281)	1,767	—	52	Acres	—		101	H	N/A	N/A
Parker New York	Central Park South, Manhattan, NY	July 2019	1.0%	1,000	(91)	909	—	TBD		—		589 99	H R	May 2020	February 2022
Hotels				$11,473	$(7,718)	$3,755	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,209	$(1,938)	$2,271	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,737	2,250	6,987	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$8,946	$312	$9,258	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$11,154	$(1,228)	$9,926	$4,840	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	444	960	8,735	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(2,736)	$13,622	$10,886	$13,575

Investments in real estate ventures				$79,539	$21,617	$101,156	$13,575

Total Carrying Value				$81,721	$29,221	$110,942
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
(3) The Witkoff GP Partners venture includes a $2,495 investment in 500 Broadway and a $7,431 investment in Fontainebleau Las Vegas.
(4) Equity in losses in excess of the joint ventures' carrying value were $ 1,302 as of September 30, 2020, and are classified in Other current liabilities.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of September 30, 2020 were $7,582. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the nine months ended September 30, 2020, New Valley capitalized $3,188 of interest costs and utilized (reversed) $6,203 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $81,280 for the nine months ended September 30, 2020 and decreased by $264,311 for the nine months ended September 30, 2019.
Cash provided from operations was $318,660 and $195,349 for the nine months ended September 30, 2020 and 2019, respectively. The increase primarily related to proceeds received from the sale of LTS, changes in operating income, after adjusting for the non-cash impairment charges in the 2020 period and increases in working capital, particularly in increased income tax payables and MSA liability.
Cash provided by investing activities was $16,498 for the nine months ended September 30, 2020 and cash used in investing activities was $32,103 for the nine months ended September 30, 2019. In the first nine months of 2020, cash provided by investing activities was from the sale of investment securities of $20,773, paydowns of investment securities of $627, maturities of investment securities of $43,405, distributions from investments in real estate ventures of $11,606, a decrease in restricted assets of $384, and proceeds from the sale or liquidation of long-term investments of $30,255. This was offset by the purchase of investment securities of $64,827, investments in real estate ventures of $6,239, capital expenditures of $8,824, investments in real estate, net of $701, an increase in cash surrender value of life insurance policies of $723, and purchase of long-term investments of $9,238. In the first nine months of 2019, cash used in investing activities was for the purchase of investment securities of $76,094, investments in real estate ventures of $36,269, capital expenditures of $10,158, investments in real estate, net of $1,910, an increase in cash surrender value of life insurance policies of $773, purchase of long-term investments of $1,000, and purchase of subsidiaries of $323. This was offset by the sale of investment securities of $16,186, paydowns of investment securities of $828, maturities of investment securities of $45,798, and distributions from investments in real estate ventures of $30,934, a decrease in restricted assets of $661, and proceeds from the sale of fixed assets of $17.
Cash used in financing activities was $253,878 and $427,557 for the nine months ended September 30, 2020 and 2019, respectively. In the first nine months of 2020, cash was used for the dividends and distributions on common stock of $97,781, repayments of debt of $173,779, net repayments of debt under the revolver of $34,953, and distributions to non-controlling interest of $448. This was offset by proceeds from issuance of common stock of $52,563 and proceeds from debt issuance of $520. In the first nine months of 2019, cash was used for the dividends and distributions on common stock of $179,449, repayments of debt of $230,874, distributions to non-controlling interest of $285, deferred financing costs of $36, net repayments of debt under the revolver of $16,867, and other of $46.
The terms of our 10.5% Senior Notes due 2026 contain covenants that place significant limitations on our ability to pay dividends and distributions in the future. See “10.5% Senior Notes due 2026” below. For the next twelve months beginning September 30, 2020, we have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include cash interest expense of approximately $110,300 on our other debt and other corporate expenses and taxes. In addition, the board continues to evaluate our dividend policy on a quarterly basis. Based on the $0.20 per share quarterly dividend rate in 2020, payment of our quarterly dividend would require cash payments of approximately $128,900 over the next twelve months.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt and equity issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of September 30, 2020, we had cash and cash equivalents of $451,071 (including $75,683 of cash at Douglas Elliman and $147,617 of cash at Liggett), investment securities, which were carried at $124,092 (see Note 6 to condensed consolidated financial statements), and long-term investments, which were carried at $31,619 (including in-transit redemptions of $2,438 at September 30, 2020, with a fair value of $34,057). As discussed elsewhere, we used $169,610 of cash to retire the convertible notes due in April 2020. As of September 30, 2020, our investments in real estate ventures were carried at $102,458 and our investment in real estate, net of accumulated depreciation, was carried at $9,786.

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
Notwithstanding the comprehensive nature of the Engle progeny settlements, 42 Engle progeny cases remain pending. In addition, 70 individual actions are pending in state court. Therefore, we and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
Vector.
6.125% Senior Secured Notes due 2025. In January 2017, we issued $850,000 of our 6.125% Senior Secured Notes due 2025 (“6.125% Senior Secured Notes”) in a private offering, exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A of the Securities Act and to persons outside of the United States in accordance with Regulation S under the Securities Act. The 6.125% Senior Secured Notes are guaranteed by all of our wholly owned domestic subsidiaries that are engaged in the conduct of our cigarette business. The indenture governing our 6.125% Senior Secured Notes (the “2025 Indenture”) contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2025 Indenture, for the most recently ended four full quarters is less than $75,000. The 2025 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, as defined in the 2025 Indenture, exceed 3.0 and 1.5, respectively. Our Leverage Ratio is defined in the 2025 Indenture as the ratio of our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2025 Indenture. Our Secured Leverage Ratio is defined in the 2025 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial covenants and the results of the calculation, as defined in the 2025 Indenture.

	Indenture	September 30, 2020
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$412,070
Leverage ratio, as defined	<3.0 to 1	2.02 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.71 to 1

As of September 30, 2020 and December 31, 2019, we were in compliance with all debt covenants related to the 2025 Indenture.
10.5% Senior Notes due 2026. On November 2, 2018 and November 18, 2019, respectively, we sold $325,000 and $230,000 of our 10.5% Senior Notes due 2026 in private offerings exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A of the Securities Act and to persons outside of the United States in accordance with Regulation S under the Securities Act. The 10.5% Senior Secured Notes due 2026 are guaranteed by all of our wholly owned domestic subsidiaries that are engaged in the conduct of our cigarette business and DER Holdings LLC.
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

Covenant	Indenture Requirement	September 30, 2020
Consolidated EBITDA, as defined	N/A	$300,064
Fixed charge coverage ratio, as defined	>2.0 to 1	2.9 to 1
Net leverage ratio, as defined	<4.0 to 1	2.23 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.89 to 1
As of September 30, 2020 and December 31, 2019, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors with the exception of New Valley or any of its subsidiaries, other than DER Holdings LLC (the “Nonguarantor Subsidiaries”). Both the Subsidiary Guarantors and Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of September 30, 2020 and the related Condensed Consolidating Statement of Operations for the nine months ended September 30, 2020 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of September 30, 2020 and December 31, 2019 and the related Summarized Combined Statement of Operations for the nine months ended September 30, 2020 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	September 30, 2020	December 31, 2019
Assets:
Current assets	625,615	561,689
Noncurrent assets	261,845	276,886
Intercompany receivables from Nonguarantor Subsidiaries	47,450	44,043

Liabilities:
Current liabilities	305,102	387,261
Noncurrent liabilities	1,511,906	1,525,531
Intercompany payable to Nonguarantor Subsidiaries	24,245	—

Summarized Combined Statements of Operations:

Nine Months Ended
September 30,
2020
Revenues	918,787
Cost of sales	615,458
Operating income	221,459
Net income	131,584
Liggett Credit Facility and Liggett Term Loan Under Credit Facility. As of September 30, 2020, there was no outstanding balance under the Credit Agreement, which was primarily the result of the 90-day postponement of U.S. excise taxes due between March 1, 2020 and June 30, 2020. Availability as determined under the Credit Agreement was $58,823 based on eligible collateral at September 30, 2020. At September 30, 2020, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $245,155 for the last twelve months ended September 30, 2020.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of September 30, 2020, we and our subsidiaries had total outstanding indebtedness of approximately $1,431,900. Of this amount, $850,000 comprised of the outstanding amount under our 6.125% Senior Secured Notes due 2025, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We currently believe that our tobacco segment will be a positive cash-flow-generating unit and will continue to be able to sustain its operations in 2020 without any significant liquidity concerns. Our real estate segment has historically been a positive cash-flow generating segment, but it may not generate positive cash-flow in 2020, primarily due to the COVID-19 pandemic and related economic disruption.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $451,100, investment securities at fair value of approximately $124,100, long-term investments with an estimated value of approximately $34,100, and availability under Liggett’s credit facility of approximately $58,800 at September 30, 2020. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase our 6.125% Senior Secured Notes due 2025 and 10.5% Senior Notes due 2026 in open-market purchases or privately negotiated transactions.
Furthermore, we may access the capital markets to refinance our 6.125% Senior Secured Notes due 2025. We are presently able to redeem such bonds at price of 103.063% and the redemption price declines to 101.531% on February 1, 2021 and 100% on February 1, 2022. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.
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
As of September 30, 2020, approximately $26,300 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2020, there was no outstanding balance on the Liggett Credit Facility which also has variable interest rates. As of September 30, 2020, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $300.
We held debt securities available for sale totaling $89,239 as of September 30, 2020. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of September 30, 2020, we held various investments in equity securities with a total fair value of $66,472, of which $34,853 represents equity securities at fair value and $31,619 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of September 30, 2020, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,647.

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
    Advertising and Warnings on Packaging
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 8, 2020, the court issued an updated scheduling order and granted a joint motion to postpone the effective date of the final rule by 120 days to October 16, 2021.
We cannot predict whether the court will delay the effective date and/or determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling would have on the compliance timeline or requirements imposed on industry.
Certain States may Attempt to Pass Minimum Price Legislation.
The State of Colorado placed a referendum, called Proposition EE, for taxes on cigarettes, tobacco and nicotine products on the November 3, 2020 ballot. Proposition EE was approved by the voters. In addition to raising the Colorado state excise tax on cigarettes, Proposition EE includes a provision that fixes the minimum retail price of cigarettes in Colorado at $7.00 per pack beginning January 1, 2021, thus reducing the competitive advantage of our Company’s discount priced cigarettes in the Colorado marketplace. We commenced litigation against Colorado challenging the legality of the minimum price provision contained in Proposition EE, the outcome of which cannot be predicted. Although no other state has adopted a fixed minimum retail price law for cigarettes, other states may attempt to do so if the minimum price provision in Proposition EE is determined by the courts to be legal. In the event that litigation challenging the minimum price legislation is not successful or other states pass similar legislation that withstands judicial scrutiny, the result could have a material adverse effect on our future financial condition, results of operations and cash flows.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:
•economic outlook,
•capital expenditures,
•cost reduction,
•legislation and regulations,
•cash flows,
•operating performance,
•litigation, and
•related industry developments (including trends affecting our business, financial condition and results of operations).
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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,
•governmental regulations and policies,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises, such as the recent outbreak of COVID-19,
•significant changes in the price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic,
•potential dilution to our holders of or common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities,
•the impacts of the Tax Cuts and Jobs Act of 2017, including the deductibility of interest expense and the impact of the markets on our Real Estate segment,
•effects of industry competition,
•impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•impact of legislation on our results of operations and product costs, i.e. the impact of federal legislation providing for regulation of tobacco products by FDA,
•impact of substantial increases in federal, state and local excise taxes,
•uncertainty related to product liability and other tobacco-related litigations including the Engle progeny cases pending in Florida and other individual and class action cases where certain plaintiffs have alleged compensatory and punitive damage amounts ranging into the hundreds of million and even billions of dollars; and,
•potential additional payment obligations for us under the MSA and other settlement agreements with the states.

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

    There have not been any changes in our internal control over financial reporting that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, except as set forth below:

Certain States may attempt to pass minimum price legislation.

The state of Colorado placed a referendum, called Proposition EE, for taxes on cigarettes, tobacco and nicotine products on the November 3, 2020 ballot. Proposition EE was approved by the voters. In addition to raising the Colorado state excise tax on cigarettes, Proposition EE includes a provision that fixes the minimum retail price of cigarettes in Colorado at $7.00 per pack beginning January 1, 2021, thus reducing the competitive advantage of our Company’s discount priced cigarettes in the Colorado marketplace. We commenced litigation against Colorado challenging the legality of the minimum price provision contained in Proposition EE, the outcome of which cannot be predicted. Although no other state has adopted a fixed minimum retail price law, other states may attempt to do so if the minimum price provision in Proposition EE is determined by the courts to be legal. In the event that litigation challenging the minimum price legislation is not successful or other states pass similar legislation that withstands judicial scrutiny, the result could have a material adverse effect on our future financial condition, results of operations and cash flows.

New Valley is heavily dependent on the performance of the real estate market in the New York metropolitan area, which has been adversely impacted by COVID-19.

New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in New York City and elsewhere in the surrounding New York metropolitan area.

Douglas Elliman’s business primarily depends on sales transactions for residential property in the New York City market and it derived approximately 46% of its revenues in 2019 and 2018 from this region. Published reports and data indicate that the New York metropolitan area was impacted more than any other area in the United States by the COVID-19 pandemic. Consequently, various governmental agencies in the New York metropolitan area, and other markets where Douglas Elliman operates and where our real estate investments are located, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that can operate. For example, Douglas Elliman’s agents were restricted from performing personal showings of properties or conducting open houses in most of Douglas Elliman’s markets from March 2020 to June 2020. These measures may occur again as we head into colder weather. As a result of such measures, volumes of residential property sales transactions in the New York metropolitan area, and specifically, New York City, have declined significantly, and the aggregate sales commissions earned by Douglas Elliman on sales transactions in the New York City area have correspondingly declined. Although there has been improvement in the suburban New York markets, and, in particular, the Hamptons, and, recently, the New York City market, this has had, and may continue to have, a material adverse effect on Douglas Elliman’s financial condition and results of operations, notwithstanding the mitigating actions we have initiated (including employee-related and other expense-reduction measures) and expect to continue during this pandemic.

In addition, property development and investment activities have been significantly lower than past levels and improvement in the markets where New Valley operates is uncertain. This may have a material adverse effect on New Valley’s real estate investments. As of September 30, 2020, we had investments in or were developing 14 projects in New York City. In addition, during the second quarter of 2020, construction was halted at many of the real estate projects where New Valley is invested. The construction that was halted as a result of the COVID-19 pandemic has since resumed, although the delays may adversely impact those investments. Adverse developments in national and local economic conditions as a result of the COVID-19 pandemic, as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States generally have impacted our investments through reduced demand and depressed prices and we anticipate that this will have a material adverse effect on our Real Estate segment, and its financial condition and results of operations.

We have made significant operating adjustments in Douglas Elliman’s real estate brokerage business, including staff reductions, which could negatively impact the financial success of Douglas Elliman’s brokerage business in the future.

Douglas Elliman’s real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and its agents. As a result of the impact of the COVID-19 pandemic on Douglas Elliman’s brokerage business, in April 2020, we made significant operating adjustments at Douglas Elliman, including a reduction of personnel by approximately 25%, which resulted in a reduction in salaries and administrative expenses, as well as a reduction, deferral or elimination of leases across the country. As a result of the expense reductions, in addition to personnel expenses, Douglas Elliman’s professional services, advertising, travel and other occupancy expenses were reduced during the second and third quarters of 2020. While such expense-reduction measures were necessary in order to mitigate the on-going financial impacts of the COVID-19 pandemic on Douglas Elliman’s business, there can be no assurance that we will be able to re-hire those employees in the event that economic conditions improve, and as a result, the staff reductions that we have made could negatively impact the financial success of Douglas Elliman’s brokerage business in the future. Further, while we continue to evaluate other expense reduction measures, as Douglas Elliman’s business began to improve in the third quarter, we began to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses and to the extent Douglas Elliman’s business continues to improve in the fourth quarter, we will continue to do so.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended September 30, 2020.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended September 30, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2020	211,119	$10.06	(1)	—	—
August 1 to August 31, 2020	—	—		—	—
September 1 to September 30, 2020	—	—		—	—
Total	211,119	$10.06		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with an employee’s vesting in restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

22	List of Subsidiary Guarantors

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 6, 2020