Form 10-K
period 2020-12-31
VECTOR GROUP LTD
filed 2021-03-01
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2020

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2020 was approximately $1.43 billion.
At February 26, 2021, Vector Group Ltd. had 154,194,629 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 8.	Financial Statements and Supplementary Data	60
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
Item 9B.	Other Information	62

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	63
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	63
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accounting Fees and Services	63

PART IV
Item 15.	Exhibits and Financial Statement Schedules	64
Item 16.	Form 10-K Summary	68
SIGNATURES		69

EX-10.22
EX-21
EX-22
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
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
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco
•Continue to offer an excellent value proposition in the U.S. cigarette industry by consistently delivering high quality products within the discount segment;
•Capitalize on our tobacco subsidiaries’ cost advantage in the United States cigarette market due to the favorable treatment that they receive under the Master Settlement Agreement (“MSA”);
•Focus marketing and selling efforts on the discount segment, continue to build volume and margin in core discount brands (Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select and Eve) and utilize core brand equity to selectively build distribution;
•Selectively expand the portfolio of partner brands and private label brands utilizing a pricing strategy that offers long-term price stability for customers;
•Increase operational efficiency by developing and adopting an organizational structure to maximize profit potential; and
•Identify, develop and launch relevant new tobacco products to the market in the future.
New Valley
•Continue to grow Douglas Elliman’s operations by utilizing its strong brand name recognition and pursuing strategic and financial opportunities, including entry into new markets and expanding ancillary services, which are complementary to Douglas Elliman’s core residential brokerage business, offered to Douglas Elliman’s customers;
•Identifying and investing in property technology (“PropTech”) opportunities that, in addition to maximizing stockholder value, will supplement and enhance the technology-based experience of Douglas Elliman’s agents as well as create synergies to reduce operating expenses at Douglas Elliman;
•Continue to leverage our expertise as direct investors by actively pursuing real estate investments, including PropTech opportunities, in the United States and abroad; and
•Invest our excess funds opportunistically in real estate situations that we believe can maximize stockholder value.
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
For the year ended December 31, 2020, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of

Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At present, Liggett and Vector Tobacco have no foreign operations.
The U.S. cigarette market consists of premium cigarettes, which are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, and discount cigarettes, which are marketed at lower retail prices to adult smokers who are more value conscious. In recent years, however, the discounting of premium cigarettes has become far more significant in the marketplace. Since 2004, Liggett has only produced discount cigarettes and all of Liggett’s units sold in 2020, 2019 and 2018 were in the discount segment.
According to data from Management Science Associates, Inc., the discount segment represented 28.6% of the total U.S. cigarette market in 2020 compared to 28.3% in 2019 and 27.7% in 2018. Liggett’s domestic shipments of approximately 9.2 billion cigarettes during 2020 accounted for 4.1% of the total cigarettes shipped in the United States during such year. Liggett’s market share was 4.1% in 2020, 4.0% in 2019 and 4.0% in 2018. According to Management Science Associates, Liggett held a share of approximately 14.2% of the overall discount market segment for 2020 compared to 14.3% for 2019 and 14.3% for 2018.
Liggett produces cigarettes in approximately 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•Eagle 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013; Eagle 20’s represented 62.0% of Liggett’s unit volume in 2020, 59.9% in 2019 and 53.5% in 2018. Eagle 20’s is the largest seller in Liggett’s family of brands,
•Pyramid — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009; Pyramid represented 23.2% of Liggett’s unit volume in 2020, 26.5% in 2019 and 32.5% in 2018,
•Montego — In August 2020, Liggett expanded the distribution of its Montego deep discount brand by 10 states, primarily located in the southeast. Prior to August 2020, Montego was sold in select targeted markets in four states.
•Grand Prix — re-launched as a national brand in 2005,
•Liggett Select — a discount category brand originally launched in 1999,
•Eve — a 120-millimeter cigarette in the branded discount category, and
•USA and various partner brands and private label brands.
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
Business Strategy.  Liggett’s business strategy is to capitalize on its cost advantage in the United States cigarette market resulting from the favorable treatment our tobacco subsidiaries receive under our settlement agreements with the states and territories. Liggett’s long-term business strategy is to build incremental value by ensuring its product management efforts provide superior products in the discount market and focusing its marketing and selling efforts on building volume and margin in its core discount brands (Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select and Eve) and to utilize its core brand equity to selectively build distribution. Liggett will continue to seek increases in efficiency by developing and adapting its organizational structure to maximize profit potential.

Sales, Marketing and Distribution.  Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to 15 public warehouses located throughout the United States by third-party trucking companies. These warehouses serve as local distribution centers for Liggett’s customers.
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 18% and 12% of Liggett’s revenues in 2020, 17% and 12% of Liggett’s revenues in 2019, and 18% and 12% of Liggett’s revenues in 2018. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers, represented approximately 5% and 4%, respectively, of net accounts receivable at December 31, 2020, 2% and 4%, respectively, at December 31, 2019, and 11% and 4%, respectively, at December 31, 2018. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains appropriate reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient worldwide supply of tobacco to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of leaf tobacco, including flue-cured, burley, Maryland, oriental, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of these products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and foreign leaf dealers, much of it under long-term purchase commitments. As of December 31, 2020, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market approximately 100 different cigarette brand styles. Liggett’s facility produced approximately 8.9 billion cigarettes in 2020, but maintains the capacity to produce approximately 17.4 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
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
Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, after the MSA was signed, some smaller manufacturers and importers that are not parties to the MSA (“Non-Participating Manufacturers”) were able to overcome these competitive barriers due to an unintended cost advantage resulting from the MSA. These Non-Participating Manufacturers were subsequently impacted by the state statutes enacted pursuant to the MSA; however, these companies still have significant market share in the aggregate through competitive discounting in this segment.
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
According to Management Science Associates Inc.’s data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for 74% of the domestic cigarette market in 2020. Liggett’s domestic shipments of approximately 9.2 billion cigarettes during 2020 accounted for 4.1% of the approximately 226 billion cigarettes shipped in the United States, compared to 9.0 billion cigarettes in 2019 (4.0%) and 9.4 billion cigarettes in 2018 (4.0%).

From 2015 to 2019, industry-wide shipments of cigarettes in the United States declined at a compounded rate of 3.4% per annum, however, according to Management Science Associates Inc.’s data, domestic industry-wide shipments increased by 1.5% (approximately 3.4 billion units) in 2020. Despite this increase, which Liggett’s management believes was the result of increased consumer demand related to changes in underlying cigarette purchasing patterns associated with the COVID-19 pandemic, Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
Philip Morris and RJ Reynolds dominate the domestic cigarette market, controlling approximately 74% of the U.S. cigarette market in 2020, which makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
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
On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “TCA”) became law. The law grants the U.S. Food and Drug Administration (“FDA”) broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. Among other measures, the law (under various deadlines):
•requires FDA to develop graphic warnings for cigarette packages and grants FDA authority to require new warnings;
•imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion, as well as the use of brand and trade names;
•bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;
•bans the use of “characterizing flavors” in cigarettes other than tobacco or menthol;
•gives FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);
•requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products which could ultimately result in FDA prohibiting Liggett from selling certain of its products;

•requires pre-market approval by FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;
•requires manufacturers to report ingredients and harmful constituents and requires FDA to disclose certain constituent information to the public;
•mandates that manufacturers test and report on ingredients and constituents identified by FDA as requiring such testing to protect the public health and allows FDA to require the disclosure of testing results to the public;
•requires manufacturers to submit to FDA certain information regarding the health, toxicological, behavioral or physiological effects of tobacco products;
•requires FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;
•authorizes FDA to require the reduction of nicotine (although it may not require the reduction of nicotine yields of a tobacco product to zero) and the potential reduction or elimination of other constituents, including menthol;
•imposes (and allows FDA to impose) various recordkeeping and reporting requirements on tobacco product manufacturers; and
•grants FDA broad regulatory authority to impose additional restrictions.
The TCA imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees are allocated among tobacco product classes according to a formula set out in the statute, and then among manufacturers and importers within each class based on market share. FDA user fees for 2020 were $24,842 for Liggett and Vector Tobacco combined and will likely increase in the future.
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
In July 2017, FDA announced a comprehensive plan for Tobacco and Nicotine Regulation. As part of this comprehensive plan, FDA announced its intent to issue an ANPR requesting public stakeholder input on the impact of flavors (including menthol) on increased initiation among youth and young adults, as well as assisting adult smokers to switch to potentially less harmful forms of nicotine delivery. In 2020, approximately 19% of our cigarette unit sales were menthol flavored. FDA issued this ANPR on March 21, 2018, seeking comments, data, research results, or other information about, among other things, how flavors attract youth to initiate tobacco product use and about whether and how certain flavors may help adult cigarette smokers reduce cigarette use and switch to potentially less harmful products. In the ANPR, FDA stated that potential regulatory actions include, but are not limited to, tobacco product standards and restrictions on the sale and distribution of tobacco products with flavors. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
In December 2019, Massachusetts enacted a ban on the sale of menthol cigarettes effective June 1, 2020. Although certain municipalities throughout the United States have banned the sale of menthol cigarettes, Massachusetts is the first state to do so. We cannot predict how the menthol ban in Massachusetts will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry. We also cannot predict whether other states will enact similar bans on the sale of menthol cigarettes.
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
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 8, 2020, the court issued an updated scheduling order and granted a joint motion to postpone the effective date of the final rule by 120 days to October 16, 2021. On December 2, 2020, the court granted a motion by the plaintiffs to postpone the effective date by an additional 90 days to January 14, 2022.
We cannot predict whether the court will delay the effective date and/or determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling will have on the compliance timeline or requirements imposed on industry.
FDA requires each tobacco manufacturer to submit a plan providing for the random and equal display and distribution of the required warnings on cigarette packaging and the quarterly rotation of the required warnings in cigarette advertising. FDA must review and approve the plan prior to implementation. Liggett and Vector Tobacco have each submitted a plan to FDA and the plans are currently under review. We cannot predict whether FDA will approve the plans or the timing of FDA’s decisions.
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
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. With respect to the first six NSE orders, Liggett discontinued the cigarette brand styles subject to the orders. Sales of these discontinued cigarette brand styles were de minimis. With respect to NSE orders issued in September 2017 relating to 14 cigarette brand styles, Liggett has elected to pursue administrative appeals with FDA. Sales of these 14 cigarette brand styles accounted for approximately 0.7% of the tobacco segment’s annual revenue in 2020. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles accounted for approximately 0.4% of the tobacco segment’s annual revenue in 2020. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process. There can be no assurance as to the timing or outcome of these appeals and adverse decisions on the appeals could require these cigarettes or other cigarette styles to be removed from the market.
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
In September 2015, FDA issued a revised version of the same document entitled, “Guidance for Industry: Demonstrating the Substantial Equivalence of a New Tobacco Product: Responses to Frequently Asked Questions (Edition 2).” The revised version did not materially change the requirements set forth in the prior version regarding changes to product labels and changes to the quantity of products sold within a package. Accordingly, in September 2015, certain cigarette manufacturers filed a lawsuit in the federal district court for the District of Columbia challenging FDA’s September 2015 “guidance” document. In August 2016, the court ruled that a modification to an existing product’s label does not result in a “new tobacco product” and therefore such a label change does not give rise to the substantial equivalence review process. Accordingly, the court vacated the revised guidance insofar as it pertains to label changes, but upheld the guidance in all other respects, including its treatment of product quantity changes as modifications that give rise to a “new tobacco product” requiring substantial equivalence review. The parties did not appeal this decision, concluding the litigation.
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
Nicotine
As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking (based upon, among other things, stakeholder comments as well as published literature). On March 16, 2018, FDA issued an ANPR to obtain information for consideration in developing a tobacco product standard to set the maximum nicotine level for cigarettes. FDA stated that it is considering taking this action to reduce the level of nicotine in cigarettes so they are minimally addictive or non-addictive, using the best available science to determine a level that is appropriate for the protection of the public health. In the ANPR, FDA sought comments on a number of issues regarding the development of a tobacco product standard that would limit the amount of nicotine in cigarettes, including: (i) product categories that should be covered by a tobacco product standard; (ii) the appropriate maximum nicotine level and how the nicotine level should be measured; (iii) whether a standard should be implemented through a gradual stepped-down approach or all at once; (iv) the technical achievability of nicotine reduction; and (v) potential countervailing effects, such as the illicit trade of cigarettes containing nicotine at levels higher than a non-addictive threshold that may be established by the FDA. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the TPSAC for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
Certain States may attempt to pass minimum price legislation
The State of Colorado placed a referendum, called Proposition EE, for taxes on cigarettes, tobacco and nicotine products on the November 3, 2020 ballot. Proposition EE was approved by the voters. In addition to raising the Colorado state excise tax on cigarettes, Proposition EE includes a provision that fixes the minimum retail price of cigarettes in Colorado at $7.00 per pack beginning January 1, 2021, thus reducing the competitive advantage of our Company’s discount priced cigarettes in the Colorado marketplace. We commenced litigation against Colorado challenging the legality of the minimum price provision contained in Proposition EE, the outcome of which cannot be predicted. Although no other state has adopted a fixed minimum retail price law for cigarettes, other states may attempt to do so if the minimum price provision in Proposition EE is determined by the courts to be legal. In the event that litigation challenging the minimum price legislation is not successful or other states pass similar legislation that withstands judicial scrutiny, the result could have a material adverse effect on our future financial condition, results of operations and cash flows.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 4.1% of the total cigarettes sold in the United States in 2020. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.

New Valley
New Valley, a Delaware limited liability company, is a real estate services, technology and investment business. Its activities include:
•Ownership of Douglas Elliman, the largest residential real estate brokerage company in the New York metropolitan area and the sixth largest in the U.S., conducting real estate brokerage operations in New York, Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.
•Providing other real estate services such as development marketing, property management, mortgage financing, escrow, title and other activities ancillary to its brokerage business.
•Investing in PropTech companies that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve the operating efficiency of New Valley.
•Investments in numerous real estate projects in different asset classes, including planned communities, condominium and mixed – use developments, apartment buildings, hotels and commercial properties.
Business Strategy
New Valley’s business strategy is to achieve sustainable growth in its residential brokerage business in order to leverage its fixed costs and improve profitability. Our goal is to build on our leadership position in the New York metropolitan area while increasing our presence in adjoining markets as well as key markets in Florida, California, Colorado and Texas where the power of the Elliman brand resonates with consumers. The Douglas Elliman residential brokerage model is built on the power and value of our agents combined with industry-leading technology tools and analytics. Our Elliman Everywhere effort seeks to provide agents with the robust virtual and mobile resources they desire and will need to transact business in the current environment and in the years to come. We are also seeking, through investment and acquisition, to increase our delivery of ancillary real estate services that allow our agents and our other businesses to enhance the experience of our clients. We will continue to seek additional investments in real estate and in PropTech companies where our experience and expertise gained from our other real estate activities can aid us to maximize value.
Douglas Elliman
Real Estate Brokerage Business.  Douglas Elliman Realty is engaged in the real estate brokerage business through 12 subsidiaries. The 12 brokerage companies have approximately 102 offices with approximately 6,700 real estate agents in the New York metropolitan area as well as Florida, California, Connecticut, Massachusetts, Colorado, New Jersey, and Texas. In addition, Douglas Elliman also owns a 1% interest in DE Texas and receives commissions from transactions. Douglas Elliman achieved combined sales of approximately $29.1 billion of real estate in 2020, approximately $28.8 billion of real estate in 2019 and approximately $28.1 billion of real estate in 2018. Douglas Elliman was ranked as the sixth-largest residential brokerage company in the United States in 2020 based on closed sales volume by the Real Trends broker survey. Douglas Elliman had revenues of $774.0 million in 2020, $784.1 million in 2019, and $754.1 million in 2018. In February 2021, Douglas Elliman was named to the 2021 list of America’s Best Large Employers by Forbes.
The New York City brokerage operation was founded in 1911 and has grown to be one of Manhattan’s leading residential brokers by specializing in the highest end of the sales and rental marketplaces. It has approximately 25 New York City offices with approximately 2,200 real estate agents and reported closed sales volume of approximately $7.5 billion of real estate in 2020.
The Long Island brokerage operation is headquartered in Huntington, New York and is the largest residential brokerage company on Long Island. It serves approximately 250 communities in Long Island and Queens, New York. The Westchester brokerage operation operates in a suburban area north of New York City. The Connecticut brokerage operation operates in Greenwich, Connecticut. The New Jersey brokerage operation operates in Hoboken, New Jersey. These brokerage operations operate approximately 40 offices with approximately 2,500 real estate agents and reported closed sales volume of approximately $8.8 billion of real estate in 2020.
The Florida brokerage is headquartered in Miami Beach and operates with 19 offices. The offices have approximately 1,200 real estate agents and reported closed sales volume of approximately $6.8 billion of real estate in 2020.
The California brokerage operation is headquartered in Beverly Hills and operates with 12 offices throughout the state. The offices have approximately 730 real estate agents and reported closed sales volume of approximately $4.8 billion of real estate in 2020.
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

Douglas Elliman Development Marketing or “DEDM”. The DEDM division offers expertise in sales, leasing, and marketing for new developments throughout New York City, Long Island, the Hamptons, Westchester, New Jersey, South Florida, California, Massachusetts and Texas, as well as throughout the United States and internationally. The firm ranks amongst New York City’s most prominent sales and marketing firms with in-house development professionals and an extensive global new development portfolio. Douglas Elliman’s hybrid platform of matching experienced new development experts with skilled brokerage professionals provides unparalleled expertise and real time market intelligence to its clients. Drawing upon decades of experience and market-specific knowledge, DEDM offers a multidisciplinary approach that includes comprehensive in-house research, planning and design, marketing, and sales. Through a strategic global alliance with Knight Frank Residential, the world’s largest privately-owned property consultancy, the company markets properties to international audiences.
Douglas Elliman Market Reports. Douglas Elliman produces a report series that is the benchmark for residential real estate market information in each of the markets it operates. Each report is produced in conjunction with Miller Samuels, a leading independent appraisal firm, and serves as an essential source for consumers, the media, financial institutions, government agencies, researchers, and other market professionals. Each report analyzes metrics such as price and sales trends to give readers an idea of current, historic and future market conditions.
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
Portfolio Escrow. In November 2020, Douglas Elliman acquired Portfolio Escrow, an escrow company based in Southern California. Portfolio Escrow is licensed and governed by the California Department of Financial Protection and is a neutral third party that is contracted to uphold the real estate purchase contract. After execution of the purchase contract, purchase funds are deposited by the buyer into a Portfolio Escrow trust account. After all parties agree that all contingencies of the sale contract have been satisfied, Portfolio Escrow delivers all pertinent documents for recording to the appropriate County Clerk’s Office and, then, releases funds to the seller and any other agreed upon entity. Portfolio Escrow, as an escrow holder, is paid a fee equal to a percentage of the sales price.
elliman.com. Douglas Elliman’s website, elliman.com, serves as a destination where consumers can search properties throughout all regions serviced by Douglas Elliman and access current market information on all of those regions as well as comprehensive building and neighborhood guides and other interactive content.
Marketing.  Douglas Elliman offers real estate sales and marketing and relocation services, which are marketed by a multimedia program. This program includes direct mail, newspaper, internet, catalog, radio and television advertising and is conducted throughout Douglas Elliman’s operating areas. In addition, the integrated nature of the real estate brokerage companies’ services is designed to produce a flow of customers between their real estate sales and marketing business.
Competition.  The real estate brokerage business is highly competitive. However, Douglas Elliman believes that its ability to offer its customers a range of inter-related services and its level of residential real estate sales and marketing help position it to meet the competition and improve its market share.
In the brokerage company’s traditional business of residential real estate sales and marketing, it competes with multi-office independent real estate organizations and, to some extent, with franchise real estate organizations, such as RE/MAX, Century 21 Real Estate, Coldwell Banker Real Estate, Keller Williams, Sotheby’s International Realty, EXIT Realty, ERA, United Country, Weichert, Better Homes and Gardens, and other privately-owned companies. Douglas Elliman believes that its major competitors in 2021 will also increasingly include multi-office real estate organizations, such as Realogy Brokerage Group (formerly NRT LLC, whose affiliates include the New York City-based Corcoran Group as well as Coldwell Banker and Sotheby’s International offices owned by Realogy), Berkshire Hathaway HomeServices of America, Inc., Compass, eXp Realty, Redfin and other privately-owned companies. Specific to New York City, Douglas Elliman’s competitors include

Corcoran, Compass, Brown Harris Stevens, Sotheby’s International and Warburg Realty. Residential brokerage firms compete for business primarily on the basis of reputation, personal contacts, marketing and public relations services; and, recently, technological innovations and, to a greater degree, commission.
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
The taglines “The Next Move is Yours,” “askelliman,” “From Manhattan to Montauk,” and “It’s Time for Elliman” are used extensively in the Douglas Elliman’s brokerage operations. In addition, Douglas Elliman’s brokerage operation continues to use the trade names of certain companies that it has acquired.
Residential Property Management Business.  Douglas Elliman is also engaged in the management of cooperative apartment buildings, condominium apartment buildings and rental apartment buildings though its subsidiary, Residential Management Group, LLC, which conducts business as Douglas Elliman Property Management and is one of the leading New York City based property managers in the New York metropolitan area according to a survey in the November 2018 issue of The Real Deal. Residential Management Group provides full service third-party fee management for approximately 390 properties, representing approximately 46,500 units in New York City, Nassau County, Long Island City and Westchester County. Among the notable properties currently managed are the Dakota, Museum Tower, Olympic Tower Condominium, Manhattan House, CitySpire Condominium, RiverHouse and The Sovereign, all buildings located in New York City. Residential Management Group employs approximately 258 people, of whom approximately 192 work at Residential Management Group’s headquarters and the remainder at remote offices in the New York metropolitan area.

PropTech Industry Investments
We believe that agents in the residential real estate brokerage industry are increasingly requesting and requiring superior access to technology and back office support services. We expect this trend to continue and accelerate in the future. Consequently, we have increased our focus on investing in the rapidly expanding PropTech industry. PropTech investments offer an innovative approach to enhance the real estate experience by offering research analytics and services around the acquisition, management and disposal of real estate. New Valley, through its subsidiary New Valley Ventures LLC, is actively seeking to capitalize on its unique real estate knowledge and experience by investing in PropTech ventures that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve the operating efficiency of New Valley.
New Valley Ventures’ investments, all of which are currently $1.0 million or less, include:
•Rechat – an investment in February 2021 in a mobile-centric real estate agent marketing, customer relationship management and transaction-management software. This investment aligns strategically with Douglas Elliman’s multi-year services agreement with Rechat for its agents.
•MetaProp Venture Capital Fund – an investment in a New York-based venture capital firm. This investment provides New Valley with exposure to opportunities in the emerging PropTech industry.
•Camber Creek Venture Capital Fund – an investment in a fund which invests in a pipeline of new PropTech ventures. Camber Creek’s portfolio includes Notarize, a digitized notary service, and Curbio, a renovation firm designed to increase a property’s selling price.
Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments include the following projects (as of December 31, 2020):
Investments in Real Estate, net
Escena. We are developing a 450-acre approved master planned community in Palm Springs, CA. The development consists of 667 residential lots, which include both single and multi-family lots, an 18-hole golf course, clubhouse restaurant, golf shop and seven-acre site approved for a 450-room hotel.
Townhome A (11 Beach Street). In November 2020, we received, as part of a liquidating distribution from a real estate joint venture, Unit TH-A, a townhouse located in Manhattan, NY. The unit is complete and was actively marketed for sale as of December 31, 2020.
Condominium and Mixed-Use Development
As of December 31, 2020, we owned investments in condominium and mixed-use development real estate ventures, carried at $68.2 million. We had condominium and mixed-use development real estate ventures, carried at $30.5 million as of December 31, 2020, in the New York City Standard Metropolitan Statistical Area (“SMSA”). Of these condominium and mixed-use development real estate ventures in the New York City SMSA, all ventures with carrying values of $10.0 million or greater were closing on units or completed as of December 31, 2020, and the remainder had projected construction completion dates between February 2021 and February 2023. We had condominium and mixed-use development real estate ventures carried at $37.8 million in other U.S. areas as of December 31, 2020. Ventures with a carrying value of $36.0 million as of December 31, 2020 had projected construction completion dates between April 2021 and August 2023, while the remaining ventures had been completed as of December 31, 2020.
Apartment Buildings
As of December 31, 2020, we owned an investment in a venture that owns multiple apartment buildings located in the Baltimore, Maryland metropolitan area, which was carried at zero. The investment was operating as of December 31, 2020.
Hotels
As of December 31, 2020, we owned investments in hotels carried at $4.5 million, with ventures carried at $2.6 million located in the New York City SMSA and the remainder located in Bermuda. All but one of the hotels were operating as of December 31, 2020.

Commercial
As of December 31, 2020, we owned investments in commercial real estate ventures carried at $9.7 million, one located in the New York City SMSA and one located in Las Vegas, Nevada. Both of the commercial real estate ventures were operating as of December 31, 2020.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We focus on new condominium development in Douglas Elliman markets and investing in well-located real estate assets that generate, or have the potential to generate, long-term, predictable and sustainable cash flows with attractive growth and development potential. We believe our ownership of Douglas Elliman provides us with a strategic advantage through its relationships with developers in jurisdictions where we operate. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States and Bermuda and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. As of December 31, 2020, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $85.4 million and approximately $15.6 million in consolidated real estate investments.
For additional information concerning these investments, see Note 9 to our consolidated financial statements and “Summary of Real Estate Investments” located in Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Human Capital
We have long believed that the diversity and talent of our people provide a competitive advantage to Vector and its subsidiaries. As of December 31, 2020, we employed approximately 1,275 employees, of which 500 were employed by Liggett, 750 were employed by Douglas Elliman and 25 were employed at Vector’s corporate headquarters.
Liggett. Approximately 40% of the Liggett workforce has been with the Company for more than 15 years. Liggett has maintained long relationships with its employees due to its philosophy of listening to their comments and concerns and regularly engaging them to enhance its human capital management objectives.
Historically, this has occurred with frequent communication across all levels of the company and in-person events with senior management. We believe this philosophy served Liggett well during the COVID-19 pandemic.
The health and safety of our employees is foundational to achieving our human capital objectives. In response to the COVID-19 pandemic, Liggett’s management proactively took the step of closing its cigarette factory for two weeks, beginning March 15, 2020, for scheduled maintenance and to plan for the necessary COVID-19 manufacturing protocols. Liggett’s management implemented an extensive set of additional protocols and procedures to ensure the safety of its workforce. Among other things, Liggett introduced mandatory mask-wearing, physical distancing and reconfigured certain workspaces in its cigarette factory and the headquarters of Liggett Vector Brands.
Mandatory temperature screenings are currently being administered upon entry to Liggett facilities. Beginning in March 2020, management provided employees with periodic updates on Liggett’s business, including its response to the COVID-19 pandemic. Liggett believes that these initiatives were key in the successful execution of its manufacturing and sales operations throughout the COVID-19 pandemic.
Liggett offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401K matching contributions; paid maternity leave; tuition assistance; and paid vacation time.
Of the 500 employees at Liggett as of December 31, 2020, approximately 280 were employed at Liggett’s Mebane factory, 165 were employed throughout the United States in sales positions and the remaining 55 were employed in administrative functions supporting and coordinating sales and marketing efforts.
Of the employees at Liggett’s factory, approximately 200 were hourly employees who are represented by four unions affiliated with either the AFL-CIO or the Teamsters. Liggett has not experienced any significant work stoppages since 1977.
Douglas Elliman. The residential real estate business is built upon personal relationships and we have long believed Douglas Elliman’s team of approximately 750 employees and approximately 6,700 agents distinguishes it from other residential real estate brokerage firms. Forbes recently recognized Douglas Elliman in its 2021 list of America’s best large employers and we believe this recognition is a testament to the hard work and resiliency of the Douglas Elliman family.
While most of Douglas Elliman’s employees are located in the New York metropolitan area, its agents are located throughout the United States in New York, Florida, California, Colorado and New England. In an effort to continue to foster relationships with our employees and agents, as well as to address the social and economic impact of COVID-19, Douglas Elliman’s management implemented the following initiatives:
•Hosted, and continue to host, more than 20 company-wide virtual town halls, podcasts and communications across all regions. These town halls are intended to promote a spirit of camaraderie and educate our employees and agents about working in a COVID-19 environment, among other things.
•Converted all of its training and educational courses to its online platform.
•Continued to support diversity efforts, including sponsoring Aspen Gay Ski Week, matching employees’ and agents’ contributions to NAACP Legal and Education Fund, and various other health and social charitable organizations.
Douglas Elliman offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401K matching contributions; paid parental leave; and paid vacation time.
We will continue to listen, while engaging and connecting with employees at Liggett and Douglas Elliman as well as Douglas Elliman’s agents, to further our human capital management objectives by continuing the initiatives we first began during the COVID-19 pandemic.
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

ITEM 1A.RISK FACTORS
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
Risks Relating to Our Tobacco Business
Liggett faces intense competition in the domestic tobacco industry.
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has in certain circumstances a more limited ability to respond to market developments. Further, all of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. Management Science Associates’ data indicate that in 2020, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 74.0% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 57.0% of the premium segment and 44.8% of the total domestic market during 2020. During 2020, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 4.1%. Historically, because of their dominant market share, Philip Morris and RJ Reynolds, have been able to determine cigarette prices for the various pricing tiers within the industry.
Further consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market.
Liggett’s business is highly dependent on the discount cigarette segment and to maintain market share, it may be required to take steps to reduce prices.
All of Liggett’s unit volume is generated in the discount segment, which is highly competitive. While Philip Morris, RJ Reynolds, and ITG Brands compete with Liggett in the discount segment of the market, Liggett also faces intense competition for market share in the discount segment from a group of smaller manufacturers and importers, most of which sell low quality and deep discount cigarettes. While Liggett’s share of the discount market was 14.2% in 2020, 14.3% in 2019, and 14.3% in 2018, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 35.5% in 2020, 32.3% in 2019, and 29.4% in 2018. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only market segment could be negatively affected and, to maintain market share, Liggett may be required to take steps to reduce prices. Thus, Liggett’s sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods, which could result in lower sales or higher costs for us.
Prior to 2020, industry-wide shipments of cigarettes in the United States had declined for a number of years. Management Science Associates’ data indicated that domestic industry-wide shipments decreased by approximately 5.3% in 2019 as compared to 2018 before increasing by approximately 1.5% in 2020. In addition to a declining market impacting our sales volume, operating income and cash flows, our annual cost advantage from our payment exemption under the MSA declines by approximately $1.7 million for each percentage point decline in shipment volumes in the U.S. market. We believe the 2020 increase was a COVID-19 related anomaly and that industry-wide shipments of cigarettes in the United States will continue to decline in future years as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years. If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, or if Liggett’s market share percentage falls below its MSA payment exemption percentage, Liggett’s sales volume, operating income and cash flows could be materially adversely affected, which in turn could negatively affect the value of our common stock.
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
Cigarettes are subject to substantial regulation and taxation at the federal, state and local levels, which has had and may continue to have an adverse effect on our business. For a more complete discussion of the material regulations and taxation applicable to our Business, see Item 1. Business. Legislation and Regulation. For instance:
•Federal, state and local laws have limited the advertising, sale and use of cigarettes in the United States, such as laws prohibiting smoking in restaurants and other public places. Private businesses have also implemented prohibitions on the use of cigarettes. Further regulations or rules limiting advertising, sale or use of cigarettes or ingredients or flavorings could negatively impact sales of cigarettes, which would have an adverse effect on our results of operations.
•The federal government, as well as certain state, city and county governments, impose excise taxes on cigarettes, which has had, and is expected to continue to have, an adverse effect on sales of cigarettes. Since certain of these excise taxes were proportionately smaller on other types of tobacco products, a dramatic increase in the sale of mislabeled pipe tobacco occurred, which took away market share from traditional cigarette products.
•Various state and local government regulations have, among other things, increased the minimum age to purchase tobacco products, banned the sale of menthol cigarettes, restricted or banned sampling and advertising and required ingredient and constituent disclosure. Significantly, the federal government increased the minimum age of sale for tobacco products from 18 to 21 years of age in December 2019. Further regulations that limit the group of individuals able to purchase cigarettes in the United States or other regulations that limit the types of products we can offer, such as limitations on use of flavoring, could have a material adverse effect on demand for our products, our results of operations and our business. FDA and other organizations have also conducted anti-tobacco media campaigns, which have and may continue to have an adverse effect on the demand for cigarettes.
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
In June 2009, the Family Smoking Prevention and Tobacco Control Act (“TCA”) became law. The TCA grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. For a more complete discussion of the TCA, see Item 1. Business. Legislation and Regulation.
In July 2017, FDA announced a comprehensive plan for tobacco and nicotine regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. FDA’s March 2018 ANPR relating to menthol indicated that it may, among other things, take regulatory actions to implement tobacco product standards and restrict the sale and distribution of tobacco products with flavors, including menthol. In 2020, approximately 19% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations.
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
In April 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. See Item 1. Business. Legislation and Regulation for additional information on the substantial equivalence process. Vector Tobacco received a letter from FDA in April 2018 advising that FDA does not intend to conduct further review of Vector Tobacco’s remaining applications, with certain “conditions” (as described under Item 1. Business. Legislation and Regulation). Liggett received a letter from FDA in May 2018 advising that FDA does not intend to conduct further review for certain applications, also with certain “conditions” (as described under Item 1. Business. Legislation and Regulation). FDA has not indicated whether the applications relating to Liggett’s other products, not covered by that May 2018 letter, would proceed through FDA review. We cannot predict whether FDA will deem Liggett’s outstanding applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and other cigarette styles and could have a material adverse effect on us.
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 8, 2020, the court issued an updated scheduling order and granted a joint motion to postpone the effective date of the final rule by 120 days to October 16, 2021. On December 2, 2020, the court granted a motion by the plaintiffs to postpone the effective date by an additional 90 days to January 14, 2022.
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
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2020, there were 70 individual product liability lawsuits, two purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or we were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal. As new product liability cases are commenced against Liggett, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
Individual tobacco-related cases resulting from the Florida Supreme Court’s ruling in Engle could continue to harm Liggett.
In May 1994, the Engle case was filed as a class action against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” A trial was held and the jury returned a verdict adverse to the defendants (approximately $145.0 billion in punitive damages, including $790.0 million against Liggett). Following an appeal to the Third District Court of Appeal, the Florida Supreme Court in July 2006 decertified the class on a prospective basis and affirmed the appellate court’s reversal of the punitive damages award. Former class members had until January 2008 to file individual lawsuits. As a result, we and Liggett, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Although we were not named as a defendant in the Engle case, we were named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant. Notwithstanding Liggett’s multi-plaintiff settlements, Liggett and Vector remain defendants in 41 state court Engle progeny cases. The costs associated with defending these cases continue to negatively impact our cash flows. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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

As of December 31, 2020, the Participating Manufacturers had entered into agreements with 38 Settling States setting out terms for settlement of the NPM Adjustment and addressing the NPM Adjustment with respect to those states for future years.
For 2003 - 2019, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. The arbitration for 2004, for those states that did not enter into the agreement or otherwise settle, has commenced. As of December 31, 2020, Liggett and Vector Tobacco accrued approximately $13.2 million related to disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
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
In July 2020, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2019) is approximately $15.5 million, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17.5 million in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
Liggett may be required to make additional payments to Mississippi and Texas which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Risks Associated with Our New Valley Real Estate Business.
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
Any of the following could be associated with cyclicality in the real estate market by halting or limiting a recovery in the residential real estate market, and have an adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or property prices which, in turn, could adversely affect our revenue and profitability:
•periods of economic slowdown or recession;
•rising interest rates;
•the general availability of mortgage financing;
•a negative perception of the market for residential real estate;
•commission pressure from brokers who discount their commissions;
•an increase in the cost of homeowners’ insurance;

•weak credit markets;
•a low level of consumer confidence in the economy and/or the real estate market;
•instability of financial institutions;
•legislative, tax or regulatory changes that would adversely impact the real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets, and potential limits on, or elimination of, the deductibility of certain mortgage interest expense and property taxes;
•adverse changes in economic and general business conditions in the New York metropolitan area;
•a decline in the affordability of homes;
•declining demand for real estate;
•decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership;
•acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or
•adverse changes in global, national, regional and local economic and market conditions, particularly in the New York metropolitan area and the other markets where our businesses operate, including those relating to pandemics and health crises, such as the recent outbreak of novel coronavirus (COVID-19).
New Valley is impacted by the performance of the real estate market in the New York metropolitan area, which has been adversely impacted by COVID-19. New Valley’s business primarily depends on the performance of the real estate market in the New York metropolitan area. Our real estate brokerage businesses and our investments in real estate developments are largely located in New York City and elsewhere in the surrounding New York metropolitan area.
Douglas Elliman’s business primarily depends on sales transactions for residential property in the New York City market and it derived approximately 29% of its revenues in 2020 and 46% of its revenues in 2019 and 2018 from the New York City market. Published reports and data indicate that the New York metropolitan area was impacted more than any other area in the United States by the COVID-19 pandemic. Various governmental agencies in the New York metropolitan area and other markets where Douglas Elliman operates and where our real estate investments are located, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that can operate. For example, Douglas Elliman’s agents were restricted from performing personal showings of properties or conducting open houses in most of Douglas Elliman’s markets from March 2020 to June 2020. These measures may occur again depending on COVID-19 infection rates. As a result of such measures, volumes of residential property sales transactions in the New York metropolitan area, and specifically, New York City, declined significantly in 2020, and the aggregate sales commissions earned by Douglas Elliman on sales transactions in the New York City area correspondingly declined. Although the suburban New York markets have improved and, recently, we have seen improvement in the New York City market, this has had, and may continue to have, a material adverse effect on Douglas Elliman’s financial condition and results of operations, notwithstanding the mitigating actions we initiated (including employee-related and other expense-reduction measures) and expect to continue during and immediately following this pandemic.
In addition, property development and investment activities are significantly lower than past levels and improvement in the markets where New Valley operates is uncertain. This may have a material adverse effect on New Valley’s real estate investments. As of December 31, 2020, we had investments in or were developing projects in New York City with carrying values of approximately $35.7 million. In addition, during the second quarter of 2020, construction was halted at many of the real estate projects where New Valley is invested. The construction that was halted as a result of the COVID-19 pandemic has since resumed, although the delays may adversely impact those investments. Adverse developments in national and local economic conditions as a result of the COVID-19 pandemic, as measured by such factors as GDP growth, employment levels, job growth, consumer confidence, interest rates and population growth in the New York metropolitan area and the United States generally have impacted our investments through reduced demand and depressed prices. We anticipate that this could have a material adverse effect on our Real Estate segment, its financial condition and results of operations.
The Tax Act could negatively impact New Valley’s and Douglas Elliman’s markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2020, approximately 73.0% of Douglas Elliman’s closed sales occurred in New York, California, Connecticut and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact New Valley’s and Douglas Elliman’s business, financial condition and results of operations.

New Valley is impacted by the attractiveness of New York City as a place to live and invest in and its status as an international center for business and commerce. Through its investments in Douglas Elliman and developments with carrying values of $35.7 million in the New York metropolitan area, New Valley is impacted by the attractiveness of New York City as a place in which to live and invest. If New York City’s economy stagnates or contracts or if there are significant concerns or uncertainty regarding the strength of New York City’s economy due to domestic, international or global macroeconomic trends (including, in particular, the virtual work trend arising as a result of the COVID-19 pandemic), or other factors (including, in particular, any matters which adversely affect New York City’s status as an international center for business and commerce or the economic benefits of New York City’s financial services industry), the New York metropolitan area may become a less attractive place to live, work, study or to own residential property for investment purposes. The attractiveness of New York City may also be negatively affected by other factors, including high residential property sales prices or rents (or a risk or perceived risk of a fall in sales prices in the future), high costs of living, the impact of the Tax Act (discussed above), the impact of changes in state tax law, such as the real estate transfer tax on luxury property (the “Mansion Tax”) and negative perceptions surrounding quality of life, safety and security (including the risk or perceived risk of acts of terrorism or protests).
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
Because certain of our assets are illiquid, we may not be able to sell these assets when appropriate or when desired. Large real estate developments like the ones that we retain investments in can be hard to sell, especially if local market conditions are poor. Such illiquidity could limit our ability to diversify our assets promptly in response to changing economic or investment conditions. Additionally, financial difficulties of other property owners resulting in distressed sales could depress real estate values in the markets in which we operate in times of illiquidity. These restrictions reduce our ability to respond to changes in the performance of our assets and could adversely affect our financial condition and results of operations.
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
The real estate developments we invest in may be subject to losses as a result of construction defects. Real estate developers are subject to construction defect and warranty claims arising in the ordinary course of their business. These claims are common in the real estate development industry and can be costly.
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
A major health and safety incident relating to our real estate investments could be costly in terms of potential liabilities and reputational damage. Building sites are inherently dangerous, and operating in the real estate development industry poses certain inherent health and safety risks. Due to regulatory requirements, health and safety performance is critical to the success of our real estate investments. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on the reputation and relationships of the developer with relevant regulatory agencies or governmental authorities, which in turn could have an adverse effect on our investment and operating results.
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
Risks associated with New Valley Ventures.
Risks inherent in PropTech Investments. The types of investments that New Valley Ventures anticipates making in the PropTech industry may involve a high degree of risk. In general, financial and operating risks confronting portfolio companies can be significant. While targeted returns should reflect the perceived level of risk in any investment situation, there can be no assurance that New Valley Ventures will be adequately compensated for risks taken, and the loss of its entire investment is possible. The investments may be difficult to value and the timing of any profit realization is highly uncertain. Losses are likely to occur.
Early-stage and development-stage companies often experience unexpected problems in the areas of product development, manufacturing, marketing, financing and general management, which, in some cases, cannot be adequately solved. In addition, such companies may require substantial amounts of financing which may not be available through institutional private placements or the public markets. The percentage of companies that survive and prosper can be small.
Investments in more mature companies in the expansion or profitable stage may involve substantial risks. Such companies typically have obtained capital in the form of debt and/or equity to expand rapidly, reorganize operations, acquire other businesses, or develop new products and markets. These activities by definition involve a significant amount of change in a company and could give rise to significant problems in sales, manufacturing, and general management of these activities.
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
Douglas Elliman’s business is concentrated in the states of New York, California, Connecticut, New Jersey and Massachusetts and changes in U.S. Tax Laws could impact these markets. The Tax Act places new limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2020, approximately 73.0% of Douglas Elliman’s closed sales occurred in the states of New York, California, Connecticut and Massachusetts, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact Douglas Elliman’s business, financial condition and results of operations.
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
We have made significant operating adjustments in Douglas Elliman’s real estate brokerage business, including staff reductions, which could negatively impact the financial success of Douglas Elliman’s brokerage business in the future. Douglas Elliman’s real estate brokerage offices generate revenue in the form of commissions and service fees. Accordingly, its financial results depend upon the operational and financial success of its brokerage offices and its agents. As a result of the impact of the COVID-19 pandemic on Douglas Elliman’s brokerage business, in April 2020, we made significant operating adjustments at Douglas Elliman, including a reduction of personnel by approximately 25%, which resulted in a reduction in salaries and administrative expenses, as well as a reduction, deferral or elimination of leases across the country. As a result of the expense reductions, in addition to personnel expenses, Douglas Elliman’s professional services, advertising, travel and other occupancy expenses were reduced during the second and third quarters of 2020. While such expense-reduction measures were necessary in order to mitigate the on-going financial impacts of the COVID-19 pandemic on Douglas Elliman’s business, there can be no assurance that we will be able to re-hire those employees in the event that economic conditions improve, and as a result, the staff reductions that we have made could negatively impact the financial success of Douglas Elliman’s brokerage business in the future. Further, while we continue to evaluate other expense reduction measures, as Douglas Elliman’s business began to improve in the third quarter, we began to relinquish, as appropriate, some of the second quarter expense reductions, including advertising and personnel expenses, and to the extent Douglas Elliman’s business continues to improve in the fourth quarter, we will continue to do so.
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
Douglas Elliman is not aware of any challenges to its right to use any of its brand names or trademarks. It is commonly involved in numerous proceedings, generally on a small scale, to enforce its intellectual property and protect its brand. Unauthorized uses or other infringement of its trademarks or service marks, including ones that are currently unknown to us, could diminish the value of its brand and may adversely affect its business. Failure to adequately protect its intellectual property rights could damage its brand and impair its ability to compete effectively. Even where it has effectively secured statutory protection for its trademarks and other intellectual property, its competitors may misappropriate its intellectual property. Defending or enforcing its trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may adversely affect our business and operating results.
Moreover, unauthorized third parties may use Douglas Elliman’s intellectual property to trade on the goodwill of its brand, resulting in consumer confusion or dilution. Any reduction of its brand’s goodwill, consumer confusion, or dilution is likely to impact sales, and could adversely affect its business and operating results.
Douglas Elliman relies on traffic to its websites, including its flagship website, elliman.com, directed from search engines. If these websites fail to rank prominently in unpaid search results, traffic to these websites could decline and its business would be adversely affected. Douglas Elliman’s success depends in part on its ability to attract users through unpaid Internet search results on search engines. The number of users it attracts to its websites, including its flagship website elliman.com, from search engines is due in large part to how and where its websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to Douglas Elliman’s websites may not be prominent enough to drive traffic to its websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing services or the services of one or more of Douglas Elliman’s competitors. Douglas Elliman’s websites have experienced fluctuations in search result rankings in the past, and it anticipates fluctuations in the future. Any reduction in the number of users directed to its websites could adversely affect its real estate brokerage business and results of operations. Further, a failure of Douglas Elliman’s websites or website-based technology, either due to malfunction, outside intrusion through hacking or otherwise, could significantly disrupt its business and lead to reduced revenue and reputational damage as Douglas Elliman may not be able to effectively scale and adapt its existing technology and network infrastructure to ensure its platforms are accessible.
Risks Relating to Our Indebtedness
We and our subsidiaries have a substantial amount of indebtedness and liquidity commitments.
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2020, we and our subsidiaries had total outstanding indebtedness of $1.43 billion on a historical basis (or $1.46 billion adjusted to give effect to our January 2021 refinancing). In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We have significant liquidity commitments.
During 2021, we will have significant liquidity commitments that will require the use of our existing cash resources. As of December 31, 2020, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following (after giving effect to our January 2021 refinancing):
•cash interest expense of approximately $109.5 million,
•principal payments on notes related to acquisition of remaining portion of Douglas Elliman of $12.5 million,
•dividends of approximately $128.4 million based on the assumed quarterly cash dividend rate of $0.20 per share and assuming 157,572,448 shares outstanding (153,324,629 common shares outstanding as of December 31, 2020 and 4,247,819 employee stock options with dividend equivalent rights), and
•other corporate expenses and taxes.
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

Servicing our indebtedness requires a significant amount of cash and we may not generate sufficient cash flow from our businesses to pay our substantial indebtedness.
Our ability to make scheduled payments of the principal, to pay interest on, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and regulatory factors, as well as other factors beyond our control. The cash flow from operations in the future may be insufficient to service our indebtedness because of factors beyond our control. If we are unable to generate the necessary cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Our high level of indebtedness, as well as volatility in the capital and credit markets, could have important consequences. For example, they could:
•make it more difficult for us to satisfy our other obligations with respect to our debt, including repurchase obligations, upon the occurrence of specified change of control events;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our ability to obtain additional financing;
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the amount of our cash flow available for dividends on our common stock and other general corporate purposes;
•require us to sell other securities or to sell some or all of our assets, possibly on unfavorable terms, to meet payment obligations;
•restrict us from making strategic acquisitions, investing in new capital assets or taking advantage of business opportunities;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•place us at a competitive disadvantage compared to competitors that have less debt.
Our 5.75% Senior Secured Notes, 10.5% Senior Notes, and Liggett Credit Facility contain restrictive covenants, and the Liggett Credit Facility contains financial ratios, that limit our operating flexibility, and may limit our ability to pay dividends in the future.
The indenture governing our 5.75% Senior Secured Notes due 2029 (the “2029 Indenture”), the indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) and the Liggett Credit Facility contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:
•incur or guarantee additional indebtedness or issue certain preferred stock;
•pay dividends or distributions on, or redeem or repurchase, capital stock or subordinated indebtedness, or make other restricted payments;
•create or incur liens with respect to our assets;
•make investments, loans or advances;
•incur dividend or other payment restrictions;
•prepay subordinated indebtedness;

•enter into certain transactions with affiliates; and
•merge, consolidate, reorganize or sell our assets, or use asset sale proceeds.
Our ability to comply with the provisions of the 2029 Indenture, the 2026 Indenture, and the Liggett Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it. See Liquidity and Capital Resources in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for details of debt covenant compliance.
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
The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization in 2018 and 2021 and 50% of taxable income before interest, depreciation, and amortization in 2019 and 2020 (as a result of provisions contained in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and then 30% of taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, of which portions of our real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Although all of our interest expense has been deductible to date, due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We will continue to evaluate the impact of the nondeductible interest on our operations and capital structure.
Risks Relating to Our Structure and Other Business Risks
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
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

As of December 31, 2020, we had approximately $208 million of goodwill and other intangible assets on our balance sheet, which included $32 million of goodwill and $68 million of trademarks related to Douglas Elliman. During the first quarter of 2020, we determined that a triggering event occurred related to the Douglas Elliman reporting unit due to a decline in sales and profitability projections for the reporting unit driven by the COVID-19 pandemic and related economic disruption. We utilized third-party valuation specialists to prepare a quantitative assessment of goodwill and trademark intangible asset related to Douglas Elliman. The quantitative assessments resulted in impairment charges to goodwill of $46.3 million and to the trademark intangible asset of $12.0 million. Changes in the future outlook of the Douglas Elliman reporting unit could result in an impairment loss, which could have a material adverse effect on our results of operations and financial condition.
Maintaining the integrity of our computer systems and protecting confidential information and personal identifying information has become increasingly costly, as cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both internally and externally, to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and its affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco and real estate customers. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. While we and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information) and the disruption of business operations. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel as our named executive officers have been employed by us for an average of 25 years at December 31, 2020. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations.
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
Risks Relating to our Common Stock
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $7.92 and $14.60 per share over the past 52 weeks.
The market price of our common stock may fluctuate in response to numerous factors, many of which are beyond our control. These factors include the following:
•actual or anticipated fluctuations in our operating results;

•changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•the operating and stock performance of our competitors;
•our dividend payment ratio and level;
•announcements by us or our competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•the initiation or outcome of litigation;
•the failure or significant disruption of our operations from various causes related to our critical information technologies and systems including cybersecurity threats to our data and customer data as well as reputational or financial risks associated with a loss of any such data;
•changes in interest rates;
•general economic, market and political conditions;
•additions or departures of key personnel; and
•future sales of our equity or convertible securities.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our principal executive offices are located in Miami, Florida. We lease 12,390 square feet of office space in an office building in Miami. The lease expires in April 2023, subject to another five-year renewal option.
We lease approximately 9,000 square feet of office space in New York, New York under a lease that expires in 2025. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 9 to our consolidated financial statements.
Liggett and LVB
Liggett’s tobacco manufacturing facilities, and several of its distribution and storage facilities, are currently located in or near Mebane, North Carolina. Some of these facilities are owned and others are leased. Liggett’s office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2020, the principal properties owned or leased by Liggett are as follows:

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

Douglas Elliman
Douglas Elliman leases 102 offices throughout New York, Connecticut, Florida, California, Colorado, Massachusetts and New Jersey. Leases expire at various times between 2021 and 2033. As of December 31, 2020, the properties leased by Douglas Elliman are as follows:

Type	Number of Offices	Location	Owned or Leased	Approximate Total Square Footage

Offices	25	New York City, NY	Leased	162,000
Offices	36	Long Island, NY	Leased	89,000
Offices	19	Florida	Leased	43,000
Offices	4	Westchester County, NY	Leased	3,000
Offices	12	California	Leased	84,000
Offices	6	Other	Leased	1,000
ITEM 3.LEGAL PROCEEDINGS
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
ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” At February 24, 2021, there were approximately 1,588 holders of record of our common stock.

Performance Graph
The following graph compares the total annual return of our Common Stock, the S&P 500 Index, the S&P Small Cap 600 Index, and the NYSE Arca Tobacco Index for the five years ended December 31, 2020. The graph assumes that $100 was invested on December 31, 2015 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested.

DOLLARS
200
100
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Vector Group Ltd.
S&P 500
S&P 600
NYSE Arca Tobacco

	12/15	12/16	12/17	12/18	12/19	12/20
Vector Group Ltd.	100	109	121	61	102	95
S&P 500	100	112	136	130	171	203
S&P 600	100	126	143	131	161	179
NYSE Arca Tobacco	100	127	141	110	145	147

Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2020.
Issuer Purchase of Equity Securities
Our purchase of our common stock during the three months ended December 31, 2020 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2020	—	$—		—	—
November 1 to November 30, 2020	—	—		—	—
December 1 to December 31, 2020	589,256	12.49	(1)	—	—
Total	589,256	$12.49		—	—
_____________________________
(1)Delivery of shares to us in payment of exercise price and tax withholding in connection with stock option exercises by employees. The shares were immediately canceled.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 1, 2021. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	72	President and Chief Executive Officer	2001
Richard J. Lampen	67	Executive Vice President and Chief Operating Officer	1996
J. Bryant Kirkland III	55	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	60	Senior Vice President, General Counsel and Secretary	1998
J. David Ballard	53	Senior Vice President, Enterprise Efficiency and Chief Technology Officer	2020
Nicholas P. Anson	49	President and Chief Operating Officer of Liggett	2020
Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as President and Chief Operating Officer of New Valley, where he also served as a director. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; and a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University.
Richard J. Lampen was appointed our Chief Operating Officer on January 14, 2021 and has served as our Executive Vice President since 1995. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley, where he also served as a director. From September 2006 to February 2020, he has served as President and Chief Executive Officer as well as a director of Ladenburg Thalmann Financial Services. Mr. Lampen also served as Chairman of Ladenburg Thalmann Financial Services from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and Chief Executive Officer as well as a director of Castle Brands Inc.
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
J. David Ballard has been our Senior Vice President, Enterprise Efficiency and Chief Technology Officer since July 2020 and, from February 2020 to July 2020, served as a consultant to the Company. Prior to joining Vector Group, Mr. Ballard served as Senior Vice President, Enterprise Services of Ladenburg Thalmann Financial Services Inc. from April 2019 to February 2020. Prior to joining Ladenburg, he served as President and Chief Operating Officer for Docupace Technologies, a leading digital operations technology provider in the wealth management space from March 2018 to April 2019. Mr. Ballard was Executive Vice President and Chief Operating Officer at Cetera Financial Group from April 2015 to March 2018. Prior to his role at Cetera, Mr. Ballard spent more than two decades working in executive and management positions at several firms in the independent financial advisory and asset management industries, including AIG Advisor Group, SunAmerica Mutual Funds and AIG Retirement Services.

Nicholas P. Anson was promoted to President and Chief Operating Officer of Liggett Group LLC and Liggett Vector Brands LLC in April 2020. Mr. Anson joined Liggett Group in 2001 and has served in numerous senior roles over his nearly 20 years with the Company. Previously, Mr. Anson served as Executive Vice President of Finance & Administration and Chief Financial Officer for Liggett Vector Brands from 2013 to 2020. Mr. Anson was responsible for Liggett Vector Brands’ finance and human resources organizations. His duties included coordination with and certain indirect responsibilities for finance and HR matters at Liggett Vector Brands’ affiliated companies, Liggett Group and Vector Tobacco.

ITEM 6.SELECTED FINANCIAL DATA

Reserved.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in two business segments:
•Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco Inc. subsidiaries, and
•Real Estate: the real estate services, technology and investment business through our subsidiary New Valley, which (i) owns Douglas Elliman Realty, (ii) has interests in numerous real estate projects across the United States and (iii) is seeking to acquire or invest in additional real estate services, technologies, properties or projects. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.
Our tobacco subsidiaries’ cigarettes are produced in 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•Eagle 20’s
•Pyramid
•Montego
•Grand Prix
•Liggett Select
•Eve
•USA and various Partner Brands and private label brands.
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
Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2018 as compared to the year ended December 31, 2019 have been omitted from this Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 2, 2020.

COVID-19 Pandemic
The outbreak of the novel coronavirus, COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created economic uncertainty. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on our operations and real estate ventures, we are carefully evaluating potential outcomes and working to mitigate risks. As with many other companies, our operations have been affected by COVID-19. We have implemented remote working for many employees and adopted the social distancing protocols recommended by public health authorities. The following provides a summary of our actions in our two segments - Tobacco and Real Estate - since COVID-19 was declared a pandemic.

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

Impact of COVID-19 on Real Estate Segment.  Douglas Elliman is the largest residential real estate broker in the New York City market and approximately 46% of its revenues were derived from this region in 2018 and 2019. In addition, New Valley has investments in multiple real estate ventures and properties in the New York metropolitan area, which had a carrying value of $35,685 at December 31, 2020. Published reports and data indicate that the New York metropolitan area was initially impacted more than any other area in the United States. Consequently, various governmental agencies in the New York metropolitan area and in other markets where Douglas Elliman operates, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that could operate. These restrictions adversely impacted Douglas Elliman’s ability to conduct business during the year ended December 31, 2020. For example, Douglas Elliman’s agents were restricted from performing in-person showings of properties or conducting open houses in most of Douglas Elliman’s markets from March 2020 to June 2020. Douglas Elliman experienced a severe decline in closed sales volume in New York City from March 2020 to October 2020.

Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, the Company made significant operating adjustments at Douglas Elliman Realty LLC, including a reduction of personnel of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. Despite increases in expenses in the fourth quarter of 2020 as business improved, Douglas Elliman Realty LLC operated at a lower cost basis for the fourth quarter and year ended December 31, 2020 compared to the fourth quarter and year ended December 31, 2019.

The COVID-19 pandemic and macroeconomic trends resulting therefrom could continue to have a material impact on our Real Estate segment; the likelihood and magnitude of a material impact increases with the amount of time the virus affects activity levels in locations in which Douglas Elliman operates. Therefore, we are unable to predict the ultimate impact of the COVID-19 pandemic and macroeconomic trends (including, in particular the virtual work trend arising as a result of the COVID-19 pandemic), or other factors resulting therefrom on the future financial condition, results of operations and cash flows from our Real Estate segment.

Recent Developments
Ladenburg Thalmann Financial Services Inc. (“LTS”). On November 11, 2019, LTS entered into an Agreement and Plan of Merger with Advisor Group. On February 14, 2020, the merger was completed, and each share of LTS common stock was converted into a cash payment of $3.50 per share. We received proceeds of $53,169 from our 15,191,205 common shares of LTS, and we recorded a pre-tax gain of $53,424 from the transaction. We also tendered 240,000 shares of LTS’s 8% Series A Cumulative Redeemable Preferred Stock for redemption and received an additional $6,009 in March 2020. At the closing of the transaction, our Executive Vice President and Chief Operating Officer resigned as Chairman, President and Chief Executive Officer of LTS, and our management agreement with LTS was terminated.

Maturity of 5.5% Variable Interest Senior Convertible Debentures due 2020. In April 2020, our 5.5% Variable Interest Senior Convertible Debentures due 2020 matured and we retired them with a cash payment for the principal balance of $169,610.

Issuance of Common Stock. In May 2020, we announced the pricing of our underwritten public offering (the “Offering”) of 5,000,000 shares of our common stock. We received approximately $53,000 in proceeds from the offering.

Montego. In August 2020, Liggett expanded the distribution of its Montego deep discount brand by 10 states, primarily located in the southeast. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s volume represented 6.3% of Liggett’s unit volume for the year ended December 31, 2020 compared to 3.8% for the year ended December 31, 2019.
Issuance of Senior Secured Notes due 2029. In January 2021, we issued $875,000 in aggregate principal of our 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended, to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on February 1, 2029. Prior to February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at any time at a make-whole redemption price and, thereafter, we may redeem some or all of the 5.75% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. The aggregate net proceeds from the issuance of the 5.75% Senior Secured Notes were approximately $855,500 after deducting offering expenses. We used the net proceeds of the issuance, together with cash on hand, to redeem all of our outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and any premium thereon, and to pay fees and expenses in connection with the offering of the 5.75% Senior Secured Notes.

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

Critical Accounting Policies
General. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, promotional accruals, actuarial assumptions of pension plans, deferred tax liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
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
Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time cigarettes are shipped to the customer. We record a liability for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the consolidated balance sheets. The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on our consolidated balance sheets. We account for shipping and handling costs as fulfillment costs as part of cost of sales.

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
Master Settlement Agreement. As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement (“MSA”). Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $175,837 for 2020, $165,471 for 2019 and $162,522 for 2018. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
Embedded Derivatives and Beneficial Conversion Feature. We measure all derivatives, including certain derivatives embedded in other contracts, at fair value and recognize them on the consolidated balance sheets as an asset or a liability, depending on our rights and obligations under the applicable derivative contract. We have issued variable interest senior convertible debt in a series of private placements where a portion of the total interest payable on the debt is computed by reference to the cash dividends paid on our common stock. This portion of the interest payment is considered an embedded derivative within the convertible debt, which we are required to separately value. As a result, we have bifurcated this embedded derivative and estimated the fair value of the embedded derivative liability. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method.
As of December 31, 2020 and 2019, the fair value of derivative liabilities was estimated at $0 and $4,999, respectively. The decline was primarily due to the amortization of the 2020 interest payments associated with the derivative liability as well as the redemption of the 5.5% variable interest convertible senior notes during 2020.
Changes to the fair value of these embedded derivatives are reflected on our consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative is contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt. We recognized gains of $4,999, $26,425 and $44,989 in 2020, 2019 and 2018, respectively, due to changes in the fair value of the embedded derivatives.
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
We recognized non-cash interest expense of $4,053, $18,512 and $55,769 in 2020, 2019 and 2018, respectively, due to the amortization of the debt discount attributable to the embedded derivatives and $1,223, $6,301 and $30,854 in 2020, 2019 and 2018, respectively, due to the amortization of the debt discount attributable to the beneficial conversion feature.
Stock-Based Compensation. Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $1,428, $1,923 and $2,246 in 2020, 2019 and 2018, respectively, related to the amortization of stock option awards and $8,055, $7,546 and $7,705, respectively, related to the amortization of restricted stock grants. As of December 31, 2020 and 2019, there was $1,229 and $2,657, respectively, of total unrecognized cost related to employee stock options and $12,081 and $15,095, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.

Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2020, our benefit obligations were computed assuming a discount rate between 1.40% - 2.55%. As of December 31, 2020, our service cost was computed assuming a discount rate of 2.55% - 3.30%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 6.91%, 7.59% and 8.26% for the years ended December 31, 2020, 2019 and 2018, respectively, and our actual five-year annual rate of return on our pension plan assets was 7.51%, 5.41% and 3.19% for the years ended December 31, 2020, 2019 and 2018, respectively. In computing expense for the year ended December 31, 2021, we will use an assumption of a 3.5% annual rate of return on our pension plan assets. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $4,210, $2,834 and $1,611 for the years ended December 31, 2020, 2019 and 2018, respectively, and we currently anticipate benefit expense will be approximately $1,390 for 2021. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2021 and ending on December 31, 2021.
Long-Term Investments and Impairments. At December 31, 2020, our long-term investments were comprised of $34,218 of equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient and $18,310 of long-term investments that were accounted for under the equity method. Our investments in equity securities at fair value that qualify for the NAV practical expedient consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in partnerships in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnerships based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings or losses and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. Pursuant to the amendments provided by ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), our long-term investments that qualify for the NAV practical expedient are measured at fair value with changes in fair value recognized in net income. Therefore, impairment analyses for these investments are no longer warranted.
At December 31, 2020, we also had $5,200 of investments in various limited liability companies that were classified as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient. The investments are included in “Other assets” on the consolidated balance sheets and are valued at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. On a quarterly basis, we evaluate our investments to determine if there are indicators of impairment. If so, we also make a determination of whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
Current Expected Credit Losses. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, therefore, our measurement of credit losses for most financial assets and certain other instruments has been modified as discussed in Note 3 to our consolidated financial statements.

•Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of January 1, 2020 and December 31, 2020.
•Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the consolidated balance sheets, net of an allowance for credit losses. Douglas Elliman Realty historically estimated its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. Based on Douglas Elliman Realty’s historical credit losses on receivables from agents, current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market), it was determined that the requirements of ASU No. 2016-13 did not result in a material impact on the Company’s allowance for credit losses as of January 1, 2020 of $6,132. Douglas Elliman Realty estimated that the credit losses for these receivables were $7,038 at December 31, 2020.
•Term loan receivables: New Valley provides term loans to real estate developers, which are included in Other assets on the consolidated balance sheets. The loans are secured by guarantees and are evaluated individually. Because New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. New Valley’s expected credit loss estimate was $3,100 as of adoption (January 1, 2020). New Valley’s expected credit loss estimates was $15,928 as of December 31, 2020 and this amount reflected changes in market conditions as of December 31, 2020 due to changes in the real estate development market in 2020.
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
We follow ASC 350, Intangibles -- Goodwill and Other, and subsequent updates including ASU 2011-08, Testing Goodwill for Impairment and ASU 2017-14, Simplifying the Test for Goodwill Impairment. The amendments permit entities to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, it would then assess recoverability by comparing the fair value of the reporting unit to the Company’s carrying amount; otherwise, no further impairment test would be required.
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
As discussed in Note 10 to our consolidated financial statements, during the first quarter of 2020, we performed quantitative assessments of the goodwill associated with the Douglas Elliman reporting unit and its trademark intangible asset in conjunction with our quarterly review for indicators of impairment. The quantitative assessments resulted in impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000. The Company performed a qualitative assessment for the year ended December 31, 2020, which did not result in additional impairment charges related to the Company’s goodwill or trademark.
The fair value of the intangible asset associated with the benefit under the MSA is determined using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed a qualitative assessment for the year ended December 31, 2020 and no impairment was noted.
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
Our business segments were Tobacco and Real Estate for the three years ended December 31, 2020, 2019 and 2018. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes Douglas Elliman, Escena, Sagaponack, and investments in real estate ventures.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2020		2019		2018
	(Dollars in thousands)
Revenues:
Tobacco	$1,204,501		$1,114,840		$1,111,094
Real Estate	798,168		788,871		759,168
Total revenues	$2,002,669		$1,903,711		$1,870,262

Operating income (loss):
Tobacco	$319,536	(1)	$261,630	(2)	$246,527	(3)
Real Estate	(49,895)	(4)	(2,930)		3,435	(5)
Corporate and Other	(24,498)	(6)	(27,565)		(25,913)
Total operating income	$245,143		$231,135		$224,049
_____________________________
(1)Operating income includes $337 of litigation settlement and judgment expense and $299 of MSA Settlement expense.
(2)Operating income includes $990 of litigation settlement and judgment expense.
(3)Operating income includes $6,298 of income from MSA Settlement, and $685 of litigation settlement and judgment expense.
(4)Operating loss includes $1,169 of loss on sale of assets.
(5)Operating income includes $2,469 of litigation settlement and judgment income.
(6)Operating loss includes $2,283 of gain on sale of assets.
2020 Compared to 2019
Revenues. Total revenues were $2,002,669 for the year ended December 31, 2020 compared to $1,903,711 for the year ended December 31, 2019. The $98,958 (5.2%) increase in revenues was due to a $89,661 increase in Tobacco revenues related to an increase in both unit volume and net pricing and a $9,297 increase in Real Estate revenues, primarily related to the $20,500 sale of an investment in real estate located in Sagaponack, NY.
Cost of sales. Total cost of sales was $1,367,145 for the year ended December 31, 2020 compared to $1,301,579 for the year ended December 31, 2019. The $65,566 (5.0%) increase in cost of sales was due to a $40,792 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman’s agent commissions, and a $24,774 increase in Tobacco cost of sales related to increased sales volume and higher MSA expense.
Expenses. Operating expenses were $390,381 for the year ended December 31, 2020 compared to $370,997 for the year ended December 31, 2019. The $19,384 (5.2%) increase was due to a $15,470 increase in Real Estate expenses, including impairment of goodwill and intangible asset charge at Douglas Elliman of $58,252, restructuring charges of $3,382, and loss on sale of assets of $1,169 and a $6,981 increase in Tobacco expenses for the year ended December 31, 2020. This was offset by a $3,067 decline in Corporate and Other expense, including gain on sale of assets of $2,283.
See Critical Accounting Policies - Goodwill and Indefinite Life Assets for detail of the Douglas Elliman impairment charge.

Operating income. Operating income was $245,143 for the year ended December 31, 2020 compared to $231,135 for the year ended December 31, 2019, an increase of $14,008 (6.1%). Tobacco operating income increased by $57,906 and Corporate and Other operating loss declined by $3,067, while Real Estate operating income declined by $46,965, primarily related to Douglas Elliman’s operations.
Other expenses. Other expenses were $110,428 and $97,307 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, other expenses primarily consisted of interest expense of $121,541, equity in losses from real estate ventures of $44,698, and other expenses of $5,456. This was offset by equity in earnings from investments of $56,268 and income of $4,999 from changes in the fair value of derivatives embedded within convertible debt. For the year ended December 31, 2019, other expenses primarily consisted of interest expense of $138,448, loss on extinguishment of debt of $4,301 and equity in losses from real estate ventures of $19,288. This was offset by income of $26,425 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $17,000 and other income of $21,305.
Income before provision for income taxes. Income before income taxes was $134,715 and $133,828 for the years ended December 31, 2020, and 2019, respectively.
Income tax expense. Income tax expense was $41,777 for the year ended December 31, 2020 compared to income tax expense of $32,813 for the year ended December 31, 2019. Our income tax rates for the years ended December 31, 2020 and 2019 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, changes in valuation allowances, and excess tax benefits on stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s by $0.14 per pack on January 25, 2021, $0.13 per pack in November 2020, $0.11 per pack in June 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, and $0.11 per pack in February 2019. Liggett also increased the list price of Pyramid, Liggett Select, Eve and Grand Prix by $0.14 per pack on January 25, 2021, $0.13 per pack in November 2020, $0.11 per pack in June 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, $0.06 per pack in June 2019, and $0.11 per pack in February 2019.
All of our Tobacco sales were in the discount category in 2020 and 2019. For the year ended December 31, 2020, Tobacco revenues were $1,204,501 compared to $1,114,840 for the year ended December 31, 2019. Revenues increased by $89,661 (8.0%) due to increases in unit sales volume and the average selling price of our brands for the year ended December 31, 2020. The higher selling prices resulted in a favorable price variance of $65,348 and the increase in sales volume (195.6 million units) resulted in a favorable variance of $24,313. We believe a competitor’s announcement of a price increase in December, as well as the prospect of increased restrictions and lockdowns associated with the COVID-19 pandemic, resulted in increased fourth quarter sales volumes and elevated wholesale inventories as of December 31, 2020. We anticipate a normalization of wholesale inventory levels over the course of the first quarter of 2021 which could result in lower sales volume for the three months ended March 31, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Year Ended December 31,
	2020		2019

Manufacturing overhead, raw materials and labor	$128,091		$123,654
Federal excise taxes	461,532		451,256
FDA expense	24,842		24,947
MSA expense, net of market share exemption	175,837	(1)	165,471
Customer shipping and handling	5,602		5,802
Total cost of sales	$795,904		$771,130
_____________________________
(1)Includes $299 increase in expense from MSA Settlement.
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of December 31, 2020, we estimate taxable shipments in the U.S. increased by approximately 1.0% in 2020. Our annual MSA liability changes by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market. For the year ended December 31, 2020, the estimated increase in taxable shipments in conjunction with the annual MSA inflation adjustment increased the value of Liggett’s market share exemption compared to the prior year end and, thus, decreased cost of sales by $7,731. Similar to some other consumer product categories, cigarette industry volumes outperformed recent historical trends and benefited from increased consumer demand related to changes in underlying cigarette purchasing and consumption patterns associated with the pandemic.
Tobacco gross profit was $408,597 for the year ended December 31, 2020 compared to $343,710 for the year ended December 31, 2019, an increase of $64,887 (18.9%). The increase in gross profit for the year ended December 31, 2020 was primarily attributable to increased pricing on the Eagle 20’s and Pyramid brands and increased Eagle 20’s volume. For the year ended December 31, 2020, Eagle 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has increased from approximately 60% for the year ended December 31, 2019 to approximately 62% for the year ended December 31, 2020. Pyramid, Liggett’s second largest brand, declined from approximately 27% of total unit volume sales for the year ended December 31, 2019 to approximately 23% for the year ended December 31, 2020. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 51.8% in the 2019 period to 55.0% in the 2020 period primarily as a result of price increases partially offset by a continued shift in sales volume to the lower-priced Eagle 20’s brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $88,724 for the year ended December 31, 2020 compared to $81,090 for the year ended December 31, 2019. The $7,634 (9.4%) increase is primarily due to increased professional fees and expenses associated with Colorado’s minimum price legislation. Tobacco product liability legal expenses, including settlements and judgments, were $6,476 and $7,363 for the years ended December 31, 2020 and 2019, respectively.
Tobacco operating income. Tobacco operating income was $319,536 for the year ended December 31, 2020 compared to $261,630 for the year ended December 31, 2019. The increase of $57,906 (22.1%) was primarily attributable to higher gross profit margins, as discussed above, and was partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $798,168 and $788,871 for the years ended December 31, 2020 and 2019, respectively. Real Estate revenues increased by $9,297 (1.2%), which was primarily related to the $20,500 sale of an investment in real estate located in Sagaponack, NY offset by a decline of $7,306 in Douglas Elliman’s commission and other brokerage income. This decline in commission and other brokerage income was primarily related to declines in existing-home sales in New York City of $106,780, as well as declines in revenues from development marketing of $25,563. This was offset by increases in existing-home sales in the Southeast market (Florida) of $53,817, the Northeast market (primarily Long Island, the Hamptons, Westchester and Connecticut) of $40,090 and the West market (California and Colorado) of $31,130.
The COVID-19 pandemic has had a significant effect on the economy and, especially, in the New York City market, where approximately 46% of Douglas Elliman’s commissions and other brokerage revenues were derived in 2018 and 2019. In response to the pandemic, various governmental agencies in the markets where Douglas Elliman operates instituted restrictions on individuals and on the types of businesses that were permitted to operate from March 2020 to June 2020, which adversely impacted Douglas Elliman’s business and commissions and other brokerage income declined by 46.5% in the second quarter of 2020. When the economy reopened, Douglas Elliman’s business improved significantly in markets complementary to New York City, including the Hamptons, as well as in Palm Beach, Miami, Aspen and Los Angeles and, consequently, commissions and other brokerage income increased by 52.9% in the fourth quarter of 2020. Consequently, as a result of the declines in the second quarter of 2020, which were offset by increases in the fourth quarter of 2020, commission and other brokerage income declined by 1.0% for the year ended December 31, 2020 compared to 2019.

Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2020	2019
Real Estate Revenues:
Commission and other brokerage income	$735,108	$742,414
Property management income	35,115	35,461
Title fees	3,764	6,233
Revenues from investments in real estate	20,500	—
Sales on facilities primarily from Escena	3,681	4,763
Total real estate revenues	$798,168	$788,871

Real Estate Cost of Sales:
Real estate agent commissions	$546,957	$525,233
Cost of sales from investments in real estate	20,488	—
Cost of sales on facilities primarily from Escena	3,210	3,755
Title fees	586	1,461
Total real estate cost of sales	$571,241	$530,449
Real Estate cost of sales. Real Estate cost of sales were $571,241 and $530,449 for the years ended December 31, 2020 and 2019, respectively. Real Estate cost of sales increased by $40,792, primarily related to $20,488 from the sale of an investment in real estate located in Sagaponack, NY and increased Douglas Elliman real estate agent commissions of $21,724.
Douglas Elliman’s gross margin on real estate brokerage income declined from 29.3% for the year ended December 31, 2019 to 25.6% for the year ended December 31, 2020. This was primarily due to the decline in the percentage of revenues from the New York City region, which traditionally earns higher gross margin percentages than the Southeast (Florida) and Western (primarily California) regions.
Real Estate expenses. Real Estate expenses were $276,822 and $261,352 for the years ended December 31, 2020 and 2019, respectively. These expenses included the non-cash impairment of goodwill and intangible assets of $58,252, restructuring charges of $3,382 and the loss on sale of assets of $1,169 at Douglas Elliman for the year ended December 31, 2020. The non-cash impairment related to the evaluation of potential impacts of the COVID-19 pandemic, including the possibility of an economic recession, on Douglas Elliman’s business. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients. Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, the Company made significant operating adjustments at Douglas Elliman Realty LLC, including a reduction of personnel of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. Despite increases in expenses in the fourth quarter of 2020 as business improved, Douglas Elliman Realty LLC operated at a lower cost basis for the fourth quarter and year ended December 31, 2020 compared to the fourth quarter and year ended December 31, 2019.
Real Estate operating loss. The Real Estate segment had operating loss of $49,895 and $2,930 for the year ended December 31, 2020 and 2019, respectively. The Real Estate segment’s operating loss was primarily caused by the impairment of goodwill and intangible assets of $58,252 at Douglas Elliman, the decreased gross margin percentages discussed above, restructuring charges of $3,382 at Douglas Elliman, and loss on sale of assets of $1,169 at Douglas Elliman; it was offset by the impact of expense-reduction initiatives at Douglas Elliman in 2020.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $24,498 for the year ended December 31, 2020 compared to $27,565 for the same period in 2019. The decline of $3,067 was primarily due to the $2,283 gain on the sale of assets and decreased administrative costs related to professional fees and travel expenses for the year ended December 31, 2020.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of December 31, 2020:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2020	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$2,141	$7,594	$9,735	—	450	Acres			667 450	R Lots H	N/A	N/A
Townhome A (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	100%	5,896	—	5,896	—	6,169	SF			1	R	N/A	Completed
Investments in real estate, net				$8,037	$7,594	$15,631	$—

Investments in real estate ventures:
10 Madison Square West (1107 Broadway)	Flatiron District/NoMad neighborhood, Manhattan, NY	October 2011	5.0%	$(43,671)	$43,671	$—	$—	260,000	SF	20,000	SF	124	R	August 2012	Completed
20 Times Square (701 Seventh Avenue)	Times Square, Manhattan, NY	August 2012	7.9%	(7,827)	7,827	—	—	252,000	SF	80,000	SF	452	H	September 2013	Completed
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	6,819	(4,414)	2,405	—	330,000	SF	1,700	SF	157	R	September 2014	Completed
160 Leroy Street	West Greenwich Village, Manhattan, NY	March 2013	3.1%	(1,075)	1,075	—	—	130,000	SF	—		57	R	Fall 2015	Completed
The Dutch (25-19 43rd Avenue)	Long Island City, NY	May 2014	9.9%	(1,330)	1,330	—		65,000	SF	—		86	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	164	1,653	1,817	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	8,818	(11,518)	(2,700)	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	TBD
Monad Terrace	Miami Beach, FL	May 2015	19.6%	7,635	(4,534)	3,101	—	160,000	SF	—		59	R	May 2016	April 2021
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(6,144)	—	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	43	445	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	1,068	10,213	—	100,000	SF	150,000		177	R	May 2017	Completed
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	685	89	774	—	5,200	SF	—	—	4	R	September 2019	February 2021
Meatpacking Plaza	Meatpacking District, NY	April 2019	16.9%	10,692	(2,158)	8,534	—	TBD	—	TBD	—	TBD	—	TBD	TBD
The Park on Fifth	Miami Beach, FL	September 2019	38.9%	14,132	1,049	15,181	—	482,000	SF	15,000	SF	330	R	April 2020	August 2023
9 DeKalb	Brooklyn, NY	April 2019	4.2%	5,000	744	5,744	—	450,000	SF	120,000	SF	540	R	March 2019	February 2023
West Hialeah	Miami, FL	December 2019	77.8%	12,522	1,044	13,566	—	1,400,000	SF	—		1,369	R	December 2019	October 2022
Townhome B (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	46.7%	2,349	—	2,349	—	4,752	SF	—		1	R	N/A	Completed
Ritz-Carlton Villas	Miami Beach, FL	December 2020	50.0%	4,109	—	4,109	—	55,000	SF	—		15	R	October 2020	August 2022
Condominium and Mixed Use Development				$59,705	$5,833	$65,538	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	982	(982)	—	—	N/A		N/A		5,517	R	N/A	N/A
Apartment Buildings				$982	$(982)	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(6,885)	$1,797	—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street (4)	Lower East Side, Manhattan, NY	December 2012	15.7%	(3,382)	2,136	(1,246)	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,196)	1,852	—	52	Acres	—		101	H	N/A	N/A
Parker New York	Central Park South, Manhattan, NY	July 2019	0.4%	1,000	(168)	832	—	TBD	—	—		589 99	H R	May 2020	February 2022
Hotels				$12,348	$(9,113)	$3,235	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,200	$(1,609)	$2,591	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,737	2,347	7,084	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$8,937	$738	$9,675	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$11,154	$(9,120)	$2,034	$4,840	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	456	972	8,735	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(2,736)	$5,742	$3,006	$13,575

Investment in real estate ventures				$79,236	$2,218	$81,454	$13,575

Total Carrying Value				$87,273	$9,812	$97,085	$13,575

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
(3) The Witkoff GP Partners venture includes a $2,034 investment in 500 Broadway.
(4) Equity in losses in excess of the joint ventures' carrying value were $3,946 as of December 31, 2020, and are classified in Other current liabilities.
N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of December 31, 2020 were $7,478. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the year ended December 31, 2020, New Valley capitalized $4,003 of interest costs and utilized (reversed) $7,120 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources
Cash and cash equivalents declined by $13,799 and $212,253 in 2020 and 2019, respectively.
Cash provided from operations was $267,547 and $124,071 in 2020 and 2019, respectively. The increase in 2020 related primarily to increases in operating income (taking into account the exclusion of the $58,252 non-cash impairment charge), increased distributions from long-term investments, which were associated with the sale of LTS and, the proceeds from the sale of an investment in real estate located in Sagaponack, NY and, in connection with tax planning strategies, a deferral of a portion our MSA payments to 2021.
Cash provided by investing activities was $7,341 in 2020 and cash used in investing activities was $23,099 in 2019. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and to exceed our weighted-average cost of capital when investing in non-consolidated real estate businesses, and PropTech investments, and making capital expenditures. In 2020, cash provided by investing activities comprised the sale of investment securities of $30,458, distributions from investments in real estate ventures of $18,818, proceeds from the sale or liquidation of long-term investments of $32,572, pay downs of investment securities of $812, maturities of investment securities of $61,230, proceeds from the sale of fixed assets of $5,162, a decrease in restricted assets of $436 and cash acquired in purchase of subsidiaries of $2,760. These items were offset by the purchase of investment securities of $99,871, investments in real estate ventures of $14,922, capital expenditures of $19,063, the purchase of long-term investments of $9,687, the purchase of subsidiaries of $722 and an increase in the cash surrender value of corporate-owned life insurance policies of $642. In 2019, cash used in investing activities comprised the purchase of investment securities of $87,766, investments in real estate ventures of $52,529, capital expenditures of $12,575, the purchase of long-term investments of $9,223, the purchase of subsidiaries of $380, investments in real estate, net of $2,295 and an increase in the cash surrender value of corporate-owned life insurance policies of $719. These items were offset by the sale of investment securities of $21,879, distributions from investments in real estate ventures of $41,300, proceeds from the sale or liquidation of long-term investments of $8,256, pay downs of investment securities of $1,083, maturities of investment securities of $68,859, the proceeds from the sale of fixed assets of $17, and a decrease in restricted assets of $994.
Cash used in financing activities was $288,687 and $313,225 in 2020 and 2019, respectively. In 2020, cash used in financing activities comprised dividends and distributions on common stock of $128,231, repayments of debt of $174,989, tax withholdings related to net share settlements of stock option exercise of $2,630, distributions to non-controlling interest of $448 and net repayments of debt under the Liggett Credit Agreement described below of $34,952. These items were offset by proceeds from the issuance of common stock of $52,563. In 2019, cash used in financing activities comprised dividends and distributions on common stock of $238,249, repayments of debt of $293,419, payment of deferred financing costs of $9,802, tax withholdings related to net share settlements of stock option exercise of $5,415, distributions to non-controlling interest of $286 and other of $216. These factors were offset by proceeds of debt issuance of $230,000 associated with the issuance of an additional amount of our 10.5% Senior Notes due 2026 in November 2019, and net borrowings of debt under the Liggett Credit Agreement described below of $4,162.
We have significant liquidity commitments in 2021 at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include cash interest expense of approximately $109,500, dividends on our outstanding common shares of approximately $128,400, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and taxes.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of December 31, 2020, we had cash and cash equivalents of $352,842 (including $94,421 of cash at Douglas Elliman and $45,406 of cash at Liggett), and investment securities, carried at $169,803 (see Note 6 to our consolidated financial statements). As of December 31, 2020, our investments in real estate ventures were carried at $85,400 and our investments in real estate, net were carried at $15,631.
Limitation of interest expense deductible for income taxes. Since 2018, the amount of interest expense that is deductible in the computation of income tax liability has been limited to a percentage of adjusted taxable income, as defined by applicable law. In 2019 and 2020, the amount of deductible interest expense was limited to 50% of taxable income before interest, depreciation and amortization and, in 2021, the amount will be limited to 30% of taxable income before interest, depreciation and amortization. Beginning in 2022, the amount will be limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate business may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. Although all of our interest expense to date has been tax deductible, due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which could increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt.
Tobacco Litigation. As of December 31, 2020, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $39,773, including interest and attorney’s fees, to satisfy the judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, approximately 41 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In addition, Liggett may be required to make additional payments to Mississippi which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. See Recent Developments in Litigation.
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
Vector.
6.125% Senior Secured Notes. In January 2017, we issued $850,000 in aggregate principal amount of our 6.125% Senior Secured Notes in a private offering to qualified institutional investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933 (the “Securities Act”) contained in Rule 144A and Regulation S thereunder. The aggregate net proceeds from the issuance of the 6.125% Senior Secured Notes were approximately $831,100 after deducting offering expenses. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we anticipate recording a loss on the extinguishment of debt of $21,362 for the three months ended March 31, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
5.75% Senior Secured Notes due 2029. On January 28, 2021, we completed the sale of $875,000 in aggregate principal amount of our 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act of 1933 (the “Securities Act”) contained in Rule 144A and Regulation S thereunder. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees in connection with the offering. We used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all of our outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and premium thereon., on January 28, 2021.
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before the final stated maturity date of our 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date. Prior to February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at any time at a make-whole redemption price. On or after February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to February 1, 2024, we may redeem up to 40% of the aggregate outstanding amount of the 5.75% Senior Secured Notes with the net proceeds of certain equity offerings at 105.75% of the aggregate principal amount of the 5.75% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 5.75% Senior Secured Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture governing the 5.75% Senior Secured Notes (the “2029 Indenture”), each holder of the 5.75% Senior Secured Notes may require the Company to repurchase some or all of its 5.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the 2029 Indenture, it must offer to repurchase the 5.75% Senior Secured Notes at the prices listed in the 2029 Indenture.
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes, were also guarantors under our outstanding 10.5% Senior Notes. The 5.75% Senior Secured Notes are not guaranteed by New Valley LLC, or any of our subsidiaries engaged in our real estate business conducted through our subsidiary, New Valley LLC. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the 2029 Indenture and the security documents relating thereto. Vector Group Ltd does not provide any security for the 5.75% Senior Secured Notes.
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of December 31, 2020.

Covenant	Indenture Requirement	December 31, 2020
Consolidated EBITDA, as defined	$75,000	$408,981
Leverage ratio, as defined	<3.0 to 1	2.29 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.97 to 1

10.5% Senior Notes due 2026.. On November 2, 2018 and November 18, 2019, we sold $325,000 and $230,000, respectively, in aggregate principal amount of our 10.5% Senior Notes to qualified institutional buyers and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S thereunder. The aggregate net proceeds from the 2018 sale of the 10.5% Senior Notes and the 2019 sale of the 10.5% Senior Notes were approximately $315,000 and $220,400, respectively, after deducting underwriting discounts, commissions, fees and offering expenses. We used the net cash proceeds from the 2018 issuance of our 10.5% Senior Notes to retire the principal amount of, plus accrued and unpaid interest on, our 7.5% Variable Interest Senior Convertible Notes due 2019, and for general corporate purposes. We used the net cash proceeds from the 2019 issuance of our 10.5% Senior Notes to retire the principal amount of, plus accrued and unpaid interest on, our 5.5% Variable Interest Senior Convertible Notes due 2020.
The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. Prior to November 1, 2021, we may redeem some or all of the 10.5% Senior Notes at any time at a make-whole redemption price. On or after November 1, 2021, we may redeem some or all of the 10.5% Senior Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, we may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture governing the 10.5% Senior Notes (the “2026 Indenture”), each holder of the 10.5% Senior Notes may require the Company to make an offer to repurchase some or all of its 10.5% Senior Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If the Company sells certain assets and does not apply the proceeds as required pursuant to the 2026 Indenture, it must offer to repurchase the 10.5% Senior Notes at the prices listed in the 2026 Indenture.
The 10.5% Senior Notes are fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, and by DER Holdings LLC, through which the Company indirectly owns a 100% interest in Douglas Elliman as of December 31, 2020. DER Holdings LLC does not guarantee our 5.75% Senior Secured Notes.
The 2026 Indenture contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the 2026 Indenture) to exceed 3.75 to 1.0, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0 to 1.0. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of December 31, 2020.

Covenant	Indenture Requirement	December 31, 2020
Fixed charge coverage ratio, as defined	>2.0 to 1	3.09 to 1
Net leverage ratio, as defined	<4.0 to 1	2.29 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.59 to 1

As of December 31, 2020, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries, other than DER Holdings LLC (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheets as of December 31, 2020 and the related Condensed Consolidating Statements of Operations for the year ended December 31, 2020 of the Issuer, Subsidiary Guarantors and the Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of December 31, 2020 and December 31, 2019 and the related Summarized Combined Statements of Operations for the year ended December 31, 2020 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	December 31, 2020	December 31, 2019
Assets:
Current assets	$515,082	$561,689
Noncurrent assets	264,041	276,886
Intercompany receivables from Nonguarantor Subsidiaries	2,040	44,043

Liabilities:
Current liabilities	193,125	387,261
Noncurrent liabilities	1,521,293	1,525,531

Summarized Combined Statements of Operations:

Year Ended
December 31,
2020
Revenues	$1,204,946
Cost of sales	795,904
Operating income	295,186
Net income	168,848
Liggett Financing.  Liggett did not enter into any equipment financing arrangements in 2020, 2019 and 2018.
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
In connection with the issuances of our 6.125% Senior Secured Notes due 2025 in January 2017, and our 10.5% Senior Notes in November 2018, Liggett and Maple entered into amendments to the Credit Agreement to update certain defined terms contained in the Credit Agreement relating to issuances of new notes.
On October 31, 2019, Liggett and Maple amended the Credit Agreement to, among other things, (i) extend its maturity to January 31, 2025, (ii) update the borrowing base, to adjust the advance rates in respect of eligible inventory and add certain eligible real property and (iii) reflect the repayment in full of the Term Loan. Accordingly, the Term Loan portion of the Credit Agreement no longer exists.
As of October 31, 2019, all borrowings under the Credit Agreement are limited to a borrowing base equal to the sum of (i) the lesser of (x) $10,000 and (y) 85% of eligible trade receivables less certain reserves; plus (ii) 80% of the value of eligible inventory consisting of packaged cigarettes plus (iii) the lesser of (x) 65% of Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves and (y) 85% of the appraised liquidation value of eligible inventory plus (iv) 60% of the fair market value of eligible real property. The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.
As of December 31, 2020, there was no outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $60,000 based on eligible collateral at December 31, 2020. At December 31, 2020, Liggett was in compliance with all covenants under the credit facility; Liggett’s EBITDA, as defined, were $250,531 for the year ended December 31, 2020.
The term of the Credit Agreement now expires on January 31, 2025. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2020 was 2.39%.
The Credit Agreement, as amended, permitted the guaranty of our 6.125% Senior Secured Notes due 2025, and permits the guaranty of our 5.75% Senior Secured Notes and our 10.5% Senior Notes, by each of Liggett and Maple. Wells Fargo, Liggett, Maple and the collateral agent for the holders of our 6.125% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets. The intercreditor agreement permits any other subsidiary of the Company that guarantees the 5.75% Senior Secured Notes to become party thereto if such subsidiary becomes a borrower under the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales, including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s average borrowing availability, as defined under the Credit Agreement, for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default had occurred under the Credit Agreement, including Liggett’s compliance with the covenants in the Credit Agreement. The Credit Agreement also requires compliance with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Agreement, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. Liggett was in compliance with all of these covenants as of December 31, 2020 and Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, was $250,531 for the year ended December 31, 2020. The Credit Agreement also contains customary events of default.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2020, we and our subsidiaries had total outstanding indebtedness of $1,430,573 ($1,455,573 as adjusted for our January 2021 refinancing), of which $555,000 of our 10.5% Senior Notes mature in 2026, and $875,000 of our 5.75% Senior Secured Notes mature in 2029. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it could have a material adverse effect on our business and results of operations.
We believe that our cigarette and real estate operations are positive cash-flow-generating units and will continue to be able to sustain their operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $352,800, investment securities at fair value of approximately $169,800 and availability under Liggett’s credit facility of approximately $60,000 as of December 31, 2020. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months. We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.
The total amount of unrecognized tax benefits was $1,647 as of January 1, 2020 and increased $6 during the year ended December 31, 2020, primarily due to accruals for state tax audits offset by the expiration of various state statutes of limitations and settlements. The total amount of unrecognized tax benefits was $391 as of January 1, 2019 and increased $1,256 during the year ended December 31, 2019, primarily due to accruals for state tax audits offset by the expiration of various state statutes of limitations.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2020, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2020, we had outstanding approximately $11,585 of letters of credit, collateralized by certificates of deposit. The letters of credit have been issued as security deposits for leases of office space, to secure the performance of our subsidiaries under various insurance programs and to provide collateral for various subsidiary borrowing and capital lease arrangements.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2020, Liggett had tobacco purchase commitments of approximately $14,903. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2022.
Future machinery and equipment purchase commitments at Liggett were $2,870 at December 31, 2020.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

As of December 31, 2020, approximately $25,000 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of December 31, 2020, there was no outstanding balance on the Liggett Credit Facility which also has variable interest rates. As of December 31, 2020, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $250.
We held debt securities available for sale totaling $91,204 as of December 31, 2020. See Note 6 to our consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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
Equity Security Price Risk
As of December 31, 2020, we held various investments in equity securities with a total fair value of $78,599, of which $44,381 represents equity securities at fair value and $34,218 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of December 31, 2020, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $7,860.

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
•competition,
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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,
•governmental regulations and policies,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises, such as the outbreak of COVID-19,
•significant changes in the price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic,
•potential dilution to our holders of or common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities,
•the impacts of the Tax Cuts and Jobs Act of 2017, including the deductibility of interest expense and the impact of the markets on our Real Estate segment,
•effects of industry competition,
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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 1, 2021, are set forth beginning on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
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
In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2020, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, the Company’s disclosure controls and procedures were effective as of December 31, 2020.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vector Group Ltd.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

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

/s/ Deloitte & Touche LLP

Miami, Florida

March 1, 2021

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Section 16(a) Beneficial Ownership Compliance.” See Item 5 of this report for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2021 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2020 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2020, dated March 1, 2021 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-77
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).

* 3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2014).

* 3.5	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated March 5, 2020).

* 4.1	Indenture, dated as of January 28, 2021, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated January 28, 2021).

* 4.2	Pledge Agreement, dated as of January 28, 2021, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated January 28, 2021).

* 4.3	Security Agreement, dated as of January 28, 2021, between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated January 28, 2021).

* 4.4	Security Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated January 28, 2021).

* 4.5	Second Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated January 28, 2021).

EXHIBIT NO.	DESCRIPTION

* 4.6	Indenture, dated as of November 2, 2018, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vector’s Form 8-K dated November 2, 2018).

* 4.7	First Supplemental Indenture, dated as of November 18, 2019, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 18, 2019).

*4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 in Vector’s Form 10-K for the year ended December 31, 2019).

* 10.1	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

* 10.2	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

* 10.3	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

* 10.4	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

* 10.5	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.6	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).

* 10.7	Term Sheet agreed to by Liggett, certain other Participating Manufacturers, 18 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s (Commission File Number 1-32258) Form 8-K, dated March 12, 2013).

* 10.8
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions (incorporated by reference to Exhibit 10.18 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.9	Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions (incorporated by reference to Exhibit 10.19 to Vector’s Form 10-K for the year ended December 31, 2013).

EXHIBIT NO.	DESCRIPTION
* 10.10	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.11	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.12	Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K/A dated February 21, 2012).

*10.13	Amendment to the Employment Agreement dated January 15, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2021).

* 10.14	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

*10.15	Restricted Share Award Agreement, dated as of May 29, 2018, between Vector Group Ltd. and Marc N. Bell (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q dated June 30, 2018).

* 10.16	Employment Agreement, dated as of November 11, 2005, between Liggett Group Inc. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 11, 2005).

* 10.17	Amendment to Employment Agreement, dated as of January 14, 2011, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.17 in Vector’s Form 10-K for the year ended December 31, 2010).

* 10.18	Amendment to Employment Agreement, dated as of October 29, 2013, between Liggett and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated October 28, 2013).

* 10.19	Letter Agreement, dated as of February 18, 2020, by and among Ronald J. Bernstein, Liggett Vector Brands LLC, Vector Group Ltd. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-k dated February 18, 2020).

* 10.20	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.21	Amendment to Employment Agreement, dated as of February 29, 2016, by and between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 29, 2016).

10.22	Employment Agreement, dated as of March 6, 2020, by and between Liggett Vector Brands LLC and Nicholas P. Anson.

* 10.23	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix B in Vector’s Proxy Statement dated April 21, 2004).

* 10.24	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

* 10.25	Form of 1999 Amended and Restated Incentive Plan Option Agreement to Named Executive Officers (incorporated by reference to Exhibit 10.21 of Vector’s Form 10-K dated December 31, 2017).

EXHIBIT NO.	DESCRIPTION

* 10.26	Form of 2014 Management Incentive Plan Option Award to Named Executive Officers (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K dated December 31, 2017).

*10.27	Form of Restricted Shares Award Agreement under 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of Vector’s Form 10-Q dated June 30, 2020).

* 10.28	Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of July 23, 2014 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.6 of Schedule 13D as filed by Howard M. Lorber on July 25, 2014).

*10.29	Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of November 10, 2015 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated November 10, 2015).

* 10.30	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.31	Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC) dated December 17, 2002 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 8-K dated December 13, 2002).

* 10.32	First Amendment to Operating Agreement of Douglas Elliman Realty, LLC (formerly known as Montauk Battery Realty LLC), dated as of March 14, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended March 31, 2003).

* 10.33	Second Amendment to Operating Agreement of Douglas Elliman Realty, LLC, dated as of May 19, 2003 (incorporated by reference to Exhibit 10.1 in New Valley’s Form 10-Q for the quarter ended June 30, 2003).

* 10.34	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

* 10.35	First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

* 10.36	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.32 of Vector’s Form 10-K dated December 31, 2017).

* 10.37	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

* 10.38	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

* 10.39	Vector Group Ltd. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

EXHIBIT NO.	DESCRIPTION
* 10.40	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, and Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019 (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated November 5, 2019).

21	Subsidiaries of Vector.

22	List of Subsidiary Guarantors.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.
_____________________________
*Incorporated by reference
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit numbers 10.10 through 10.27.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 1, 2021
POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2021.

SIGNATURE	TITLE

/s/ Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Bennett S. LeBow	Director
Bennett S. LeBow

/s/ Stanley S. Arkin	Director
Stanley S. Arkin

/s/ Henry C. Beinstein	Director
Henry C. Beinstein

/s/ Ronald J. Bernstein	Director
Ronald J. Bernstein

/s/ Paul V. Carlucci	Director
Paul V. Carlucci

/s/ Richard J. Lampen	Director
Richard J. Lampen

/s/ Jean E. Sharpe	Director
Jean E. Sharpe

/s/ Barry Watkins	Director
Barry Watkins

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 5 to the financial statements, effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases, using the modified retrospective approach.
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
Investment in Real Estate Ventures—Impairment—Refer to Note 9 to the consolidated financial statements
Critical Audit Matter Description
On a quarterly basis, the Company evaluates its investments in real estate ventures to determine whether impairment indicators exist and whether an impairment has occurred. If so, the Company also makes a determination of whether such impairment is considered temporary or other-than-temporary. The Company believes that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. Total investments in real estate ventures as of December 31, 2020, were $85.4 million, net of impairment losses recorded in 2020 of $16.5 million.
Given the Company’s evaluation of possible indications of impairment of real estate ventures requires management to make significant judgments, performing audit procedures to evaluate whether management appropriately identified circumstances indicating that the carrying amounts of real estate ventures may not be recoverable required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of real estate ventures for possible indicators of impairment included the following, among others:

•We tested the effectiveness of controls over management’s identification of possible circumstances that may indicate that the carrying amounts of real estate ventures may not be recoverable, and controls over management’s evaluation of whether indicators of impairment existed used to determine fair value, including controls over management review of the real estate venture financial information and real estate market information for the real estate venture’s real estate holdings.
•We evaluated the Company’s determination and recording of other-than-temporary impairments for real estate ventures by performing audit procedures on selected real estate investments. These procedures included:
–Evaluating whether indicators of impairment existed related to the Company’s real estate joint ventures in certain key markets, including those indicators resulting from the impact of the COVID-19 pandemic on the economic conditions of each respective market.
–Obtaining financial information of the joint ventures such as audited financial statements, if available.
–Performing site observations using video conferencing technology and performing inquiries of real estate venture managers, real estate venture accounting firms, and other valuation procedures.
Contingencies: Tobacco Product Liability—Refer to Note 15 to the consolidated financial statements
Critical Audit Matter Description
The Company’s wholly owned subsidiary Liggett Group LLC (“Liggett”) is subject to litigation related to tobacco product liability. Legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and the Company. The Company records provisions for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. While it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco related cases or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco related cases. Therefore, management has not provided any amounts in the financial statements for unfavorable outcomes. Total tobacco product liabilities were $23.2 million at December 31, 2020.
Given the subjectivity of estimating the projected liability of reported and unreported claims and assessing the probability of the outcome, performing audit procedures to evaluate whether tobacco product liabilities were appropriately recorded as of December 31, 2020 required a high level of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of whether tobacco product liabilities were appropriately recorded included the following, among others:
•We tested the effectiveness of controls relating to the determination of tobacco product liability contingencies.
•We evaluated the provisions for tobacco litigation by:
–Obtaining letters from the Company’s internal and external counsel which include schedules and analysis of all pending tobacco-related cases.
–Conducting quarterly discussions with the Company’s general counsel and obtaining updates on tobacco litigation activity.
–Reviewing tobacco product liability activity of other public tobacco companies for which Liggett is often a co-defendant.
–Evaluating recorded provisions and disclosures based on the information obtained.
–Utilizing the information obtained from the letters from the Company’s internal and external counsel, quarterly discussions with the Company’s general counsel, and tobacco product liability activity of other tobacco companies, to assess management’s conclusion of the probability of the outcome for pending litigation.

/s/ Deloitte & Touche LLP

Miami, Florida

March 1, 2021
We have served as the Company’s auditor since 2015.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$352,842	$371,341
Investment securities at fair value	135,585	129,641
Accounts receivable - trade, net	40,711	36,959
Inventories	97,545	98,762
Other current assets	37,220	44,911
Total current assets	663,903	681,614
Property, plant and equipment, net	77,988	82,160
Investments in real estate, net	15,631	28,317
Long-term investments (includes $34,218 and $45,781 at fair value)	52,528	61,723
Investments in real estate ventures	85,400	131,556
Operating lease right-of-use assets	145,356	149,578
Goodwill and other intangible assets, net	207,577	265,993
Other assets	95,026	104,148
Total assets	$1,343,409	$1,505,089
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$12,557	$209,269
Current portion of fair value of derivatives embedded within convertible debt	—	4,999
Current payments due under the Master Settlement Agreement	38,767	34,116
Current operating lease liability	27,207	18,294
Income taxes payable, net	5,847	5,138
Other current liabilities	198,937	189,317
Total current liabilities	283,315	461,133
Notes payable, long-term debt and other obligations, less current portion	1,393,729	1,397,216
Non-current employee benefits	66,616	67,853
Deferred income taxes, net	32,456	33,695
Non-current operating lease liability	154,199	156,963
Payments due under the Master Settlement Agreement	17,933	17,275
Other liabilities	54,848	55,970
Total liabilities	2,003,096	2,190,105
Commitments and contingencies (Notes 5 and 15)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 153,324,629 and 148,084,900 shares issued and outstanding	15,332	14,808
Accumulated deficit	(653,945)	(678,464)
Accumulated other comprehensive loss	(21,074)	(21,808)
Total Vector Group Ltd. stockholders' deficiency	(659,687)	(685,464)
Non-controlling interest	—	448
Total stockholders' deficiency	(659,687)	(685,016)
Total liabilities and stockholders' deficiency	$1,343,409	$1,505,089

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,204,501	$1,114,840	$1,111,094
Real estate	798,168	788,871	759,168
Total revenues	2,002,669	1,903,711	1,870,262

Expenses:
Cost of sales:
Tobacco*	795,904	771,130	787,251
Real estate	571,241	530,449	505,233
Total cost of sales	1,367,145	1,301,579	1,292,484

Operating, selling, administrative and general expenses	329,524	370,007	355,513
Litigation settlement and judgment expense (income)	337	990	(1,784)
Net gains on sales of assets	(1,114)	—	—
Impairments of goodwill and intangible assets	58,252	—	—
Restructuring charges	3,382	—	—
Operating income	245,143	231,135	224,049

Other income (expenses):
Interest expense	(121,541)	(138,448)	(203,780)
Loss on extinguishment of debt	—	(4,301)	(4,066)
Change in fair value of derivatives embedded within convertible debt	4,999	26,425	44,989
Equity in earnings from investments	56,268	17,000	3,158
Equity in (losses) earnings from real estate ventures	(44,698)	(19,288)	14,446
Other, net	(5,456)	21,305	763
Income before provision for income taxes	134,715	133,828	79,559
Income tax expense	41,777	32,813	21,552

Net income	92,938	101,015	58,007

Net (income) loss attributed to non-controlling interest	—	(41)	98

Net income attributed to Vector Group Ltd.	$92,938	$100,974	$58,105

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.60	$0.64	$0.35

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.60	$0.63	$0.35
_____________________________
*    Revenues and cost of sales include federal excise taxes of $461,532, $451,256 and $469,836 for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Net income	$92,938	$101,015	$58,007

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(454)	681	(1,056)
Net unrealized losses (gains) reclassified into net income	306	(118)	1,121
Net unrealized (losses) gains on investment securities available for sale	(148)	563	65

Net change in pension-related amounts:
Amortization of prior service costs	4	(33)	—
Effect of settlement	1,805	—	—
Net (loss) gain arising during the year	(2,503)	1,454	(3,723)
Amortization of loss	1,847	1,961	1,763
Net change in pension-related amounts	1,153	3,382	(1,960)

Other comprehensive income (loss)	1,005	3,945	(1,895)

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	123	(187)	290
Net unrealized losses (gains) reclassified into net income on investment securities	(83)	32	(308)
Pension-related amounts	(311)	(919)	538
Income tax (provision) benefit on other comprehensive income (loss)	(271)	(1,074)	520

Other comprehensive income (loss), net of tax	734	2,871	(1,375)

Comprehensive income	93,672	103,886	56,632

Comprehensive (income) loss attributed to non-controlling interest	—	(41)	98
Comprehensive income attributed to Vector Group Ltd.	$93,672	$103,845	$56,730

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2018	134,365,424	$13,437	$—	$(414,785)	$(12,571)	$82,159	$(331,760)
Impact of adoption of new accounting standards				6,354	(6,036)	(4,894)	(4,576)
Net income	—	—	—	58,105	—	(98)	58,007
Total other comprehensive loss	—	—	—	—	(1,375)	—	(1,375)
Total comprehensive income	—	—	—	—	—		56,632
Distributions and dividends on common stock ($1.47 per share)	—	—	(6,311)	(219,972)	—	—	(226,283)
Restricted stock grant	31,666	3	(3)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(192,119)	(19)	(3,637)	—	—	—	(3,656)
Effect of stock dividend	6,709,671	671	—	(671)	—	—	—
Stock-based compensation	—	—	9,951	—	—	—	9,951
Acquisition of additional interest in Douglas Elliman Realty, LLC	—	—	—	28,800	—	(73,953)	(45,153)
Distributions to non-controlling interest	—	—	—	—	—	(2,521)	(2,521)
Balance, December 31, 2018	140,914,642	14,092	—	(542,169)	(19,982)	693	(547,366)
Impact of adoption of new accounting standards	—	—	—	3,147	(4,697)	—	(1,550)
Net income	—	—	—	100,974	—	41	101,015
Total other comprehensive loss	—	—	—	—	2,871	—	2,871
Total comprehensive income	—	—	—	—	—	—	103,886
Distributions and dividends on common stock ($1.54 per share)	—	—	(4,041)	(233,298)	—	—	(237,339)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(221,668)	(22)	(2,152)	—	—	—	(2,174)
Surrender of shares in connection with stock option exercise	(1,529,512)	(153)	(18,905)	—	—	—	(19,058)
Effect of stock dividend	7,037,087	703	—	(703)	—	—	—
Exercise of stock options	1,824,351	182	15,635	—	—	—	15,817
Stock-based compensation	—	—	9,469	—	—	—	9,469
Basis adjustment on non-controlling interest	—	—	—	(6,415)	—	—	(6,415)
Distributions to non-controlling interest	—	—	—	—	—	(286)	(286)
Balance, December 31, 2019	148,084,900	14,808	—	(678,464)	(21,808)	448	(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net income	—	—	—	92,938	—	—	92,938
Total other comprehensive loss	—	—	—	—	734	—	734
Total comprehensive income	—	—	—	—	—	—	93,672
Distributions and dividends on common stock ($0.80 per share)	—	—	(58,892)	(66,236)	—	—	(125,128)
Restricted stock grant	425,000	43	(43)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(216,542)	(22)	(2,164)	—	—	—	(2,186)
Surrender of shares in connection with stock option exercise	(589,256)	(59)	(7,298)	—	—	—	(7,357)
Issuance of common stock	5,000,000	500	52,063	—	—	—	52,563
Exercise of stock options	620,527	62	6,851	—	—	—	6,913
Stock-based compensation	—	—	9,483	—	—	—	9,483
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Other	—	—	—	80	—	—	80
Balance, December 31, 2020	153,324,629	$15,332	$—	$(653,945)	$(21,074)	$—	$(659,687)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH CASH FLOWS — (Continued)

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$92,938	$101,015	$58,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,629	17,851	18,807
Non-cash stock-based expense	9,483	9,469	9,951
Loss on extinguishment of debt	—	2,944	3,758
Impairments of goodwill and intangible assets	58,252	—	—
(Gain) loss on sale of assets	(1,114)	(42)	10
Deferred income taxes	(673)	(11,198)	(17,635)
Distributions from long-term investments	54,004	17,940	1,472
Equity in earnings from long-term investments	(56,268)	(17,000)	(3,158)
Net (gains) losses on investment securities	(1,818)	(7,440)	9,570
Equity in losses (earnings) from real estate ventures	44,698	19,288	(14,446)
Distributions from real estate ventures	1,933	7,028	25,935
Non-cash interest expense	4,331	2,052	52,048
Non-cash lease expense	20,496	21,088	—
Non-cash portion of restructuring charges	1,214	—	—
Excess tax benefit of stock compensation	264	1,488	18,412
Provision for credit losses	14,288	1,206	1,504
Other	(581)	—	—
Changes in assets and liabilities:
Receivables	(8,371)	(7,950)	(13,372)
Inventories	1,217	(7,767)	(1,207)
Accounts payable and accrued liabilities	3,237	(3,983)	4,443
Payments due under the Master Settlement Agreement	5,309	(1,553)	19,081
Other assets and liabilities, net	(5,370)	(20,365)	8,654
Investments in real estate, net	12,449	—	—
Net cash provided by operating activities	267,547	124,071	181,834

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

The accompanying notes are an integral part of the consolidated financial statements

	Year Ended December 31,
	2020	2019	2018
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$30,458	$21,879	$18,628
Maturities of investment securities	61,230	68,859	24,719
Purchase of investment securities	(99,871)	(87,766)	(34,445)
Proceeds from sale or liquidation of long-term investments	32,572	8,256	19,487
Purchase of long-term investments	(9,687)	(9,223)	(415)
Decrease in restricted assets	436	994	526
Investments in real estate ventures	(14,922)	(52,529)	(9,728)
Distributions from investments in real estate ventures	18,818	41,300	54,233
Issuance of notes receivable	—	—	(450)
Cash acquired in purchase of subsidiaries	2,760	—	654
Proceeds from sale of fixed assets	5,162	17	9
Capital expenditures	(19,063)	(12,575)	(17,682)
Increase in cash surrender value of life insurance policies	(642)	(719)	(764)
Purchase of subsidiaries	(722)	(380)	(10,404)
Repayments of notes receivable	—	—	67
Pay downs of investment securities	812	1,083	1,611
Investments in real estate, net	—	(2,295)	(2,583)
Net cash provided by (used in) investing activities	7,341	(23,099)	43,463
Cash flows from financing activities:
Proceeds from issuance of debt	—	230,000	325,000
Repayments of debt	(174,989)	(293,419)	(28,689)
Deferred financing costs	—	(9,802)	(9,400)
Borrowings under revolver	130,741	243,688	307,023
Repayments on revolver	(165,693)	(239,526)	(310,551)
Dividends and distributions on common stock	(128,231)	(238,249)	(225,367)
Distributions to non-controlling interest	(448)	(286)	(2,521)
Proceeds from the issuance of common stock	52,563	—	—
Tax withholdings related to net share settlements	(2,630)	(5,415)	—
Other	—	(216)	—
Net cash (used in) provided by financing activities	(288,687)	(313,225)	55,495
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,799)	(212,253)	280,792
Cash, cash equivalents and restricted cash, beginning of year	379,476	591,729	310,937
Cash, cash equivalents and restricted cash, end of year	$365,677	$379,476	$591,729

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
Certain reclassifications have been made to the 2019 financial information to conform to the 2020 presentation. Equity in earnings from investments from the 2019 and 2018 periods have been reclassified from components of “Other, net” to “Equity in earnings from investments” on the consolidated statements of operations. Provision for credit losses from the 2019 and 2018 periods have been reclassified from “Change in other assets and liabilities” to “Provision for credit losses” on the consolidated statements of cash flows.
(b) Estimates and Assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, promotional accruals, actuarial assumptions of pension plans, deferred tax liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents is comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2020 are uninsured.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of “Cash, cash equivalents and restricted cash” in the Consolidated Statements of Cash Flows were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Cash and cash equivalents	$352,842	$371,341	$584,581
Restricted cash and cash equivalents included in other current assets	10,374	4,423	2,697
Restricted cash and cash equivalents included in other assets	2,461	3,712	4,451
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$365,677	$379,476	$591,729
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
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 18% and 12% of Liggett’s revenues in 2020, 17% and 12% in 2019, and 18% and 12% in 2018. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 5% and 4%, respectively, of Liggett’s net accounts receivable at December 31, 2020, and approximately 2% and 4%, respectively, at December 31, 2019. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable - trade, net:
Accounts receivable-trade are recorded net of an allowance for credit losses and cash discounts. The Company estimates the allowance for credit losses based on historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, supportable forecasts of future economic condition, and other factors that may affect our ability to collect from customers. The allowance for credit losses and cash discounts was $334 and $319 at December 31, 2020 and 2019, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
(h) Inventories:
Tobacco inventories are stated at the lower of cost and net realizable value with cost determined primarily by the last-in, first-out (LIFO) method at Liggett and Vector Tobacco. Although portions of leaf tobacco inventories may not be used or sold

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Goodwill is tested for impairment at least annually as of October 1 and monitored for interim triggering events on an on-going basis. Other intangible assets with indefinite useful lives are not amortized, but rather, are tested for impairment at least annually. In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Among other relevant events and circumstances that affect the fair value of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reporting units, the Company considers individual factors such as macroeconomic conditions, changes in the industry and the markets in which the Company operates as well as the historical and expected future financial performance. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying value or chooses to bypass the optional qualitative assessment, recoverability is assessed by comparing the fair value of the reporting unit to the Company’s carrying amount. Fair value is determined based on an income approach and a market approach. If the carrying amount of the reporting unit, including the goodwill, exceeds the fair value of the reporting unit, an impairment loss is recognized as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total of goodwill allocated to that reporting unit.
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
(m) Leases:
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in investments in real estate, net, property, plant and equipment and current and long-term portions of notes payable and long-term debt on the Company’s consolidated balance sheets.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
(n) Pension, Postretirement and Postemployment Benefits Plans:
The cost of providing retiree pension benefits, health care and life insurance benefits is actuarially determined and accrued over the service period of the active employee group. The Company recognizes the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans and postemployment benefit plans on the Company’s consolidated balance sheets. (See Note 12).
(o) Stock Options and Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan and under the 1999 Plan provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company’s consolidated balance sheets as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($3,684, $8,967 and $8,696, net of income taxes, for the years ended December 31, 2020, 2019 and 2018, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
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
(r) Revenue Recognition:
Tobacco: Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records an allowance for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the consolidated balance sheets. The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments for sales incentives are included in other current liabilities on the Company’s consolidated balance sheets. The Company accounts for shipping and handling costs as fulfillment costs as part of cost of sales.
Tobacco Shipping and Handling Fees and Costs: Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs were $5,602 in 2020, $5,802 in 2019 and $5,658 in 2018. Shipping and handling costs related to sales transactions are part of cost of sales.
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
(s) Advertising:
Tobacco advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $4,103, $3,751 and $3,672 for the years ended December 31, 2020, 2019 and 2018, respectively.
Real estate advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $18,875, $22,917 and $23,424 for the years ended December 31, 2020 and 2019 and 2018, respectively.
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2020	December 31, 2019	December 31, 2018
Net unrealized gains on investment securities available for sale, net of income taxes of $160, $200, and $60, respectively	$422	$530	$108
Pension-related amounts, net of income taxes of $7,809, $8,120, and $13,750, respectively	(21,496)	(22,338)	(20,090)
Accumulated other comprehensive loss	$(21,074)	$(21,808)	$(19,982)
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
(v) Restructuring:
In response to the current novel coronavirus pandemic (“COVID-19”), the Company's Real Estate segment, including Douglas Elliman, has commenced a restructuring by realigning its administrative support function and office locations as well as adjusting its business model to more efficiently serve its clients. This included a reduction of staff by approximately 25% at Douglas Elliman.
The following table summarizes amounts expensed for the year ended December 31, 2020:

Year Ended December 31, 2020
Cash Charges:
Employee severance and benefits	$1,875
Other restructuring expenses	293
2,168
Non-Cash:
Loss on fixed assets associated with consolidation of sales offices	1,214

Total restructuring charges	$3,382

All amounts expensed for the year ended December 31, 2020 are included as Restructuring charges in the Company’s consolidated statements of operations and are all attributable to the Company’s Real Estate segment.
Employee severance and benefits expensed for the year ended December 31, 2020 relate entirely to a reduction in administrative positions.
The following table presents the activity under the Real Estate segment restructuring plan for the year ended December 31, 2020:

	Employee Severance and Benefits	Other	Non-Cash Loss on Fixed Assets	Total
Accrual balance as of January 1, 2020	$—	$—	$—	$—
Restructuring charges	1,875	293	1,214	3,382
Utilized	(1,875)	(293)	(1,214)	(3,382)
Accrual balance as of December 31, 2020	$—	$—	$—	$—
(w) Other, Net:
Other, net consisted of:

	Year Ended
	December 31,
	2020	2019	2018
Interest and dividend income	$6,074	$12,590	$11,349
Net gains (losses) recognized on investment securities	1,818	7,440	(9,570)
Net periodic benefit cost other than the service costs	(3,618)	(2,298)	(1,020)
Credit loss expense	(12,828)	—	—
Other income	3,098	3,573	4
Other, net	$(5,456)	$21,305	$763

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(x) Other Assets:
Other assets consisted of:

	December 31, 2020	December 31, 2019
Restricted assets	$3,456	$5,241
Prepaid pension costs	35,209	31,686
Contract assets, net	24,002	18,443
Other assets	32,359	48,778
Total other assets	$95,026	$104,148
(y) Other Current Liabilities:
Other current liabilities consisted of:

	December 31, 2020	December 31, 2019
Accounts payable	$12,846	$10,222
Accrued promotional expenses	45,579	35,900
Accrued excise and payroll taxes payable, net	13,849	18,653
Accrued interest	31,624	35,756
Commissions payable	25,615	18,378
Accrued salaries and benefits	27,104	29,464
Contract liabilities	7,633	9,358
Allowance for sales returns	7,356	7,785
Other current liabilities	27,331	23,801
Total other current liabilities	$198,937	$189,317
(z) New Accounting Pronouncements:
In March 2020, the Securities and Exchange Commission (“SEC”) adopted final rules that amend the financial disclosure requirement for guarantors of registered debt securities in Rule 3-10 of Regulation S-X. The new Rule 13-01 of Regulation S-X amends and streamlines the disclosures required by guarantors and issuers of guaranteed securities. Among other things, the new disclosures may be located outside the financial statements. The new rule is effective January 4, 2021, and early adoption is permitted. The Company elected to early adopt the new rule on September 30, 2020. Accordingly, the revised condensed consolidating financial information is presented in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Accounting Standards Updates (“ASU”) adopted in 2020:
In October 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance requires indirect interests held through related parties under common control arrangements be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of this update did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 eliminates the requirement to disclose the amounts in accumulated other comprehensive income

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expected to be recognized as part of net periodic benefit cost over the next year. The ASU also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. ASU 2018-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. The Company’s early adoption of ASU 2018-14 impacted financial statement disclosure and had no impact on operating results.
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
The ASU introduces a new accounting model, the Current Expected Credit Losses model (CECL), which requires earlier recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for notes and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaced the previous impairment models in U.S. GAAP, which generally required that a loss be incurred before it is recognized. The new standard applies to receivables arising from revenue transactions such as contract assets and accounts receivables. The adoption of this standard resulted in an increase in stockholders’ deficiency of $2,263, net of tax, attributed to commercial real estate term loans allowance for credit losses of $3,100 as of January 1, 2020. See Note 3.
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
ASUs to be adopted in future periods:
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, and clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective for all entities for contract modifications beginning March 12, 2020 and can be applied prospectively through December 31, 2022. The Company has not yet determined the extent to which it will utilize these expedients and exceptions should a modification occur. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
Tobacco sales: Revenue from cigarette sales, which include federal excise taxes billed to customers, is recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records a liability for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the consolidated balance sheets. The liability for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on the Company’s consolidated balance sheets. The Company accounts for shipping and handling costs as fulfillment costs as part of cost of sales.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Year Ended
	December 31,
	2020	2019	2018
Tobacco Segment Revenues:
Core Discount Brands - Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select and Eve	$1,133,660	$1,040,419	$1,026,370
Other Brands	70,841	74,421	84,724
Total tobacco revenues	$1,204,501	$1,114,840	$1,111,094
In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Year Ended December 31, 2020
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission brokerage income	$687,746	$186,229	$204,814	$160,404	$136,299
Development marketing	47,362	24,590	—	22,081	691
Property management revenue	35,115	34,209	906	—	—
Title fees	3,764	2,047	1,717	—	—
Total Douglas Elliman revenue	773,987	247,075	207,437	182,485	136,990
Other real estate revenues	24,181	—	20,500	—	3,681
Total real estate revenues	$798,168	$247,075	$227,937	$182,485	$140,671

	Year Ended December 31, 2019
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission brokerage income	$669,489	$293,009	$164,724	$106,587	$105,169
Development marketing	72,925	48,850	—	19,594	4,481
Property management revenue	35,461	34,741	720	—	—
Title fees	6,233	—	6,233	—	—
Total Douglas Elliman revenue	784,108	376,600	171,677	126,181	109,650
Other real estate revenues	4,763	—	—	—	4,763
Total real estate revenues	$788,871	$376,600	$171,677	$126,181	$114,413

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2018
	Total	New York City	Northeast	Southeast	West
Real Estate Segment Revenues:
Commission brokerage income	$651,171	$285,325	$166,100	$99,720	$100,026
Development marketing	64,287	48,072	252	15,068	895
Property management revenue	33,350	32,635	715	—	—
Title fees	5,281	—	5,281	—	—
Total Douglas Elliman revenue	754,089	366,032	172,348	114,788	100,921
Other real estate revenues	5,079	—	—	—	5,079
Total real estate revenues	$759,168	$366,032	$172,348	$114,788	$106,000
Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	December 31, 2020	December 31, 2019

Receivables, which are included in accounts receivable - trade, net	$1,520	$2,129
Contract assets, net, which are included in other current assets	6,529	8,766
Payables, which are included in other current liabilities	1,113	1,663
Contract liabilities, which are included in other current liabilities	7,633	9,358
Contract assets, net, which are included in other assets	24,002	18,443
Contract liabilities, which are included in other liabilities	32,104	29,045

Receivables and payables relate to commission receivables and commissions payable from the Real Estate commercial leasing contracts for which the performance obligation has been satisfied, have extended payment terms and are expected to be received and paid in the next twelve months. Receivables decreased $609 for the twelve-month period ended December 31, 2020 primarily due to cash collections of $1,911 offset by revenue accrued as performance obligations are satisfied. Correspondingly, payables declined by $550 primarily due to cash payments of $1,398 offset by additional expense accruals as performance obligations are satisfied.
Contract assets increased by $3,322 during the year ended December 31, 2020 due to $21,067 of payments made for direct fulfillment costs incurred in advance of the satisfaction of the performance obligations for Real Estate development marketing contracts, offset by costs recognized for units closed during the quarter.
Contract liabilities relate to payments received in advance of the performance obligations being satisfied under the Real Estate development marketing contracts and are recognized as revenue at the points in time when the Company performs under the contracts. Performance obligations related to the Real Estate development marketing contracts are considered satisfied when each unit is closed. Development marketing projects tend to span four to six years from the time the Company enters into the contract with the developer to the time that all of the sales of the units in a subject property are closed. The timing for sales closings are dependent upon several external factors outside the Company’s control, including but not limited to, economic factors, seller and buyer actions, construction timing and other real estate market factors. Accordingly, all contract liabilities and contract costs associated with development marketing are considered long-term until closing dates for unit sales are scheduled. As of December 31, 2020, the Company estimates approximately $7,633 of contract liabilities will be recognized as revenue within the next twelve months.
Contract liabilities increased by $1,334 during the year ended December 31, 2020 due to $24,821 of advance payments received from customer prior to the satisfaction of performance obligations for Real Estate development marketing contracts, offset by revenue recognized for units sold during the year. The Company recognized revenue of $8,846 for the year ended December 31, 2020 that were included in the contract liabilities balances at December 31, 2019. The Company recognized revenue of $14,973 for the year ended December 31, 2019 that were included in the contract balances at December 31, 2018. The Company recognized revenue of $12,135 for the year ended December 31, 2018 that were included in the contract balances at January 1, 2018.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Topic 606 requires an entity to disclose the revenue recognized in the reporting period from performance obligations satisfied (or partially satisfied) in previous periods (for example, due to changes in transaction price). There were no revenues recognized relating to performance obligations satisfied or partially satisfied in prior periods for the years ended December 31, 2020, 2019 and 2018 , respectively.

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
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of January 1, 2020 and December 31, 2020.
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the consolidated balance sheets, net of an allowance for credit losses. The Company historically estimated its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, and historical experience of collections from the individual agents. Based on the Company’s historical credit losses on receivables from agents, current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market), it was determined that the requirements of ASU No. 2016-13 did not result in a material impact on the Company’s allowance for credit losses as of January 1, 2020 of $6,132. The Company estimated that the credit losses for these receivables were $7,038 at December 31, 2020.
Term loan receivables: New Valley provides term loans to real estate developers, which are included in Other assets on the consolidated balance sheets. New Valley had two loans with a total amortized cost basis of $15,928 and $15,276, including accrued interest receivable of $6,428 and $5,776 at December 31, 2020 and December 31, 2019, respectively, and have maturities in 2021 and beyond. The loans are secured by guarantees and are evaluated individually. Because New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. New Valley’s expected credit loss estimate was $3,100 as of adoption (January 1, 2020). New Valley’s expected credit loss estimates was $15,928 as of December 31, 2020 and this amount reflected changes in market conditions as of December 31, 2020 due to changes in the real estate development market in 2020.
The adoption of this standard did not have a material impact on the debt securities available for sale portfolio.
The following is the rollforward of the allowance for credit losses for the year ended December 31, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	December 31, 2020
Allowance for credit losses:
Real estate broker agent receivables	$6,132	$1,460	(1)	$554	$—	7,038

New Valley term loan receivables	3,100	12,828	(2)	—	—	15,928
_____________________________
(1)The bad debt expense related to the real estate broker agent receivables is included in Operating, selling, administrative and general expenses on the consolidated statements of operations.
(2)The credit losses related to the New Valley term loan receivables are included in Other, net on the consolidated statements of operations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    EARNINGS PER SHARE
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividends distributed to Company stockholders on September 29, 2019 and September 27, 2018. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividends. The dividends were recorded at par value of $703 in 2019 and $671 in 2018, since the Company did not have retained earnings in each of the aforementioned years. In connection with the 5% stock dividends, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly. On November 5, 2019, the Company announced that its board of directors decided that the Company will no longer pay an annual stock dividend.
For purposes of calculating basic earnings per share (“EPS”), net income available to common stockholders attributed to Vector Group Ltd. for the period is reduced by the contingent interest and the non-cash interest expense associated with the discounts created by the beneficial conversion features and embedded derivatives related to the Company’s convertible debt issued. The convertible debt issued by the Company are participating securities due to the contingent interest feature and had no impact on EPS for the years ended December 31, 2020, 2019 and 2018 as the dividends on the common stock reduced earnings available to common stockholders so there were no unallocated earnings.
As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($3,684, $8,967, and $8,696, for the years ended December 31, 2020, 2019 and 2018, respectively) on these options as reductions in additional paid-in-capital on the Company’s consolidated balance sheets. The Company included the income tax benefit associated with the dividend equivalent rights as a component of income tax expense due to the adoption of ASU 2016-09. As a result, in its calculation of basic EPS for the years ended December 31, 2020, 2019 and 2018, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:

	For the year ended December 31,
	2020	2019	2018
Net income attributed to Vector Group Ltd.	$92,938	$100,974	$58,105
Income attributable to participating securities	(2,560)	(7,464)	(7,016)
Net income available to common stockholders attributed to Vector Group Ltd.	$90,378	$93,510	$51,089
Basic EPS is computed by dividing net income available to common stockholders attributed to Vector Group Ltd. by the weighted-average number of shares outstanding, which includes vested restricted stock.

Net income for purposes of determining diluted EPS was as follows:

	For the year ended December 31,
	2020	2019	2018
Net income attributed to Vector Group Ltd.	$92,938	$100,974	$58,105
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	(1,255)	—
Income attributable to participating securities	(2,560)	(7,464)	(7,016)
Net income available to common stockholders attributed to Vector Group Ltd.	$90,378	$92,255	$51,089
Basic and diluted EPS were calculated using the following common shares for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018
Weighted-average shares for basic EPS	150,216,141	146,633,036	146,362,270
Plus incremental shares related to convertible debt	—	718,918	—
Plus incremental shares related to stock options and non-vested restricted stock	34,812	16,509	122,542
Weighted-average shares for diluted EPS	150,250,953	147,368,463	146,484,812

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2020, 2019 and 2018, but were not included in the computation of diluted EPS because the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2020	2019	2018
Weighted-average shares of non-vested restricted stock	520,936	1,207,366	—
Weighted-average expense per share	$19.54	$17.97	$—
Weighted-average number of shares issuable upon conversion of debt	2,423,719	11,118,139	30,212,414
Weighted-average conversion price	$20.27	$20.27	$16.14

5.    LEASES
Leasing Accounting Pronouncement Adoption
On January 1, 2019, the Company adopted ASU No. 2016-02 - Leases (Topic 842) applying the modified retrospective method and the option presented under ASU 2018-11 to transition only active leases as of January 1, 2019 with a cumulative effect adjustment as of that date. All comparative periods prior to January 1, 2019 retain the financial reporting and disclosure requirements of ASC 840. The Company elected the package of practical expedients permitted under the transition guidance within the new standard. The package of three expedients includes: 1) the ability to carry forward the historical lease classification, 2) the elimination of the requirement to reassess whether existing or expired agreements contain leases, and 3) the elimination of the requirement to reassess initial direct costs. The Company also elected the practical expedient related to short-term leases without purchase options reasonably certain to exercise, allowing it to exclude leases with terms of less than 12 months from capitalization for all asset classes. The Company did not elect the hindsight practical expedient when determining the lease terms. The adoption of the new standard resulted in the recording of ROU assets and lease liabilities of $128,890 and $153,676, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities reflects the reclassification of historical deferred rent balances of approximately $22,881, and tenant improvement receivable of $355 as adjustments to the ROU asset balances, and an adjustment that increased accumulated deficit by $1,550 to recognize the impairment in ROU assets for asset groups previously identified as being impaired. The standard did not materially impact the Company’s consolidated net earnings and had no impact on cash flows. The new standard had no material impact on liquidity and had no impact on the Company’s debt-covenant compliance under its current debt agreements.
Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The leases have remaining lease terms of one year to 12 years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense were as follows:

	Year Ended December 31,
	2020	2019
Operating lease cost	$37,498	$37,817
Short-term lease cost	1,261	1,379
Variable lease cost	2,838	3,149

Finance lease cost:
Amortization	111	224
Interest on lease liabilities	14	15
Total lease cost	$41,722	$42,584
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$26,235	$37,684
Operating cash flows from finance leases	14	15
Financing cash flows from finance leases	102	217

ROU assets obtained in exchange for lease obligations:
Operating leases	16,275	41,776
Finance leases	60	159

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2020	2019
Operating leases:
Operating lease right-of-use assets	$145,356	$149,578

Current operating lease liability	$27,207	$18,294
Non-current operating lease liability	154,199	156,963
Total operating lease liabilities	$181,406	$175,257

Finance leases:
Investments in real estate, net (1)	$62	$88

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(44)	(19)
Property and equipment, net	$83	$108

Current portion of notes payable and long-term debt	$57	$86
Notes payable, long-term debt and other obligations, less current portion	96	108
Total finance lease liabilities	$153	$194

Weighted average remaining lease term in years:
Operating leases	7.87	8.46
Finance leases	2.71	3.01

Weighted average discount rate:
Operating leases	9.26%	10.75%
Finance leases	7.82%	8.61%
_____________________________
(1)Included in Investments in real estate, net on the consolidated balance sheets are finance lease equipment, at a cost of $748 and $762 and accumulated amortization of $686 and $674 as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
2021	$43,313	$66
2022	37,998	61
2023	33,200	35
2024	27,256	8
2025	22,108	—
Thereafter	96,730	—
Total lease payments	260,605	170
Less imputed interest	(79,199)	(17)
Total	$181,406	$153

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company has one lease for office space wherein the lessor is an affiliate of a significant shareholder of the Company. This lease represents $948 of the ROU asset balances and $1,009 of lease liability balances as of December 31, 2020. The rent expense for this lease was approximately $458 for the year ended December 31, 2020.
As of December 31, 2020, the Company had $2,320 in undiscounted lease payments relating to several operating leases for equipment that have not yet commenced. The operating leases will commence in the first and second quarter of 2021 with lease terms ranging from 2 years to 3 years.
The Company’s rental expense for the years ended December 31, 2020, 2019 and 2018 was $37,509, $38,577 and $38,893, respectively. Rent expense for the year ended December 31, 2020 consisted of $20,497 of amortization and $17,012 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2019 consisted of $21,088 of amortization and impairment of ROU assets and $17,489 of lease expense for interest accretion on operating lease liabilities.
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
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords mostly in the form of rent deferrals and a few in the form of rent abatements during the year ended December 31, 2020. The Company elected to treat these deferrals and abatements as lease modifications and the existing lease liabilities were remeasured with a corresponding adjustment to the right-of-use asset on the effective date of the modification. The deferrals varied as to the timing of repayment and all agreements required repayment of the deferrals over the remaining lease terms.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.    INVESTMENT SECURITIES
Investment securities at fair value consisted of the following:

	December 31, 2020	December 31, 2019
Debt securities available for sale	$91,204	$83,445

Equity securities at fair value:
Marketable equity securities	21,155	23,819
Mutual funds invested in debt securities	23,226	22,377
Long-term investment securities at fair value (1)	34,218	45,781
Total equity securities at fair value	78,599	91,977

Total investment securities at fair value	169,803	175,422
Less:
Long-term investment securities at fair value (1)	34,218	45,781
Current investment securities at fair value	135,585	129,641

Long-term investment securities at fair value (1)	34,218	45,781
Equity-method investments	18,310	15,942
Total long-term investments	$52,528	$61,723
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
Net gains (losses) recognized on investment securities were as follows:

	Year Ended December 31,
	2020	2019	2018
Net gains (losses) recognized on equity securities at fair value	$2,123	$7,320	$(8,449)
Net gains (losses) recognized on debt and equity securities available for sale	110	135	(34)
Impairment expense	(415)	(15)	(1,087)
Net gains (losses) recognized on investment securities	$1,818	$7,440	$(9,570)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at December 31, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$90,621	$583	$—	$91,204
The table below summarizes the maturity dates of debt securities available for sale at December 31, 2020.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$19,200	$16,000	$3,200	$—
Corporate securities	52,434	27,812	24,622	—
U.S. mortgage-backed securities	10,484	2,882	7,602	—
Commercial paper	9,086	9,086	—	—
Total debt securities available for sale by maturity dates	$91,204	$55,780	$35,424	$—

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of debt securities available for sale at December 31, 2019 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$82,714	$731	$—	$83,445
There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at December 31, 2020 and 2019, respectively.
Gross realized gains and losses recognized on debt securities available for sale were as follows:

	Year Ended December 31,
	2020	2019	2018
Gross realized gains on sales	$329	$144	$4
Gross realized losses on sales	(219)	(9)	(38)
Net gains (losses) recognized on debt securities available for sale	$110	$135	$(34)

Impairment expense	$(415)	$(15)	$(1,087)
Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.
(b) Equity Securities at Fair Value:
The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
	2020	2019	2018
Net gains (losses) recognized on equity securities	$2,123	$7,320	$(8,449)
Less: Net (losses) gains recognized on equity securities sold	(121)	1,526	(808)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$2,244	$5,794	$(7,641)

The Company’s mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 18. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $2,077 related to long-term investment securities at fair value as of December 31, 2020.
The Company received cash distributions of $32,676 as of December 31, 2020, of which $32,572 were classified as investing cash inflows. The Company received cash distributions of $8,320 and recorded $8,502 of in-transit redemptions as of December 31, 2019. $8,256 of total cash distributions received was classified as investing cash inflows. The Company received cash distributions of $13,952 as of December 31, 2018, all of which were classified as investing cash inflows.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at December 31, 2020 and 2019, respectively. The total carrying value of these investments was $5,200 and $6,200 and was included in “Other assets” on the consolidated balance sheets at December 31, 2020 and 2019, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the years ended December 31, 2020, 2019 and 2018, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(d) Equity-Method Investments:
Equity-method investments consisted of the following:

	December 31, 2020	December 31, 2019
Mutual and hedge funds	$18,310	$15,509
Ladenburg Thalmann Financial Services Inc. (“LTS”)	—	433
Total equity-method investments	$18,310	$15,942
At December 31, 2020, the Company’s ownership percentages in the mutual and hedge funds accounted for under the equity method ranged from 6.18% to 37.04%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
On February 14, 2020, LTS was acquired pursuant to a cash tender offer of $3.50 per outstanding common share and, in connection therewith, the Company received proceeds of $53,169 in exchange for the Company’s 15,191,205 common shares of LTS. The Company also tendered 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) for redemption and received an additional $6,009 in March 2020.
On October 9, 2019, Castle Brands Inc. (“Castle”) was acquired pursuant to a cash tender offer of $1.27 per outstanding common share and, in connection therewith, the Company tendered the entire amount of its 12,895,017 common shares of Castle. The Company received and recognized a gain of $16,377 from the transaction.
See Note 17 Related Party Transactions for further discussion of the LTS and Castle investments.
Equity in earnings from investments were:

	December 31, 2020	December 31, 2019	December 31, 2018
Mutual fund and hedge funds	$2,844	$958	$1,761
Ladenburg Thalmann Financial Services Inc. (“LTS”)	53,424	(410)	1,297
Castle Brands Inc. (“Castle”)	—	16,452	100
Equity in earnings from investments	$56,268	$17,000	$3,158

The Company received total cash distributions of $54,089 ($53,901, net of reinvested dividends), $17,875 and $7,007 from the Company’s equity-method investments in 2020, 2019 and 2018, respectively. The cash distributions of $53,901 in 2020 were classified as operating cash inflows. The cash distributions of $17,875 in 2019 were classified as operating cash inflows. Of the $7,007 of cash distributions received in 2018, $5,535 were classified as investing cash inflows and the remaining $1,472 were classified as operating cash inflows.
(e) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the mutual fund and hedge funds.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020	December 31, 2019
Investment securities	$486,390	$210,685
Cash and cash equivalents	7,126	26,088
Other assets	41,004	1,861
Total assets	$534,520	$238,634

Other liabilities	$230,237	$85,623
Total liabilities	230,237	85,623
Partners’ capital	304,283	153,011
Total liabilities and partners’ capital	$534,520	$238,634

	Year Ended December 31,
	2020	2019	2018
Investment income	$1,779	$2,834	$549
Expenses	9,300	6,756	861
Net investment loss	(7,521)	(3,922)	(312)
Total net realized gain (loss) and net change in unrealized depreciation from investments	123,381	18,822	(5,781)
Net increase (decrease) in partners’ capital resulting from operations	$115,860	$14,900	$(6,093)

Pursuant to Rule 4-08(g), the following summarized financial data is presented for LTS. The Company accounts for its investment in LTS using a three-month lag reporting period.

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$—	$251,033
Receivables from clearing brokers, note receivable and other receivable, net	—	175,600
Goodwill and intangible assets, net	—	188,975
Other assets	—	202,516
Total assets	$—	$818,124

Accrued compensation, commissions and fees payable	$—	$142,875
Accounts payable and accrued liabilities	—	37,197
Notes payable, net of $0 and $5,881 unamortized discount in 2020 and 2019, respectively	—	315,898
Other liabilities	—	73,380
Total liabilities	—	569,350
Preferred stock	—	2
Common stock	—	15
Additional paid-in capital	—	317,735
Accumulated deficit	—	(68,971)
Total controlling shareholders’ equity	—	248,781
Non-controlling interest	—	(7)
Total shareholders’ equity	—	248,774
Total liabilities and shareholders’ equity	$—	$818,124
(1) The table above presents the nature and amounts of the major components of assets and liabilities, along with information regarding redeemable stock and non-controlling interest.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended	Twelve Months Ended
	December 31,	September 30,
	2019	2019	2018
Revenues	$395,735	$1,428,688	$1,380,031
Expenses	394,992	1,385,699	1,345,768
Income before other items	743	42,989	34,263
Change in fair value of contingent consideration	(374)	(363)	(232)
Income from continuing operations	369	42,626	34,031
Net income	$508	$31,779	$30,858

7.    INVENTORIES
Inventories consist of:

	December 31, 2020	December 31, 2019
Leaf tobacco	$42,988	$44,516
Other raw materials	5,987	4,669
Work-in-process	520	333
Finished goods	68,781	71,183
Inventories at current cost	118,276	120,701
LIFO adjustments	(20,731)	(21,939)
	$97,545	$98,762
All of the Company’s inventories as of December 31, 2020 and 2019 have been reported under the LIFO method. The $20,731 LIFO adjustment as of December 31, 2020 decreases the current cost of inventories by $14,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process, and $6,092 for Finished goods. The $21,939 LIFO adjustment as of December 31, 2019 decreased the current cost of inventories by $15,210 for Leaf tobacco, $182 for Other raw materials, $24 for Work-in-process, and $6,523 for Finished goods. Cost of goods sold was reduced by $1,222 and $46 for the years ended December 31, 2020 and December 31, 2019, respectively, due to liquidations of LIFO inventories.
The amount of capitalized MSA cost in “Finished goods” inventory was $21,120 and $20,472 as of December 31, 2020 and 2019, respectively. Federal excise tax capitalized in inventory was $27,683 and $27,676 as of December 31, 2020 and 2019, respectively.
At December 31, 2020, Liggett had tobacco purchase commitments of approximately $14,903. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:

	December 31, 2020	December 31, 2019
Land and improvements	$1,624	$1,624
Buildings	17,772	17,733
Machinery and equipment	204,194	202,667
Leasehold improvements	53,444	52,652
	277,034	274,676
Less accumulated depreciation and amortization	(199,046)	(192,516)
	$77,988	$82,160
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2020, 2019 and 2018 was $17,465, $24,196 and $17,506, respectively.
The Company, through Liggett, had future machinery and equipment purchase commitments of $2,870 at December 31, 2020.

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
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	December 31, 2020	December 31, 2019
Condominium and Mixed Use Development:
New York City SMSA	3.1%- 46.7%	$30,465	$51,078
All other U.S. areas	19.6% - 77.8%	37,773	55,842
		68,238	106,920
Apartment Buildings:
All other U.S. areas	7.6%	—	—
		—	—
Hotels:
New York City SMSA	0.4% - 15.7%	2,629	2,462
International	49.0%	1,852	2,161
		4,481	4,623
Commercial:
New York City SMSA	49.0%	2,591	1,852
All other U.S. areas	1.6%	7,084	7,634
		9,675	9,486

Other	15.0% - 49.0%	3,006	10,527
Investments in real estate ventures		$85,400	$131,556
_____________________________
(1)The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.
Contributions
New Valley made contributions to its investments in real estate ventures as follows:

	December 31, 2020	December 31, 2019
Condominium and Mixed Use Development:
New York City SMSA	$1,805	$21,760
All other U.S. areas	11,140	29,993
	12,945	51,753
Apartment Buildings:
All other U.S. areas	284	—
	284	—
Hotels:
New York City SMSA	1,169	172
	1,169	172

Other	524	604
Total contributions	$14,922	$52,529

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2020 and 2019. New Valley’s direct investment percentage for these ventures did not materially change.
Distributions
New Valley received distributions from its investments in real estate ventures as follows:

	December 31, 2020	December 31, 2019
Condominium and Mixed Use Development:
New York City SMSA	$1,819	$7,955
All other U.S. areas	18,188	1,279
	20,007	9,234
Apartment Buildings:
All other U.S. areas	—	79
	—	79
Hotels:
New York City SMSA	—	21,572
International	—	215
	—	21,787
Commercial:
New York City SMSA	601	16
All other U.S. areas	113	250
	714	266

Other	30	16,962
Total distributions	$20,751	$48,328
Of the distributions received by New Valley from its investment in real estate ventures, $1,933 and $7,028 were from distributions of earnings and $18,818 and $41,300 were a return of capital for the years ended December 31, 2020 and 2019, respectively. Distributions from earnings are included in cash from operations in the consolidated statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity in (Losses) Earnings from Real Estate Ventures
New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Year Ended December 31,
	2020	2019	2018
Condominium and Mixed Use Development:
New York City SMSA	$(17,167)	$(31,011)	$(923)
All other U.S. areas	(16,578)	(6,467)	(1,063)
	(33,745)	(37,478)	(1,986)
Apartment Buildings:
New York City SMSA	—	—	17,467
All other U.S. areas	(284)	79	164
	(284)	79	17,631
Hotels:
New York City SMSA	(3,248)	8,081	(2,727)
International	(308)	41	(246)
	(3,556)	8,122	(2,973)
Commercial:
New York City SMSA	1,340	1	(562)
All other U.S. areas	(437)	773	1,608
	903	774	1,046

Other	(8,016)	9,215	728
Total equity in (losses) earnings from real estate ventures	$(44,698)	$(19,288)	$14,446

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of five New York City SMSA and one All other U.S. areas Condominium and Mixed Use Development ventures were less than their carrying value for the year ended December 31, 2020. The Company determined that the impairments were other than temporary. The Company recorded impairment charges as a component of equity in losses from real estate ventures of $16,513 for the year ended December 31, 2020.
During the Company’s 2019 assessment of the carrying values of its investments in real estate ventures, the Company had determined that the fair value of six New York City SMSA and one All other U.S. areas Condominium and Mixed Use Development ventures were less than their carrying value as of December 31, 2019. The Company determined that the impairments were other than temporary and recorded impairment charges of $39,757 of which $39,717 was attributed to the Company for the year ended December 31, 2019.
During the Company’s 2018 assessment of the carrying values of its investments in real estate ventures, the Company had determined that the fair value of a New York City SMSA Hotel venture was less than its carrying value as of December 31, 2018. The Company determined that the impairment was other than temporary and recorded an impairment charge of $10,174 of which $8,467 was attributed to the Company for the year ended December 31, 2018.
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
On November 1, 2019, Douglas Elliman sold its 50.0% interest in Innova Risk Management, an insurance brokerage company. Douglas Elliman received $8,732 in cash in November 2019 and may receive an additional $1,000 in a potential earn out over a two-year period that started on January 1, 2020.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In 2018, the Company’s New York City SMSA Apartment Building venture sold a building. In 2019, the venture sold its remaining parcel of land. The Company recognized equity in earnings from the venture of $740 and $17,467 for the years ended December 31, 2019 and 2018, respectively. The Company received cash distributions of $2,524 and $27,569 from the venture for the years ended December 31, 2019 and 2018. As of December 31, 2020, the venture had a carrying value of $0.
Investment in Real Estate Ventures Entered Into During 2020
In November 2020, New Valley contributed its ownership interest in Unit TH-B, a townhouse located in Manhattan, NY with a carrying value of $2,349 for an approximate 46.7% interest in NV/Joy Beach THB LLC. New Valley received Unit TH-B as part of a liquidating distribution from the 11 Beach Street project. The new joint venture plans to own, maintain and sell Unit TH-B. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in NV/Joy Beach THB LLC was $2,349 at December 31, 2020.
In December 2020, New Valley invested $4,109 for an approximate 50.0% interest in Levari RC JV LLC. The joint venture plans to develop and market 15 luxury villa residences which are part of the Ritz-Carlton Residences in Miami Beach. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Levari RC JV LLC was $4,109 at December 31, 2020.
VIE Consideration
It was determined that New Valley is the primary beneficiary of two ventures as New Valley controls the activities that most significantly impact economic performance of the entities. Therefore, New Valley consolidates these VIEs.
The carrying amount of the consolidated VIEs’ assets were $0 and $897 as of December 31, 2020 and 2019, respectively. Those assets are owned by the VIEs, not the Company. Neither of the consolidated VIEs had non-recourse liabilities as of December 31, 2020 and 2019. A VIE’s assets can only be used to settle obligations of that VIE. The VIEs are not guarantors of the Company’s senior notes and other debts payable.
For the remaining investments in real estate ventures, New Valley determined that the entities were VIEs but New Valley was not the primary beneficiary.
Maximum Exposure to Loss
New Valley’s maximum exposure to loss was as follows:

December 31, 2020
Condominium and Mixed Use Development:
New York City SMSA	$30,465
All other U.S. areas	37,773
68,238
Hotels:
New York City SMSA	2,629
International	1,852
4,481
Commercial:
New York City SMSA	2,591
All other U.S. areas	7,084
9,675
Other	16,581
Total maximum exposure to loss	$98,975
New Valley capitalized $4,003 and $5,480 of interests costs into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2020 and December 31, 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $10,783, $18,952 and $20,118 from these projects for the years ended December 31, 2020, 2019 and 2018, respectively.
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
The Company believes that as of December 31, 2020, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). In two of New Valley’s projects, New Valley has additional capital commitments of $13,575 as of December 31, 2020. The recourse additional capital commitments are included in the calculation of New Valley’s maximum exposure to loss in the table above.
(c) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Other Condominium and Mixed Use Development, Apartment Buildings, Hotels, Commercial and Other.
Other Condominium and Mixed Use Development:

	Year Ended December 31,
	2020	2019	2018
Income Statements
Revenue	$386,859	$208,767	$394,457
Cost of goods sold	302,234	76,162	95,873
Other expenses	270,642	149,014	186,261
(Loss) income from continuing operations	$(186,017)	$(16,409)	$112,323

	December 31, 2020	December 31, 2019
Balance Sheets
Investment in real estate	$4,465,118	$4,079,125
Total assets	4,551,788	4,155,625
Total debt	3,569,361	3,057,005
Total liabilities	3,921,492	3,444,868
Non-controlling interest	83,807	123,736

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Apartment Buildings:

	Year Ended December 31,
	2020	2019	2018
Income Statements
Revenue	$65,808	$70,862	$44,366
Other expenses	63,705	67,094	105,899
Income (loss) from continuing operations	$2,103	$3,768	$(61,533)

	December 31, 2020	December 31, 2019
Balance Sheets
Investment in real estate	$544,610	$545,400
Total assets	563,523	562,879
Total debt	392,324	402,526
Total liabilities	399,269	410,723
Non-controlling interest	123,273	114,193
Hotels:

	Year Ended December 31,
	2020	2019	2018
Income Statements
Revenue	$130,742	$147,446	$171,949
Cost of goods sold	2,671	5,399	4,522
Other expenses	256,973	220,045	268,007
Loss from continuing operations	$(128,902)	$(77,998)	$(100,580)

	December 31, 2020	December 31, 2019
Balance Sheets
Investment in real estate	$1,489,085	$1,017,810
Total assets	1,575,800	1,133,697
Total debt	1,071,445	778,194
Total liabilities	1,143,419	816,118
Non-controlling interest	427,439	284,298
Commercial:

	Year Ended December 31,
	2020	2019	2018
Income Statements
Revenue	$7,911	$7,821	$7,688
Equity in (losses) earnings	(13,671)	24,159	49,085
Other expenses	4,740	7,724	11,647
(Loss) income from continuing operations	$(10,500)	$24,256	$45,126

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2020	December 31, 2019
Balance Sheets
Investment in real estate	$51,487	$52,384
Total assets	70,270	70,169
Total debt	55,625	55,625
Total liabilities	55,199	54,342
Other:

	Year Ended December 31,
	2020	2019	2018
Income Statements
Revenue	$571	$390,478	$19,448
Cost of Goods Sold	—	220,316	—
Other expenses	48,633	155,257	32,739
(Loss) income from continuing operations	$(48,062)	$14,905	$(13,291)

	December 31, 2020	December 31, 2019
Balance Sheets
Investment in real estate	$1,216,819	$1,054,134
Total assets	1,237,794	1,192,149
Total debt	722,930	671,845
Total liabilities	903,196	850,587
Non-controlling interest	272,196	263,438
(d) Investments in real estate, net:
The components of “Investments in real estate, net” were as follows:

	December 31, 2020	December 31, 2019
Escena, net	$9,735	$9,972
Townhome A (11 Beach Street)	5,896	—
Sagaponack	—	18,345
Investment in real estate, net	$15,631	$28,317
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
The assets have been classified as an “Investments in real estate, net” on the Company’s consolidated balance sheets and the components were as follows:

	December 31, 2020	December 31, 2019
Land and land improvements	$8,911	$8,910
Building and building improvements	1,926	1,926
Other	1,672	1,659
	12,509	12,495
Less accumulated depreciation	(2,774)	(2,523)
	$9,735	$9,972

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recorded an operating loss of $735, $862 and $576 for the years ended December 31, 2020, 2019 and 2018, respectively, from Escena.
Investment in Sagaponack. In April 2015, New Valley invested $12,502 in a residential real estate project located in Sagaponack, NY. In August 2020, New Valley sold the project for $20,500 and recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sales were presented as revenues and the cost of the investment as cost of goods sold on the consolidated statements of operations.
Townhome A (11 Beach Street). In November 2020, New Valley received, as part of a liquidating distribution from a real estate joint venture, Unit TH-A, a townhouse located in Manhattan, NY. The unit is wholly owned and the balances are included in the consolidated financial statements of the Company. As of December 31, 2020, the carrying value of Unit TH-A was $5,896 and consisted of the value assigned to the unit as part of the distribution and acquisition costs.
Real Estate Market Conditions. Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS
The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2020	December 31, 2019
Goodwill	$31,756	$78,008

Indefinite-life intangibles:
Intangible asset associated with benefit under the MSA	107,511	107,511
Trademark - Douglas Elliman	68,000	80,000

Intangibles with a finite life, net	310	474

Total goodwill and other intangible assets, net	$207,577	$265,993

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
For the goodwill testing, the Company utilized an income approach (a discounted cash flows method) to estimate the fair value of the Douglas Elliman business. The estimated fair value of the trademark indefinite-life intangible asset related to the Douglas Elliman brand name was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trade name.
The third-party quantitative assessments of the goodwill and trademark intangible asset reflected management’s assumptions regarding revenue growth rates, economic and market trends including current expectations of deterioration resulting from the COVID-19 pandemic, changes to cost structures and other expectations about the anticipated short-term and long-term operating results of Douglas Elliman. The quantitative assessments resulted in impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000 for the year ended December 31, 2020. The Company had accumulated impairment charges to goodwill of $46,252 and to the trademark intangible asset of $12,000 as of December 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company performed its impairment test for the year ended December 31, 2020, which did not result in additional impairment charges related to the Company’s goodwill. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more severe than expected, additional impairment charges could result in future periods, and such impairment charges could be material.
Other intangible assets and contract liabilities assumed were as follows:

	Useful Lives in Years	December 31, 2020	December 31, 2019
Intangible asset associated with benefit under the MSA	Indefinite	$107,511	$107,511

Trademark - Douglas Elliman	Indefinite	68,000	80,000

Other intangibles	1 - 5	4,689	4,689
		4,689	4,689
Less: Accumulated amortization on amortizable intangibles		(4,379)	(4,215)
Other intangibles, net		$310	$474
The intangible asset associated with the benefit under the MSA relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco Inc.), acquired in April 2002, under the MSA, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
The fair value of the intangible asset associated with the benefit under the MSA is determined using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) and discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. The Company performed its impairment test for the year ended December 31, 2020 and no impairment was noted.
The trademark intangible is attributed to the acquisition of the Douglas Elliman brand name which the Company plans to continue using for the foreseeable future. The fair value of the intangible asset associated with the Douglas Elliman trademark is determined using a “relief from royalty payments” method. This approach involves two steps: (i) estimating reasonable royalty rates for its Douglas Elliman trademark and (ii) applying these royalty rates to a net sales stream and discounting the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of the trademark. The Company performed its impairment test for the year ended December 31, 2020, which did not result in additional impairment charges related to the Company’s trademark. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more severe than expected, additional impairment charges could result in future periods, and such impairment charges could be material.
As of December 31, 2020, other intangibles with finite lives included non-compete agreements recognized in prior business combinations. Other intangibles in prior periods included backlog and listing inventory for Development sales, and favorable and unfavorable leases arising from leases with terms that are less than or greater than market value assumed in the business combination.
For the years ended December 31, 2020, 2019, and 2018, respectively, amortization of other intangibles was $164, $182 and $806. For the year ended December 31, 2018, $1,175 was taken as rent expense for amortization of favorable leases, and $369 was taken as an offset to rent expense for amortization of unfavorable leases. The Company did not recognize rent expense for amortization of favorable or unfavorable leases in 2020 or 2019 due to the adoption of ASU 2016-02 - Leases (Topic 842) in 2019.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consisted of:

	December 31, 2020	December 31, 2019
Vector:
6.125% Senior Secured Notes due 2025	$850,000	$850,000
10.5% Senior Notes due 2026, net of unamortized discount of $3,040 and $3,392	551,960	551,608
5.5% Variable Interest Senior Convertible Debentures due 2020, net of unamortized discount of $0 and $5,276*	—	164,334
Liggett:
Revolving credit facility	—	34,952
Equipment loans	89	347
Other	25,484	30,146
Total notes payable, long-term debt and other obligations	1,427,533	1,631,387
Less:
Debt issuance costs	(21,247)	(24,902)
Total notes payable, long-term debt and other obligations	1,406,286	1,606,485
Less:
Current maturities	(12,557)	(209,269)
Amount due after one year	$1,393,729	$1,397,216
_____________________________
*    The fair value of the derivatives embedded within the 5.5% Variable Interest Senior Convertible Debentures ($4,999 at December 31, 2019) is separately classified as a derivative liability in the consolidated balance sheets.
Senior Notes - Vector:
6.125% Senior Secured Notes due 2025:
On January 27, 2017, the Company sold $850,000 in aggregate principal amount of its 6.125% Senior Secured Notes due 2025 in a private offering to qualified institutional investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”) contained in Rule 144A and Regulation S under the Securities Act.
The 6.125% Senior Secured Notes due 2025 paid interest on a semi-annual basis at a rate of 6.125% per year and had a maturity date of February 1, 2025. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company anticipates recording a loss on the extinguishment of debt of $21,362 in 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
The 6.125% Senior Secured Notes due 2025 were guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses. In addition, some of the guarantees were collateralized by first priority or second priority security interests in certain assets of some of the subsidiary guarantors, including their common stock, pursuant to security and pledge agreements.
5.75% Senior Secured Notes due 2029:
On January 28, 2021, the Company completed the sale of $875,000 in aggregate principal amount of its 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S under the Securities Act. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees payable by the Company in connection with the offering. The Company used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all of the Company’s outstanding 6.125% Senior Secured Notes due 2025,

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including accrued interest and premium thereon, and to pay fees and expenses in connection with the offering of the 5.75% Senior Secured Notes and the redemption of the 6.125% Secured Notes due 2025.
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before November 1, 2026, the final stated maturity date of the 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date.
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes were also guarantors under the Company’s outstanding 10.5% Senior Notes. The 5.75% Senior Secured Notes are not guaranteed by New Valley LLC, or any of the Company’s subsidiaries engaged in the Company’s real estate business conducted through its subsidiary, New Valley LLC. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the indenture and the security documents relating thereto. The Company does not provide any security for the 5.75% Senior Secured Notes.
As of December 31, 2020, the Company was in compliance with all debt covenants.
10.5% Senior Notes due 2026:
On November 2, 2018, the Company completed the sale of $325,000 in aggregate principal amount of its 10.5% Senior Notes to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S under the Securities Act. The aggregate net proceeds from the initial sale of the 10.5% Senior Notes were approximately $315,000 after deducting underwriting discounts, commissions, fees and offering expenses.
On November 18, 2019, the Company completed the sale of an additional $230,000 in aggregate principal amount of its 10.5% Senior Notes. The Company received net proceeds of approximately $220,400 after deducting underwriting discounts, commissions, fees and offering expenses. The Company used a portion of the net cash proceeds from the offering to retire the Company’s outstanding 5.5% Variable Interest Senior Convertible Notes in April 2020. As of December 31, 2020, the Company has outstanding $555,000 aggregate principal amount of its 10.5% Senior Notes.
The Company pays cash interest on the 10.5% Senior Notes at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year. The 10.5% Senior Notes mature on November 1, 2026.
The 10.5% Senior Notes are guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, and by DER Holdings LLC, through which the Company indirectly owns a 100% interest in Douglas Elliman.
As of December 31, 2020, the Company was in compliance with all debt covenants.
Variable Interest Senior Convertible Debt:
7.5% Variable Interest Senior Convertible Notes due 2019:
In November 2012, the Company sold $230,000 in aggregate principal amount of its 7.5% Variable Interest Senior Convertible Notes due 2019 (the “7.5% Convertible Notes”) in a public offering registered under the Securities Act. The notes matured on January 15, 2019 and the Company paid $230,000 of principal.
The 7.5% Convertible Notes paid interest on a quarterly basis at a rate of 2.50% per annum plus additional interest, which was based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt will be convertible on such record date. The notes were convertible into the Company’s common stock at the holder’s option.
5.5% Variable Interest Senior Convertible Notes due 2020:
On March 24, 2014, the Company completed the sale of $258,750 in aggregate principal amount of its 5.5% Variable Interest Convertible Senior Notes due 2020 (the “5.5% Convertible Notes”). The 5.5% Convertible Notes matured on April 15, 2020 and the Company paid $169,610 of principal.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 5.5% Convertible Notes paid interest on a quarterly basis at a rate of 1.75% per annum plus additional interest, which was based on the amount of cash dividends paid during the prior three-month period ending on the record date for such interest payment multiplied by the total number of shares of its common stock into which the debt was convertible on such record date. The notes were convertible into the Company’s common stock at the holder’s option.
Shares of Common Stock per $1,000 Principal Amount due on Convertible Notes:
The conversion rates for the convertible debt outstanding are summarized below:

	December 31, 2020		December 31, 2019
	Conversion Price	Shares per $1,000	Conversion Price	Shares per $1,000
5.5% Convertible Notes	$—	—	$20.27	49.3363
Embedded Derivatives on the Variable Interest Senior Convertible Debt:
The portion of the interest on the Company’s convertible debt which was computed by reference to the cash dividends paid on the Company’s common stock is considered an embedded derivative within the convertible debt, which the Company is required to separately value. In accordance with authoritative guidance on accounting for derivatives and hedging, the Company has bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability including using a third-party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative is then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives were reflected quarterly in the Company’s consolidated statements of operations as “Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative was contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is set forth in the following table:

	Year Ended December 31,
	2020	2019	2018
7.5% Convertible Notes	$—	$2,031	$39,845
5.5% Convertible Notes	4,053	16,481	15,924
Interest expense associated with embedded derivatives	$4,053	$18,512	$55,769
A summary of non-cash changes in fair value of derivatives embedded within convertible debt is set forth in the following table:

	Year Ended December 31,
	2020	2019	2018
7.5% Convertible Notes	$—	$6,635	$24,530
5.5% Convertible Notes	4,999	19,790	20,459
Gain on changes in fair value of derivatives embedded within convertible debt	$4,999	$26,425	$44,989
The following table reconciles the fair value of derivatives embedded within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2018	$31,165	$45,248	$76,413
Gain from changes in fair value of embedded derivatives	(24,530)	(20,459)	(44,989)
Balance at December 31, 2018	6,635	24,789	31,424
Gain from changes in fair value of embedded derivatives	(6,635)	(19,790)	(26,425)
Balance at December 31, 2019	—	4,999	4,999
Gain from changes in fair value of embedded derivatives	—	(4,999)	(4,999)
Balance at December 31, 2020	$—	$—	$—

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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is set forth in the following table:

	Year Ended December 31,
	2020	2019	2018
Amortization of beneficial conversion feature:
7.5% Convertible Notes	$—	$1,328	$26,049
5.5% Convertible Notes	1,223	4,973	4,805
Interest expense associated with beneficial conversion feature	$1,223	$6,301	$30,854
Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2018	$69,253	$53,687	$122,940
Partial redemption of 5.5% convertible notes	—	(3,493)	(3,493)
Amortization of embedded derivatives	(39,845)	(15,924)	(55,769)
Amortization of beneficial conversion feature	(26,049)	(4,805)	(30,854)
Balance at December 31, 2018	3,359	29,465	32,824
Partial redemption of 5.5% convertible notes	—	(2,735)	(2,735)
Amortization of embedded derivatives	(2,031)	(16,481)	(18,512)
Amortization of beneficial conversion feature	(1,328)	(4,973)	(6,301)
Balance at December 31, 2019	—	5,276	5,276
Amortization of embedded derivatives	—	(4,053)	(4,053)
Amortization of beneficial conversion feature	—	(1,223)	(1,223)
Balance at December 31, 2020	$—	$—	$—
Revolving Credit Agreement — Liggett:
In January, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender. The Credit Agreement governed a $60,000 credit facility (the “Credit Facility”) that consisted of a revolving credit facility (the “Revolver”) and a $3,600 term loan (the “Term Loan”) that was within the $60,000 commitment under the Credit Facility and reduced the amount available under the Revolver. In connection with the November 2017 issuance of 6.125% Senior Secured Notes due 2025 and the November 2018 issuance of 10.5% Senior Notes, Liggett and Maple entered into amendments to the Credit Agreement to update certain defined terms of the Credit Agreement relating to such issuances.
On October 31, 2019, Liggett and Maple amended the Credit Agreement to, among other things, (i) extend its maturity to January 31, 2025, (ii) update the borrowing base to adjust the advance rates in respect of eligible inventory and add certain eligible real property, and (iii) reflect the repayment in full of the Term Loan. Accordingly, the Term Loan portion of the credit facility no longer exists. The $60,000 commitment available in the Credit Agreement is unchanged. Since October 31, 2019, all borrowings under the Credit Agreement have been limited to a borrowing base equal to the sum of (I) the lesser of 85% of eligible trade receivables less certain reserves and $10,000; plus (II) 80% of the value of eligible inventory consisting of packaged cigarettes plus (III) the lesser of 65% multiplied by Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves against inventory, bank products or other items which Wells Fargo may establish from time to time in its

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
permitted discretion or 85% of the appraised liquidation value of eligible inventory plus (IV) 60% of the fair market value of eligible real property. The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.
The term of the Credit Agreement expires on January 31, 2025. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2020 was 2.39%. The Credit Agreement, as amended, permitted the guaranty of the 6.125% Senior Secured Notes due 2025, and permits the guaranty of the 5.75% Senior Secured Notes and the 10.5% Senior Notes, by each of Liggett and Maple. Wells Fargo, Liggett, Maple and the collateral agent for the holders of the 5.75% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets. The intercreditor agreement permits any other subsidiary of the Company that guarantees the 5.75% Senior Secured Notes to become party thereto if such subsidiary becomes a borrower under the Credit Agreement.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales, including a restriction on Liggett’s ability to pay cash dividends unless Liggett’s average borrowing availability, as defined under the Credit Agreement, for the 30-day period prior to the payment of the dividend, and after giving effect to the dividend, was at least $5,000 and no event of default has occurred under the Credit Agreement, including Liggett’s compliance with the covenants in the Credit Agreement. The Credit Agreement also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $100,000 if Liggett’s excess availability, as defined under the Credit Agreement, is less than $20,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. Liggett was in compliance with these covenants as of December 31, 2020.
As of December 31, 2020, there was no outstanding balance under the Credit Agreement. Availability, as determined under the Credit Agreement, was $58,635 based on eligible collateral at December 31, 2020.
Other:
Other Notes Payable consist primarily of $25,000 of notes payable issued by New Valley. On December 31, 2018, New Valley acquired the remaining 29.41% interest in Douglas Elliman for a total purchase price of $40,000, which included $10,000 of cash paid and the remaining $30,000 of notes payable to the sellers. Interest on the outstanding principal balance of the notes accrued at the mid-term applicable federal rate (“AFR”) in effect as of December 31, 2018. This interest rate was adjusted to the then-current AFR on January 1, 2020 and on each payment date thereafter. New Valley started paying principal and interest in installments beginning with January 1, 2020 and will continue through October 1, 2022. $5,000 of principal has been repaid through December 31, 2020 and the remaining principal is due to be repaid as follows: $12,500 in 2021, and $12,500 in 2022.
Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt were as follows:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value		Fair Value
Senior Notes	$1,401,960	$1,464,208	$1,401,608		$1,409,920
Variable Interest Senior Convertible Debt	—	—	164,334		176,289
Liggett and other	25,573	25,581	65,445		65,456
Notes payable and long-term debt	$1,427,533	$1,489,789	$1,631,387	(1)	$1,651,665
_____________________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 18.
Notes payable and long-term debt are carried on the consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheets at fair value. The estimated fair value of the Company’s notes

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2020 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.
Scheduled Maturities:
Scheduled maturities of notes payable and long-term debt were as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2021	$12,557	$—	$12,557
2022	12,954	—	12,954
2023	54	—	54
2024	8	—	8
2025	850,000	—	850,000
Thereafter	555,000	3,040	551,960
Total	$1,430,573	$3,040	$1,427,533

The scheduled maturities do not give effect to the redemption of the 6.125% Senior Secured Notes due 2025 on February 1, 2021 or the issuance of the 5.75% Senior Secured Notes due 2029 in January 2021.

12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans. The Company sponsors four defined benefit pension plans (two qualified and two non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these four defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2020 and 2019, respectively.
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
The SERP provides the Company’s President and Chief Executive Officer with an additional benefit paid as a lump sum under the SERP that is actuarially equivalent to a $1,788 lifetime annuity. In addition, in the event of a termination of his employment under the circumstances where he is entitled to severance payments under his employment agreement, he will be credited with an additional 36 months of service towards vesting under the SERP.
At December 31, 2020, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2021 to 2024 – none; 2025 – $54,992 and 2026 to 2030 – $6,866. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans. The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2020 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 97 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 97 active employees and 365 retirees who reach retirement age and are eligible to receive benefits under two of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at January 1	$(128,997)	$(123,165)	$(8,986)	$(8,296)
Service cost	(592)	(533)	—	(3)
Interest cost	(3,545)	(4,860)	(286)	(347)
Plan settlement	7,255	—	—	—
Benefits paid	7,008	7,696	500	594
Expenses paid	255	391	—	—
Actuarial loss	(7,226)	(8,526)	(329)	(934)
Benefit obligation at December 31	$(125,842)	$(128,997)	$(9,101)	$(8,986)
Change in plan assets:
Fair value of plan assets at January 1	$101,051	$93,167	$—	$—
Actual return on plan assets	8,919	15,788	—	—
Plan settlement	(7,255)	—	—	—
Expenses paid	(255)	(391)	—	—
Contributions	7,360	183	500	594
Benefits paid	(7,008)	(7,696)	(500)	(594)
Fair value of plan assets at December 31	$102,812	$101,051	$—	$—
Unfunded status at December 31	$(23,030)	$(27,946)	$(9,101)	$(8,986)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$35,209	$31,686	$—	$—
Other accrued liabilities	(100)	(111)	(624)	(654)
Non-current employee benefit liabilities	(58,139)	(59,521)	(8,477)	(8,332)
Net amounts recognized	$(23,030)	$(27,946)	$(9,101)	$(8,986)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Service cost — benefits earned during the period	$592	$533	$587	$—	$3	$4
Interest cost on projected benefit obligation	3,545	4,860	4,495	286	347	330
Expected return on assets	(3,869)	(4,874)	(5,572)	—	—	—
Prior service cost	—	—	—	4	4	4
Settlement loss	1,805	—	—	—	—	—
Amortization of net loss (gain)	1,836	2,001	1,804	11	(40)	(41)
Net expense	$3,909	$2,520	$1,314	$301	$314	$297
As of December 31, 2020, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive loss as of January 1, 2020	$(29,664)	$(794)	$(30,458)
Amortization of prior service costs	—	4	4
Prior service costs	—	—	—
Effect of settlement	1,805	—	1,805
Amortization of loss	1,836	11	1,847
Net loss arising during the year	(2,176)	(327)	(2,503)
Accumulated other comprehensive loss as of December 31, 2020	$(28,199)	$(1,106)	$(29,305)
As of December 31, 2019, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2019	$(34,053)	$213	$(33,840)
Amortization of prior service costs	—	4	4
Prior service costs	—	(37)	(37)
Amortization of loss (gain)	2,001	(40)	1,961
Net gain (loss) arising during the year	2,388	(934)	1,454
Accumulated other comprehensive loss as of December 31, 2019	$(29,664)	$(794)	$(30,458)
As of December 31, 2020, our total accumulated benefit obligations, as well as our projected benefit obligations in excess of the fair value of the related plan assets, for defined benefit pension plans were as follows:

	December 31,
	2020	2019
Accumulated benefit obligation	$58,239	$59,631
Fair value of plan assets	$—	$—

	December 31,
	2020	2019
Projected benefit obligation	$58,239	$59,631
Fair value of plan assets	$—	$—

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the Obligations table above because all the other postretirement benefit plans are unfunded or underfunded.
The assumptions used for the pension benefits and other postretirement benefits were:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted average assumptions:
Discount rates — benefit obligation	1.40% - 2.30%	2.55% - 3.10%	3.90% - 4.25%	2.55%	3.30%	4.35%
Discount rates — service cost	2.55% - 3.10%	3.90% - 4.25%	3.25% - 3.70%	3.30%	4.35%	3.80%
Assumed rates of return on invested assets	4.00%	5.50%	5.50%	N/A	N/A	N/A
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%
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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 6.91%, 7.59% and 8.26% for the years ended December 31, 2020, 2019 and 2018, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 7.51%, 5.41% and 3.19% for the years ended December 31, 2020, 2019 and 2018, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2020, Liggett used a 12.64-year period for its Hourly Plan and a 11.90-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 35.0% equity investments and 65.0% investment grade fixed income, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Vector’s defined benefit retirement plan allocations by asset category, were as follows:

	Plan Assets at December 31,
	2020	2019
Asset category:
Equity securities	35%	38%
Investment grade fixed income securities	65%	53%
High yield fixed income securities	—	9%
Total	100%	100%
The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures were as follows:

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,236	$—	$2,236	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	78	78	—	—
Common collective trusts at NAV (1)	100,498	—	—	—
Total	$102,812	$78	$2,236	$—
(1) In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,398	$—	$2,398	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	76	76	—	—
Common collective trusts	38,537	—	38,537	—
Common collective trusts at NAV(1)	51,068	—	—	—
Investment Partnership	8,972	—	8,972	—
Total	$101,051	$76	$49,907	$—
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
For 2020 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 2.87% and 6.06% between 2021 and 2028 and 4.5% thereafter. For 2019 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.95% and 8.02% between 2020 and 2027 and 4.5% thereafter.
To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2021 and ending on December 31, 2021.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments were as follows:

	Pension	Postretirement Medical
2021	$6,938	$624
2022	6,516	623
2023	6,123	623
2024	5,744	616
2025	60,349	602
2026 - 2030	28,378	2,698
Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,834, $1,933 and $1,793 for the years ended December 31, 2020, 2019 and 2018, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.    INCOME TAXES
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. Federal	$29,832	$33,379	$27,962
State	12,618	10,632	11,225
	42,450	44,011	39,187
Deferred:
U.S. Federal	(783)	(7,209)	(12,524)
State	110	(3,989)	(5,111)
	(673)	(11,198)	(17,635)
Total	$41,777	$32,813	$21,552
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Employee benefit accruals	$10,529	$11,709
Impairment of investments	13,961	9,772
Impact of timing of settlement payments	20,137	19,313
Various U.S. federal and state tax loss carryforwards	8,745	4,296
Operating lease liabilities	9,885	3,679
Current expected credit losses	4,299	—
Other	2,625	2,274
	70,181	51,043
Less: Valuation allowance	(6,474)	(1,292)
Net deferred tax assets	$63,707	$49,751

Deferred tax liabilities:
Basis differences on non-consolidated entities	$(22,809)	$(7,990)
Basis differences on fixed and intangible assets	(36,055)	(35,082)
Basis differences on inventory	(10,698)	(10,645)
Basis differences on long-term investments	(14,362)	(22,424)
Impact of accounting for convertible debt	—	(813)
Basis differences on available for sale securities	(3,579)	(3,219)
Operating lease right of use assets	(8,660)	(3,273)
	$(96,163)	$(83,446)

Net deferred tax liabilities	$(32,456)	$(33,695)
_____________________________
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. Stand alone subsidiaries had tax-effected federal and state and local net operating loss (“NOL”) carryforwards of $8,745 and $4,296 at December 31, 2020 and 2019, respectively, expiring through tax year 2027. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company had valuation allowances of $6,474 and $1,292 at December 31, 2020

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2019, respectively. The valuation allowances at December 31, 2020 and 2019 primarily related to federal and state net operating loss carryforwards of stand alone subsidiaries.
On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act into law. The Act includes several significant tax and payroll-related provisions for corporations, including the usage of net operating losses, bonus depreciation, interest expense, and certain payroll benefits. The Company determined that there was a minimal impact of the CARES Act on its financial statements and required disclosures.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by U.S. GAAP and income tax laws.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Income before provision for income taxes	$134,715	$133,828	$79,559
Federal income tax expense at statutory rate	28,289	28,104	16,707
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	10,236	6,430	6,060
Non-deductible expenses	2,982	1,385	1,993
Impact of Tax Cuts and Jobs Act of 2017	—	—	(2,691)
Excess tax benefits on stock-based compensation	(206)	(1,488)	(778)
Other	916	907	108
Loss carryforwards from tax consolidation of subsidiary	(5,622)	—	—
Changes in valuation allowance, net of equity and tax audit adjustments	5,182	(2,525)	153
Income tax expense	$41,777	$32,813	$21,552
The Company’s income tax expense is principally attributable to the Company’s federal and state income taxes based on the Company’s earnings. The non-deductible expenses presented in the table above largely relate to the Company’s non-deductible executive compensation and lobbying expenses. The Company recorded additional federal and state NOLs as a result of the consolidation of a subsidiary for income tax purposes. These NOLs have a full valuation allowance because, based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized.
The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2018	$628
Additions based on tax positions related to prior years	26
Settlements	(100)
Expirations of the statute of limitations	(163)
Balance at December 31, 2018	391
Additions based on tax positions related to prior years	1,586
Expirations of the statute of limitations	(330)
Balance at December 31, 2019	1,647
Additions based on tax positions related to prior years	458
Settlements	(402)
Expirations of the statute of limitations	(50)
Balance at December 31, 2020	$1,653
In the event the unrecognized tax benefits of $1,653 at December 31, 2020 were recognized, such recognition would impact the effective tax rate. The Company classifies all tax-related interest and penalties as income tax expense.
It is reasonably possible the Company may recognize up to approximately $15 of unrecognized tax benefits over the next 12 months, primarily pertaining to expiring statutes of limitations on prior state and local income tax return positions.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The Company, from time to time, receives notices related to audits and adjustments related to its partnerships and, recently, received notice of an IRS audit of Douglas Elliman’s 2018 tax return.

14.    STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company’s stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 7,251,038 shares. The Company may satisfy its obligations under any award granted under the 2014 Plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized compensation expense of $1,428, $1,923 and $2,246 related to stock options in the years ended December 31, 2020, 2019 and 2018, respectively.
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
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Risk-free interest rate	2.5% - 2.7%	2.7% - 2.9%
Expected volatility	20.24% - 20.45%	19.02% - 21.05%
Dividend yield	0.0%	0.0%
Expected holding period	4 - 10 years	5 - 10 years
Weighted-average grant date fair value (1)	$2.36 - $4.08	$4.62 - $7.58
_____________________________
(1)Per share amounts have not been adjusted to give effect to the stock dividends in 2019 and 2018.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2018	5,433,626	$12.74	4.7	$41,069
Granted	427,219	$18.42
Canceled	(12)	—
Outstanding on December 31, 2018	5,860,833	$13.16	4.1	$1,095
Granted	406,875	$10.92
Exercised	(1,824,351)	$8.67
Canceled	(11)	—
Outstanding on December 31, 2019	4,443,346	$14.80	5.0	$4,427
Exercised	(620,527)	$11.14
Outstanding on December 31, 2020	3,822,819	$15.40	4.6	$487
Options exercisable at:
December 31, 2018	4,019,477
December 31, 2019	2,689,673
December 31, 2020	2,540,150
_____________________________
(1)The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($11.65, $13.39 and $9.27 at December 31, 2020, 2019 and 2018, respectively) exceeds the option exercise price.
Additional information relating to options outstanding at December 31, 2020 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2020			12/31/2020
$9.86	-	$11.83	1,462,190	3.8	$11.32	1,055,315	2.2	$11.47	$—
$11.83	-	$13.80	—	—	$—	—	—	$—	—
$13.80	-	$15.77	519,278	3.4	$14.68	519,278	3.4	$14.68	—
$15.77	-	$17.74	—	—	$—	—	—	$—	—
$17.74	-	$19.71	1,841,351	5.6	$18.84	965,557	4.7	$18.61	—
			3,822,819	4.6	$15.40	2,540,150	3.4	$14.84	$487
As of December 31, 2020, there was $1,229 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 1.12 years at December 31, 2020.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total intrinsic value of options exercised during the year ended December 31, 2020 was $835. Tax benefits related to option exercises of $104 were recorded as reductions to income tax expense for the year ended December 31, 2020. A total of 620,527 options were exercised during the year ended December 31, 2020.
The total intrinsic value of options exercised during the year ended December 31, 2019 was $6,577. Tax benefits related to option exercises of $1,546 were recorded as reductions to income tax expense for the year ended December 31, 2019. A total of 1,824,351 options were exercised during the year ended December 31, 2019.
Restricted Stock Awards. In 2020, the Company granted 425,000 restricted shares of the Company’s common stock (the “The 2020 Grants”) pursuant to the 1999 Plan to five of its executive officers. The shares vest over a period of four years and the Company will recognize $5,041 of expense over the vesting period of the July 2020 grant. The Company recognized expense of $747 for the year ended December 31, 2020.
On May 2, 2019, the Company granted 63,000 restricted shares of the Company’s common stock (the “May 2019 Grant”) pursuant to the 1999 Plan to six of its outside directors. The shares vest over a period of three years and the Company will recognize $564 of expense over the vesting period of the May 2019 grant. The Company recognized expense of $188 and $124 for the years ended December 31, 2020 and 2019, respectively.
On May 29, 2018, the Company granted 27,563 restricted shares of the Company’s common stock pursuant to the 1999 Plan to one of its executive officers. The shares vested on May 29, 2020 and the Company recognized $481 of expense through the vesting date. The Company recognized expense of $98, $241 and $142 for the years ended December 31, 2020, 2019 and 2018, respectively.
Additionally, on May 29, 2018, the Company granted 7,348 restricted shares of the Company’s common stock pursuant to the 1999 Plan to two of its outside directors. The shares vested on April 25, 2019 and the Company recognized $128 of expense through the vesting date. The Company recognized expense of $46 and $82 for the years ended December 31, 2019 and 2018, respectively.
In April 2016, the Company granted 60,775 restricted shares of the Company’s common stock (the “April 2016 Grant”) pursuant to the 1999 Plan to five of its outside directors. The shares vested in April 2019 and the Company recognized $1,054 of expense over the vesting period of three years. The Company recognized expense of $92 and $374 for the years ended December 31, 2019 and 2018, respectively.
On November 10, 2015, the Company granted its President and Chief Executive Officer an award of 1,458,608 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $28,374 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $4,053 for each of the years ended December 31, 2020, 2019 and 2018, respectively.
On July 23, 2014, the Company granted its President and Chief Executive Officer an award of 1,340,096 shares of its common stock subject to service and performance-based vesting. The award shares were issued pursuant to the terms of an agreement that provides that both a performance requirement and a continued employment requirement must be met over a seven-year performance period to earn vested rights with respect to the award shares. The maximum potential amount of the award shares reflects recognition of the CEO’s contributions as CEO since January 1, 2006 and the value of his management and real estate expertise to the Company. The fair market value of the restricted shares on the date of grant was $20,780 and is being amortized over the performance period as a charge to compensation expense. The Company recognized expense of $2,969 for each of the years ended December 31, 2020, 2019 and 2018, respectively.
In October 2013, the President and Chief Executive Officer of Liggett and Liggett Vector Brands was awarded a restricted stock grant of 36,853 shares of Vector’s common stock pursuant to the 1999 Plan. The shares vested on March 15, 2019, contingent upon the certification of performance-based targets being achieved by the Company’s Tobacco segment. He received dividends on the restricted shares as paid. The fair market value of the restricted shares on the date of grant was $458 and was amortized over the vesting period as a charge to compensation expense. The Company recognized expense of $21 and $85 for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2020, there was $12,081 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.26 years.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2019, there was $15,095 of total unrecognized compensation costs related to unvested restricted stock awards.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheets.

15.     CONTINGENCIES
Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2020, 2019, and 2018, Liggett incurred tobacco product liability legal expenses and costs totaling $6,476, $7,363, and $7,144, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the consolidated statements of operations. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of December 31, 2020, to obtain a stay of the judgment pending the appeal of the Santoro case, Liggett had secured $535 in bonds.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Individual Actions
As of December 31, 2020, there were 70 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	43
Illinois	12
Nevada	7
New Mexico	5
Louisiana	2
Massachusetts	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of December 31, 2020, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Engle Progeny Settlements.
In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with $61,600 paid in an initial lump sum and the balance to be paid in installments over 14 years starting in February 2015. The Company’s future payments will be approximately $3,400 per annum through 2028, with a cost of living increase beginning in 2021. In exchange, the claims of these plaintiffs were dismissed with prejudice against the Company and Liggett.
Liggett subsequently entered into two separate agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150 to settle their claims. On an individual basis, Liggett settled an additional 202 Engle progeny cases for approximately $8,100 in the aggregate. One of these settlements occurred in the fourth quarter of 2020.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements, 41 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of December 31, 2020, Liggett had paid in the aggregate $39,773, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert and Buchanan. In Santoro, an adverse verdict against Liggett for $266 plus interest, costs and attorneys’ fees, was affirmed on appeal and satisfied by Liggett in February 2021.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett Only Cases
There are currently five cases where Liggett is the sole defendant: Cowart, a Florida Individual Action, and Tumin, Forbing, Jones and Pridgen, Engle progeny cases. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of December 31, 2020, there were four Individual Actions (Baron, Feld, Lane and Mendez) scheduled for trial through December 31, 2021, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
Class Actions
As of December 31, 2020, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of December 31, 2020, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 4.1% of the total cigarettes sold in the United States in 2020. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2020, Liggett and Vector Tobacco pre-paid $143,000 of their approximate $182,000 2020 MSA obligation, the balance of which will be paid in April 2021, subject to applicable disputes or adjustments.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain MSA Disputes
NPM Adjustment. Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2020. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2019, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
In June 2010, after the PMs prevailed in 48 of 49 motions to compel arbitration, the parties commenced the arbitration for the 2003 NPM Adjustment. That arbitration concluded in September 2013. It was followed by various challenges filed in state courts by states that did not prevail in the arbitration. Those challenges resulted in reductions, but not elimination of, the amounts awarded.
The PMs settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share for 2003 - 2022. The 2004 NPM Adjustment arbitration started in 2016, with the final individual state hearings likely to occur in April 2021 and a second phase addressing the effect of the settlements to start thereafter. The parties have also selected an arbitration panel to address the NPM Adjustments for 2005 - 2007 and initial proceedings in that arbitration are likely to commence in 2021.
As a result of the settlement and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for the year ended December 31, 2020 by $6,350, for an aggregate reduction in costs of sales for years 2013 - 2020 of $54,382. Liggett and Vector Tobacco may be entitled to further adjustments. As of December 31, 2020, Liggett and Vector Tobacco had accrued approximately $13,200 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of December 31, 2020, there remains approximately $40,700 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2019 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2020 were as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2018	$12,384	$260	$12,644	$21,479	$19,840	$41,319
Expenses	168,820	735	169,555	—	—	—
NPM Settlement adjustment	(595)	—	(595)	(5,703)	—	(5,703)
Change in MSA obligations capitalized as inventory	(1,438)	—	(1,438)	—	—	—
Payments	(141,963)	(935)	(142,898)	(40)	—	(40)
Reclassification to/(from) non-current liabilities	(647)	218	(429)	647	(218)	429
Interest on withholding	—	32	32	—	2,172	2,172
Balance as of December 31, 2018	36,561	310	36,871	16,383	21,794	38,177
Expenses	165,471	990	166,461	—	—	—
Change in MSA obligations capitalized as inventory	4,936	—	4,936	—	—	—
Payments, net of credits received	(171,960)	(670)	(172,630)	—	—	—
Reclassification to/(from) non-current liabilities	(892)	3,338	2,446	892	(3,338)	(2,446)
Interest on withholding	—	281	281	—	2,138	2,138
Balance as of December 31, 2019	34,116	4,249	38,365	17,275	20,594	37,869
Expenses	175,538	312	175,850	—	—	—
NPM Settlement adjustment	299	—	299	—	—	—
Change in MSA obligations capitalized as inventory	182	—	182	—	—	—
Payments, net of credits received	(170,513)	(4,334)	(174,847)	(197)	—	(197)
Reclassification to/(from) non-current liabilities	(855)	3,252	2,397	855	(3,252)	(2,397)
Interest on withholding	—	488	488	—	1,926	1,926
Balance as of December 31, 2020	$38,767	$3,967	$42,734	$17,933	$19,268	$37,201

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

16.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2020	2019	2018
Cash paid during the period for:
Interest, including interest related to finance leases	$118,851	$118,974	$107,021
Income taxes, net	41,372	44,184	26,529
Non-cash investing and financing activities:
Issuance of stock dividend	—	703	671
Decrease in non-controlling interest related to purchase of subsidiary	—	—	(73,953)
Notes payable issued for purchase of subsidiary	—	—	30,000
Contingent consideration related to purchase of subsidiary	—	—	6,304
Net receivable from purchase of subsidiary	—	—	497

17.    RELATED PARTY TRANSACTIONS
Ladenburg Thalmann Financial Services Inc. Prior to February 14, 2020, the Company owned 15,191,205 common shares (or approximately 10.2%) of LTS, which was a publicly-traded diversified financial services company prior to its merger with Advisor Group. The Company accounted for its investment in LTS under the equity method of accounting. In connection with the merger, in February 2020, the Company received cash proceeds of $53,169. The Company recorded equity in earnings of $53,424 for the year ended December 31, 2020. The Company also received $6,009 for the redemption of its 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock.
Prior to the merger, the Company and LTS were parties to a management agreement and LTS paid the Company $103, $850 and $850 under the agreement for 2020, 2019 and 2018, respectively; these amounts were recorded as equity income.
LTS paid cash compensation to the President and Chief Executive Officer of the Company, who served as Vice Chairman of LTS, prior to the merger, of $19, $1,600 and $1,575 for 2020, 2019 and 2018, respectively. LTS paid cash compensation to the Company’s Executive Vice President and COO (the “Company’s COO”), who served as President and CEO of LTS, of $41, $2,142 and $2,025 for 2020, 2019 and 2018, respectively. At the closing of the transaction, the Company’s COO resigned as Chairman, President and Chief Executive Officer of LTS, and the Company’s management agreement with LTS was terminated.
Dr. Philip Frost, who beneficially owns more than 5% of the Company’s common stock, was a director of LTS until September 2018 and was the largest shareholder of LTS until December 2018.
Castle Brands Inc. Prior to October 2019, the Company owned 12,895,017 shares (or approximately 7.6%) of Castle, which was a publicly-traded spirits company prior to its acquisition by Pernod Ricard. The Company accounted for its investment in Castle under the equity method of accounting. In connection with the acquisition, in October 2019, the Company received cash proceeds of $16,377 and recorded a pre-tax gain of $16,377.
Prior to the acquisition,the Company and Castle were parties to a management agreement and Castle paid the Company $75 in 2019 and $100 in 2018 under the agreement. Castle paid retention payments of $515 in 2019 and $500 in 2018 to the Company’s COO who served as President and Chief Executive Officer as well as a director of Castle until October 2019. Dr. Frost was a director of Castle and was the largest shareholder of Castle until October 2019. At the closing of the transaction, the Company’s COO resigned as President and Chief Executive Officer of Castle and the Company’s management agreement with Castle was terminated.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $265, $215 and $247 in 2020, 2019 and 2018, respectively, on various insurance policies issued for the Company and its subsidiaries.
Consulting services. Beginning in April 2020, a director of the Company, who served as President and Chief Executive Officer of Liggett Group LLC (“Liggett”) and Liggett Vector Brands LLC (“LVB”) until March 2020, has served as Non-

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Executive Chairman of the Board of Managers of LVB and as a Senior Advisor to Liggett. The director has been receiving compensation of $60 per month for his services as well as access to an office, administrative support and reimbursement of expenses reasonably incurred in connection with the services. The director received $540 in 2020.
Other. In addition to its investment in LTS and Castle, the Company had made investments in other entities where Dr. Frost has had relationships. In 2020, the Company liquidated its investments in BioCardia, Inc. (OTC: BCDA) and Cocrystal Pharma, Inc. (NASDAQ: COCP). Dr. Frost is a more than 10% shareholder of BioCardia, Inc. and a director and more than 5% shareholder of CoCrystal.
In September 2012, the Company entered into an office lease with an entity affiliated with Dr. Frost. The lease is for space in an office building in Miami, Florida and will expire on April 20, 2023. The Lease provides for payments of $36 per month increasing to $41 per month. The Company recorded rental expense of $458, $458 and $450 for the years ended December 31, 2020, 2019 and 2018, respectively, associated with the lease.
A son of the Company’s President and Chief Executive Officer is an associate broker with Douglas Elliman and he received commissions and other payments of $870, $712 and $318, respectively, in accordance with brokerage activities in 2020, 2019 and 2018, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$255,294	$255,294	$—	$—

Commercial paper (1)	44,397	—	44,397	—

Certificates of deposit (2)	2,111	—	2,111	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	21,155	21,155	—	—
Mutual funds invested in debt securities	23,226	23,226	—	—
Total equity securities at fair value	44,381	44,381	—	—
Debt securities available for sale
U.S. government securities	19,200	—	19,200	—
Corporate securities	52,434	—	52,434	—
U.S. government and federal agency	10,484	—	10,484	—
Commercial paper	9,086	—	9,086	—
Total debt securities available for sale	91,204	—	91,204	—

Total investment securities at fair value	135,585	44,381	91,204	—

Long-term investments
Long-term investment securities at fair value (3)	34,218	—	—	—
Total	$472,140	$300,210	$137,712	$—

Liabilities:
Fair value of contingent liability	$999	$—	$—	$999
Total	$999	$—	$—	$999
_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $10,374 that is included in current restricted assets and $1,907 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets, except for $4,423 that is included in current restricted assets and $3,160 that is included in non-current restricted assets.
(2)Amounts included in current restricted assets and non-current restricted assets on the consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.
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
The fair value of derivatives embedded within convertible debt was derived using a valuation model. These derivatives have been classified as Level 3. The valuation model assumed future dividend payments by the Company and utilized interest rates and credit spreads based upon the implied credit spread of the 5.5% Convertible Notes due 2020 to determine the fair value of the derivatives embedded within the convertible debt. The changes in fair value of derivatives embedded within convertible debt are presented on the consolidated statements of operations.
The value of the embedded derivatives was contingent on changes in implied interest rates of the convertible debt, the Company’s stock price, stock volatility as well as projections of future cash and stock dividends over the term of the debt. The interest rate component of the value of the embedded derivative was computed by calculating an equivalent non-convertible, unsecured and subordinated borrowing cost. This rate was determined by calculating the implied rate on the Company’s 5.5% Convertible Notes when removing the embedded option value within the convertible security. This rate was based upon market observable inputs and influenced by the Company’s stock price, convertible bond trading price, risk-free interest rates and stock volatility.
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
The contingent liability is recorded within “Other liabilities” in the consolidated balance sheets, and any change in fair value will be recorded in “Other, net” within the consolidated statements of operations. The value of the contingent liability is calculated using the outstanding payable owed to the sellers and the estimated fair value of Douglas Elliman. The liability is contingent upon the sale of a controlling interest in Douglas Elliman by the Company prior to October 1, 2022.
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2020:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2020	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of contingent liability	$999	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$169,000
			Risk-free rate for a 2-year term	0.13%
			Leverage-adjusted equity volatility of peer firms	78.57%

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2019	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of derivatives embedded within convertible debt	$4,999	Discounted cash flow	Assumed annual stock dividend	5%
			Assumed annual cash dividend	$0.40/$0.20
			Stock price	$13.39
			Convertible trading price (as a percentage of par value)	103.94%
			Maturity	April 15, 2020
			Volatility	36.94%
			Risk-free rate	Term structure of US Treasury Securities
			Implied credit spread	1.0% - 3.0% (2.0%)

Fair value of contingent liability	$3,147	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$271,500
			Risk-free rate for a 3-year term	1.61%
			Leverage-adjusted equity volatility of peer firms	35.56%
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements except for investments in real estate ventures that were impaired as of December 31, 2020 and 2019, respectively.
The Company’s investment in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Year Ended December 31, 2020		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$16,513	$—	$—	$—	$—
The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $16,513 of impairment charges were included in the results from operations as a component of equity in losses from real estate ventures for the year ended December 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2020, 2019 and 2018 was as follows:

			Real		Corporate
	Tobacco		Estate		and Other		Total

2020
Revenues	$1,204,501		$798,168		$—		$2,002,669
Operating income (loss)	319,536	(1)	(49,895)	(4)	(24,498)	(7)	245,143
Equity in losses from real estate ventures	—		(44,698)		—		(44,698)
Identifiable assets	357,518		557,505	(5)	428,386	(8)	1,343,409
Depreciation and amortization	7,877		8,874		878		17,629
Capital expenditures	4,491		6,226		8,346		19,063

2019
Revenues	$1,114,840		$788,871		$—		$1,903,711
Operating income (loss)	261,630	(2)	(2,930)		(27,565)		231,135
Equity in losses from real estate ventures	—		(19,288)		—		(19,288)
Identifiable assets	336,566		666,550	(5)	501,973	(8)	1,505,089
Depreciation and amortization	7,824		9,033		994		17,851
Capital expenditures	4,173		8,276		126		12,575

2018
Revenues	$1,111,094		$759,168		$—		$1,870,262
Operating income (loss)	246,527	(3)	3,435	(6)	(25,913)		224,049
Equity in earnings from real estate ventures	—		14,446		—		14,446
Identifiable assets	315,706		539,828	(5)	693,970	(8)	1,549,504
Depreciation and amortization	8,210		9,580		1,017		18,807
Capital expenditures	4,599		13,061		22		17,682
_____________________________
(1)Operating income includes $337 of litigation settlement and judgment expense.
(2)Operating income includes $990 of litigation settlement and judgment expense.
(3)Operating income includes $6,298 of income from MSA Settlement, and $685 of litigation settlement and judgment expense.
(4)Operating loss includes $1,169 of loss on sale of assets.
(5)Includes real estate investments accounted for under the equity method of accounting of $85,400, $131,556 and $141,105 as of December 31, 2020, 2019 and 2018, respectively.
(6)Operating income includes $2,469 of litigation settlement and judgment income.
(7)Operating loss includes $2,283 of gain on sale of assets.
(8)Corporate and Other identifiable assets primarily includes cash of $211,729, investment securities of $135,585 and long-term investments of $52,528 as of December 31, 2020. Corporate and other identifiable assets primarily includes cash of $272,459, investment securities of $129,641, and long-term investments of $61,723 as of December 31, 2019. Corporate and other identifiable assets primarily includes cash of $474,974, investment securities of $131,569, and long-term investments of $66,259 as of December 31, 2018.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2020 and 2019 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Revenues	$554,590	$547,831	$445,760	$454,488
Gross Profit	177,528	173,256	140,875	143,865
Operating income (loss)	87,333	95,917	66,797	(4,904)
Net income (loss)	32,256	38,139	25,774	(3,231)
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	32,256	38,139	25,774	(3,231)
Per basic common share:
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.21	$0.25	$0.17	$(0.03)
Per diluted common share:
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.21	$0.25	$0.16	$(0.03)

	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Revenues	$439,565	$504,790	$538,432	$420,924
Gross Profit	137,636	159,334	170,258	134,904
Operating income	45,581	66,720	76,244	42,590
Net income	10,667	36,008	39,307	15,033
Net income applicable to common shares attributed to Vector Group Ltd.	10,706	36,008	39,307	14,953
Per basic common share(1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.23	$0.25	$0.09
Per diluted common share(1):
Net income applicable to common shares attributed to Vector Group Ltd.	$0.06	$0.23	$0.25	$0.08
_____________________________
(1)Per share computations include the impact of a 5% stock dividend paid on September 27, 2019. Quarterly basic and diluted net income per common share were computed independently for each quarter and do not necessarily total to the year to date basic and diluted net income per common share.

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses		Deductions	Balance at End of Period
Year Ended December 31, 2020
Allowances for:
Doubtful accounts	$674	$—		$674	$—
Cash discounts	319	28,046		28,031	334
Deferred tax valuation allowance	1,292	5,179		—	6,471
Sales returns	7,785	2,617		3,046	7,356
Total	$10,070	$35,842		$31,751	$14,161
Year Ended December 31, 2019
Allowances for:
Doubtful accounts	$449	$246		$21	$674
Cash discounts	317	25,970		25,968	319
Deferred tax valuation allowance	3,817	—		2,525	1,292
Sales returns	6,935	4,068		3,218	7,785
Total	$11,518	$30,284		$31,732	$10,070
Year Ended December 31, 2018
Allowances for:
Doubtful accounts	$33	$429		$13	$449
Cash discounts	365	28,154		28,202	317
Deferred tax valuation allowance	3,664	153		—	3,817
Sales returns	5,632	4,700	(1)	3,397	6,935
Total	$9,694	$33,436		$31,612	$11,518
_____________________________
(1)Includes $2,525 of adjustments related to Topic 606 adoption.