Form 10-Q
period 2021-03-31
VECTOR GROUP LTD
filed 2021-05-07
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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
☐ Yes ☒ No
    At May 3, 2021, Vector Group Ltd. had 154,194,629 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$382,387	$352,842
Investment securities at fair value	149,087	135,585
Accounts receivable - trade, net	45,905	40,711
Inventories	100,945	97,545
Other current assets	46,906	37,220
Total current assets	725,230	663,903
Property, plant and equipment, net	75,678	77,988
Investments in real estate, net	15,802	15,631
Long-term investments (includes $38,108 and $34,218 at fair value)	56,995	52,528
Investments in real estate ventures	83,984	85,400
Operating lease right-of-use assets	140,777	145,356
Goodwill and other intangible assets, net	207,536	207,577
Other assets	97,585	95,026
Total assets	$1,403,587	$1,343,409
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$12,556	$12,557
Current payments due under the Master Settlement Agreement	73,036	38,767
Income taxes payable, net	16,458	5,847
Current operating lease liability	27,207	27,207
Other current liabilities	203,641	198,937
Total current liabilities	332,898	283,315
Notes payable, long-term debt and other obligations, less current portion	1,405,399	1,393,729
Non-current employee benefits	66,722	66,616
Deferred income taxes, net	34,854	32,456
Non-current operating lease liability	148,417	154,199
Payments due under the Master Settlement Agreement	17,933	17,933
Other liabilities	53,863	54,848
Total liabilities	2,060,086	2,003,096
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 154,194,629 and 153,324,629 shares issued and outstanding	15,419	15,332
Additional paid-in capital	2,573	—
Accumulated deficit	(653,606)	(653,945)
Accumulated other comprehensive loss	(20,885)	(21,074)
Total Vector Group Ltd. stockholders' deficiency	(656,499)	(659,687)
Non-controlling interest	—	—
Total stockholders' deficiency	(656,499)	(659,687)
Total liabilities and stockholders' deficiency	$1,403,587	$1,343,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Tobacco*	$268,463	$287,069
Real estate	275,301	167,419
Total revenues	543,764	454,488

Expenses:
Cost of sales:
Tobacco*	164,031	197,290
Real estate	199,511	113,333
Total cost of sales	363,542	310,623

Operating, selling, administrative and general expenses	90,014	90,517
Litigation settlement and judgment expense	5	—
Impairments of goodwill and other intangible assets	—	58,252
Operating income (loss)	90,203	(4,904)

Other income (expenses):
Interest expense	(28,751)	(35,627)
Loss on extinguishment of debt	(21,362)	—
Change in fair value of derivatives embedded within convertible debt	—	3,330
Equity in earnings from investments	577	50,152
Equity in earnings (losses) from real estate ventures	1,589	(6,505)
Other, net	2,754	(10,655)
Income (loss) before provision for income taxes	45,010	(4,209)
Income tax expense (benefit)	13,053	(978)

Net income (loss)	31,957	(3,231)

Net income attributed to non-controlling interest	—	—

Net income (loss) attributed to Vector Group Ltd.	$31,957	$(3,231)

Per basic common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.20	$(0.03)

Per diluted common share:

Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.20	$(0.03)

* Revenues and cost of sales include federal excise taxes of $97,714, and $113,139 for the three months ended March 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$31,957	$(3,231)

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(182)	(664)
Net unrealized (gains) losses reclassified into net income (loss)	(41)	503
Net unrealized losses on investment securities available for sale	(223)	(161)

Net change in pension-related amounts:
Amortization of loss	482	464
Net change in pension-related amounts	482	464

Other comprehensive income	259	303

Income tax effect on:
Change in net unrealized losses on investment securities	49	180
Net unrealized (gains) losses reclassified into net income (loss) on investment securities	11	(136)
Pension-related amounts	(130)	(125)
Income tax provision on other comprehensive income	(70)	(81)

Other comprehensive income, net of tax	189	222

Comprehensive income (loss)	32,146	(3,009)

Comprehensive income attributed to non-controlling interest	—	—
Comprehensive income (loss) attributed to Vector Group Ltd.	$32,146	$(3,009)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2021	153,324,629	$15,332	$—	$(653,945)	$(21,074)	$—	$(659,687)
Net income	—	—	—	31,957	—	—	31,957
Total other comprehensive income	—	—	—	—	189	—	189
Dividends on common stock ($0.20 per share)	—	—	—	(31,618)	—	—	(31,618)
Restricted stock grants	870,000	87	(87)	—	—	—	—
Stock-based compensation	—	—	2,660	—	—	—	2,660
Balance as of March 31, 2021	154,194,629	$15,419	$2,573	$(653,606)	$(20,885)	$—	$(656,499)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2020	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net loss	—	—	—	(3,231)	—	—	(3,231)
Total other comprehensive income	—	—	—	—	222	—	222
Distributions and dividends on common stock ($0.20 per share)	—	—	(2,258)	(28,263)	—	—	(30,521)
Stock-based compensation	—	—	2,258	—	—	—	2,258
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Balance as of March 31, 2020	148,084,900	$14,808	$—	$(712,221)	$(21,586)	$—	$(718,999)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash provided by operating activities	$78,364	$115,309
Cash flows from investing activities:
Sale of investment securities	10,228	16,672
Maturities of investment securities	13,968	15,616
Purchase of investment securities	(38,441)	(15,798)
Proceeds from sale or liquidation of long-term investments	4,389	19,544
Purchase of long-term investments	(5,813)	(5,238)
Investments in real estate ventures	(8,087)	(673)
Distributions from investments in real estate ventures	7,577	1,036
Increase in cash surrender value of life insurance policies	(564)	(258)
(Increase) decrease in restricted assets	(3)	93
Capital expenditures	(1,931)	(4,888)
Paydowns of investment securities	172	202
Investments in real estate, net	—	(340)
Net cash (used in) provided by investing activities	(18,505)	25,968
Cash flows from financing activities:
Proceeds from issuance of debt	875,000	36
Deferred financing costs	(20,000)	—
Repayments of debt	(853,158)	(2,638)
Borrowings under revolver	259	126,603
Repayments on revolver	(259)	(137,056)
Dividends and distributions on common stock	(32,273)	(32,074)
Distributions to non-controlling interest	—	(448)
Other	(21)	—
Net cash used in financing activities	(30,452)	(45,577)
Net increase in cash, cash equivalents and restricted cash	29,407	95,700
Cash, cash equivalents and restricted cash, beginning of period	365,677	379,476
Cash, cash equivalents and restricted cash, end of period	$395,084	$475,176

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
Certain reclassifications have been made to the 2020 financial information to conform to the 2021 presentation. Credit loss expense has been reclassified from Other (expense) income as components of Other, net.

(b)Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statement of stockholders’ deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available and then to accumulated deficit.

(c)Earnings Per Share (“EPS”):

Net income (loss) for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended
	March 31,
	2021	2020
Net income (loss) attributed to Vector Group Ltd.	$31,957	$(3,231)
Income attributed to participating securities	(756)	(561)
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$31,201	$(3,792)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2021	2020
Weighted-average shares for basic EPS	152,249,440	147,000,114
Plus incremental shares related to stock options and non-vested restricted stock	134,650	83,603
Weighted-average shares for diluted EPS	152,384,090	147,083,717

The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the three months ended March 31, 2021 and 2020, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock was greater than the average market price of the common shares during the respective periods and the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended
	March 31,
	2021	2020
Weighted-average shares of non-vested restricted stock	97,222	625,122
Weighted-average expense per share	$14.31	$19.54
Weighted-average number of shares issuable upon conversion of debt	—	8,368,690
Weighted-average conversion price	$—	$20.27

(d)Investments in Real Estate Ventures:

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)Other, net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2021	2020
Interest and dividend income	$611	$2,680
Net gains (losses) recognized on investment securities	2,449	(12,240)
Net periodic benefit cost other than the service costs	(244)	(455)
Credit loss expense	—	(1,560)
Other (expense) income	(62)	920
Other, net	$2,754	$(10,655)

(f)Other Assets:

Other assets consisted of:

	March 31, 2021	December 31, 2020
Restricted assets	$4,529	$3,456
Prepaid pension costs	35,480	35,209
Contract assets, net	24,183	24,002
Other assets	33,393	32,359
Total other assets	$97,585	$95,026

(g)Other Current Liabilities:

Other current liabilities consisted of:

	March 31, 2021	December 31, 2020
Accounts payable	$15,170	$12,846
Accrued promotional expenses	40,697	45,579
Accrued excise and payroll taxes payable, net	23,359	13,849
Accrued interest	32,974	31,624
Commissions payable	33,077	25,615
Accrued salaries and benefits	13,253	27,104
Contract liabilities	7,758	7,633
Allowance for sales returns	7,340	7,356
Other current liabilities	30,013	27,331
Total other current liabilities	$203,641	$198,937

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$382,387	$352,842
Restricted cash and cash equivalents included in other current assets	10,790	10,374
Restricted cash and cash equivalents included in other assets	1,907	2,461
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$395,084	$365,677

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

(i)New Accounting Pronouncements:

Accounting Standards Updates (“ASU”) adopted in 2021:
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This update simplifies various aspects related to accounting for income taxes, removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740, and clarifies and amends existing guidance to improve consistent application. ASU No. 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.
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

ASUs to be adopted in future periods:
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective for all entities for contract modifications beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of the guidance and allow certain aspects of Topic 848 to be applied to all derivative instruments that undergo a modification of the interest rate used for discounting, margining or contract price alignment as a result of the reference reform. The Company has not yet determined the extent to which it will utilize these expedients and exceptions should a modification occur. The Company does not anticipate an impact on its condensed consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended
	March 31,
	2021	2020
Tobacco Segment Revenues:
Core Discount Brands - Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select, and Eve	$253,256	$269,005
Other Brands	15,207	18,064
Total tobacco revenues	$268,463	$287,069
In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended March 31, 2021
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$70,135	$56,250	$75,553	$41,078	$243,016
Commission and other brokerage income - development marketing	8,444	—	7,307	333	16,084
Property management revenue	9,095	173	—	—	9,268
Escrow and title fees	466	417	—	3,525	4,408
Total Douglas Elliman revenue	88,140	56,840	82,860	44,936	272,776
Other real estate revenues	—	—	—	2,525	2,525
Total real estate revenues	$88,140	$56,840	$82,860	$47,461	$275,301

	Three Months Ended March 31, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$50,109	$34,724	$30,178	$25,700	$140,711
Commission and other brokerage income - development marketing	8,451	—	6,722	82	15,255
Property management revenue	8,562	217	—	—	8,779
Escrow and title fees	593	263	—	—	856
Total Douglas Elliman revenue	67,715	35,204	36,900	25,782	165,601
Other real estate revenues	—	—	—	1,818	1,818
Total real estate revenues	$67,715	$35,204	$36,900	$27,600	$167,419

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	March 31, 2021	December 31, 2020
Receivables, which are included in accounts receivable - trade, net	$1,715	$1,520
Contract assets, net, which are included in other current assets	6,609	6,529
Payables, which are included in other current liabilities	1,245	1,113
Contract liabilities, which are included in other current liabilities	7,758	7,633
Contract assets, net, which are included in other assets	24,183	24,002
Contract liabilities, which are included in other liabilities	33,730	32,104

The Company recognized revenue of $932 for the three months ended March 31, 2021, that were included in the contract liabilities balances at December 31, 2020. The Company recognized revenue of $2,737 for the three months ended March 31, 2020, that were included in the contract liabilities balances at December 31, 2019.

3.    CURRENT EXPECTED CREDIT LOSSES
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of March 31, 2021 and December 31, 2020.
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market). The Company estimated that the credit losses for these receivables were $7,314 and $7,038 at March 31, 2021 and December 31, 2020, respectively.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the condensed consolidated balance sheets. New Valley had two loans with a total amortized cost basis of $15,928, including accrued interest receivable of $6,428 at both March 31, 2021 and December 31, 2020, and have maturities in 2021 and beyond. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of ASU 2016-13, New Valley’s expected credit loss estimate was $15,928 at both March 31, 2021 and December 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following is the rollforward of the allowance for credit losses for the three months ended March 31, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	March 31, 2021
Allowance for credit losses:

Real estate broker agent receivables	$7,038	$385	(1)	$109	$—	$7,314

New Valley term loan receivables	15,928	—		—	—	15,928
_____________________________
(1) The bad debt expense related to the real estate broker agent receivables is included in Operating, selling, administrative and general expenses on the condensed consolidated statements of operations.

The following is the rollforward of the allowance for credit losses for the three months ended March 31, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	March 31, 2020
Allowance for credit losses:

Real estate broker agent receivables	$6,132	$360	(1)	$—	$—	$6,492

New Valley term loan receivables	3,100	1,560	(2)	—	—	4,660
_____________________________
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

4.    LEASES

Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating lease cost	$9,301	$9,424
Short-term lease cost	291	401
Variable lease cost	1,008	567

Finance lease cost:
Amortization	16	38
Interest on lease liabilities	3	4
Total lease cost	$10,619	$10,434

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$10,739	$9,546
Operating cash flows from finance leases	3	4
Financing cash flows from finance leases	15	37

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	724	66
Finance leases	—	60

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$140,777	$145,356

Current operating lease liability	$27,207	$27,207
Non-current operating lease liability	148,417	154,199
Total operating lease liabilities	$175,624	$181,406

Finance leases:
Investments in real estate, net (1)	$53	$62

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(51)	(44)
Property and equipment, net	$76	$83

Current portion of notes payable and long-term debt	$57	$57
Notes payable, long-term debt and other obligations, less current portion	81	96
Total finance lease liabilities	$138	$153

Weighted average remaining lease term:
Operating leases	7.75	7.87
Finance leases	2.50	2.71

Weighted average discount rate:
Operating leases	9.27%	9.26%
Finance leases	7.90%	7.82%
(1)     Included in Investments in real estate, net on the condensed consolidated balance sheets are financing lease equipment, at cost of $748 and $748 and accumulated amortization of $695 and $686 as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period Ending December 31:
Remainder of 2021	$33,125	$49
2022	38,183	60
2023	33,398	35
2024	27,378	8
2025	22,219	—
2026	18,534	—
Thereafter	78,236	—
Total lease payments	251,073	152
Less imputed interest	(75,449)	(14)
Total	$175,624	$138

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of March 31, 2021, the Company had $2,320 in undiscounted lease payments relating to an additional operating lease for equipment that has not yet commenced. The operating lease will commence in the second half of 2021 with a lease term of 3 years.
As a result of the COVID-19 pandemic, the Company received lease concessions from landlords in 2020 mostly in the form of rent deferrals and a few in the form of rent abatements. The Company elected to treat these deferrals and abatements as lease modifications and the existing lease liabilities were remeasured with a corresponding adjustment to the right-of-use asset on the effective date of the modification in 2020. The deferrals varied as to the timing of repayment but all agreements required repayment of the deferrals over the remaining lease terms.

5.    INVENTORIES

Inventories consisted of:

	March 31, 2021	December 31, 2020
Leaf tobacco	$47,256	$42,988
Other raw materials	5,301	5,987
Work-in-process	664	520
Finished goods	68,455	68,781
Inventories at current cost	121,676	118,276
LIFO adjustments	(20,731)	(20,731)
	$100,945	$97,545

All of the Company’s inventories at March 31, 2021 and December 31, 2020 are reported under the LIFO method. The $20,731 LIFO adjustment as of March 31, 2021 decreased the current cost of inventories by $14,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process and $6,092 for Finished goods. The $20,731 LIFO adjustment as of December 31, 2020 decreased the current cost of inventories by $14,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process and $6,092 for Finished goods.
The amount of capitalized MSA cost in “Finished goods” inventory was $21,099 and $21,120 at March 31, 2021 and December 31, 2020, respectively. Federal excise tax capitalized in inventory was $25,172 and $27,683 at March 31, 2021 and December 31, 2020, respectively.
At March 31, 2021, Liggett had tobacco purchase commitments of approximately $2,037. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	March 31, 2021	December 31, 2020
Debt securities available for sale	$102,958	$91,204

Equity securities at fair value:
Marketable equity securities	25,389	21,155
Mutual funds invested in debt securities	23,240	23,226
Long-term investment securities at fair value (1)	35,608	34,218
Total equity securities at fair value	84,237	78,599

Total investment securities at fair value	187,195	169,803
Less:
Long-term investment securities at fair value (1)	35,608	34,218
Property technology (“PropTech”) convertible debt securities	2,500	—
Current investment securities at fair value	149,087	135,585

Long-term investment securities at fair value (1)	35,608	34,218
Equity-method investments	18,887	18,310
PropTech convertible debt securities	2,500	—
Total long-term investments	$56,995	$52,528
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended
	March 31,
	2021	2020
Net gains (losses) recognized on equity securities	$2,408	$(11,737)
Net gains (losses) recognized on debt securities available for sale	55	(117)
Impairment expense	(14)	(386)
Net gains (losses) recognized on investment securities	$2,449	$(12,240)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at March 31, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$100,098	$360	$—	$100,458
PropTech convertible debt securities	2,500	—	—	2,500
Total debt securities available for sale	$102,598	$360	$—	$102,958

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

New Valley, through its subsidiary New Valley Ventures LLC, is actively seeking to capitalize on its real estate knowledge and experience by investing in PropTech ventures that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve the operating efficiency of New Valley. As of March 31, 2021, New Valley Ventures has invested $2,500 into convertible notes of four PropTech ventures. The maturities of the notes are between April 2022 and March 2023.

The table below summarizes the maturity dates of debt securities available for sale at March 31, 2021.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$17,976	$13,106	$4,870	$—
Corporate securities	48,601	35,373	13,228	—
U.S. mortgage-backed securities	9,626	2,270	7,356	—
Commercial paper	23,031	23,031	—	—
Foreign fixed-income securities	1,224	—	1,224	—
PropTech convertible debt securities	2,500	—	2,500	—
Total debt securities available for sale by maturity dates	$102,958	$73,780	$29,178	$—

The components of debt securities available for sale at December 31, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$90,621	$583	$—	$91,204

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at March 31, 2021 and December 31, 2020, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended
	March 31,
	2021	2020
Gross realized gains on sales	$56	$98
Gross realized losses on sales	(1)	(215)
Net gains (losses) recognized on debt securities available for sale	$55	$(117)

Impairment expense	$(14)	$(386)

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended
	March 31,
	2021	2020
Net gains (losses) recognized on equity securities	$2,408	$(11,737)
Less: Net gains (losses) recognized on equity securities sold	169	(618)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$2,239	$(11,119)

The Company’s mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 12. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $1,864 related to long-term investment securities at fair value as of March 31, 2021.

The Company received cash distributions of $4,389 and recognized a receivable of $154 of in-transit redemptions as of March 31, 2021 related to its long-term investment securities at fair value. The Company classified $4,389 of these distributions as investing cash inflows for the three months ended March 31, 2021.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	March 31, 2021	December 31, 2020
Mutual fund and hedge funds	$18,887	$18,310

At March 31, 2021, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.6% to 37.09%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
On February 14, 2020, the Company received proceeds of $53,169 in exchange for the Company’s 15,191,205 common shares of Ladenburg Thalmann Financial Services Inc. (“LTS”). The Company also tendered 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) for redemption and received an additional $6,009 in March 2020. At the closing of the transaction, the Company’s Executive Vice President and Chief Operating Officer resigned as Chairman, President and Chief Executive Officer of LTS, and the Company’s management agreement with LTS was terminated.
Equity in earnings from investments were:

	Three Months Ended
	March 31,
	2021	2020
Mutual fund and hedge funds	$577	$(2,900)
LTS	—	53,052
Equity in earnings from investments	$577	$50,152

The Company received cash distributions of $53,382 (including the $53,169 received by the Company in exchange for the Company’s 15,191,205 common shares of LTS) from the Company’s equity-method investments for the three months ended March 31, 2020. The Company classified these cash distributions as operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at March 31, 2021 and December 31, 2020, respectively. The total carrying value of these investments was $5,200 as of both March 31, 2021 and December 31, 2020, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2021 and 2020, respectively.
(e) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for Boyar.

	Three Months Ended
	March 31,
	2021	2020
Investment income	$115	$140
Expenses	121	112
Net investment (loss) gain	(6)	28
Total net realized gain (loss) and net change in unrealized appreciation (depreciation) from investments	2,845	(6,833)
Net increase (decrease) in partners’ capital resulting from operations	$2,839	$(6,805)

7. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	March 31, 2021	December 31, 2020
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	4.2% - 46.7%	$29,212	$30,465
All other U.S. areas	19.6% - 77.8%	39,218	37,773
		68,430	68,238
Hotels:
New York City SMSA	0.4% - 15.7%	2,167	2,629
International	49.0%	1,346	1,852
		3,513	4,481
Commercial:
New York City SMSA	49.0%	2,713	2,591
All other U.S. areas	1.6%	7,041	7,084
		9,754	9,675

Other:	15.0% - 49.0%	2,287	3,006
Investments in real estate ventures		$83,984	$85,400
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$180	$495
All other U.S. areas	6,661	—
	6,841	495
Hotels:
New York City SMSA	1,246	—
	1,246	—

Other:	—	178
Total contributions	$8,087	$673

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2021 and March 31, 2020. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$—	$1,036
All other U.S. areas	2,833	996
	2,833	2,032
Apartment Buildings:
All other U.S. areas	4,608	—
	4,608	—
Commercial:
New York City SMSA	—	3
All other U.S. areas	136	52
	136	55

Other	—	23
Total distributions	$7,577	$2,110

Of the distributions received by New Valley from its investment in real estate ventures, $1,074 were from distributions of earnings for the three months ended March 31, 2020, and $7,577 and $1,036 were a return of capital for the three months ended March 31, 2021 and 2020, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended
	March 31,
	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$(1,505)	$(3,347)
All other U.S. areas	(41)	(2,799)
	(1,546)	(6,146)
Apartment Buildings:
All other U.S. areas	4,608	—
	4,608	—
Hotels:
New York City SMSA	(462)	(107)
International	(506)	(461)
	(968)	(568)
Commercial:
New York City SMSA	122	(74)
All other U.S. areas	93	249
	215	175

Other:	(720)	34
Equity in earnings (losses) from real estate ventures	$1,589	$(6,505)

VIE Consideration:
The Company has determined that New Valley is the primary beneficiary of one real estate venture because it controls the activities that most significantly impact the economic performance of the real estate venture. Consequently, New Valley consolidates this variable interest entity (“VIE”).

The carrying amount of the consolidated assets of the VIE was $0 at both March 31, 2021 and December 31, 2020. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of March 31, 2021 and December 31, 2020. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

March 31, 2021
Condominium and Mixed Use Development:
New York City SMSA	$29,212
All other U.S. areas	39,218
68,430
Hotels:
New York City SMSA	2,167
International	1,346
3,513
Commercial:
New York City SMSA	2,713
All other U.S. areas	7,041
9,754

Other	2,287
Total maximum exposure to loss	$83,984

New Valley capitalized $430 and $1,253 of interest costs into the carrying value of its ventures whose projects were currently under development for the three months ended March 31, 2021 and 2020, respectively.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $2,357 and $5,530 from these projects for the three months ended March 31, 2021 and 2020, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries Accounted for under the Equity Method:

Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Other Condominium and Mixed Use Development (West Hollywood Edition, 111 Murray Street, and Collins 11th Floor) Hotels (215 Chrystie Street) and Other (Witkoff GP Partners).

Other Condominium and Mixed Use Development:

	Three Months Ended March 31,
	2021	2020
Income Statements
Revenue	$10,287	$35,134
Other expenses	26,500	42,520
Loss from continuing operations	$(16,213)	$(7,386)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Hotels:

	Three Months Ended March 31,
	2021	2020
Income Statements
Revenue	$—	$13,447
Other expenses	16,553	19,261
Loss from continuing operations	$(16,553)	$(5,814)

Other:

	Three Months Ended March 31,
	2021	2020
Income Statements
Revenue	$21	$337
Other expenses	300,829	2,800
Loss from continuing operations	$(300,808)	$(2,463)

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	March 31, 2021	December 31, 2020
Escena, net	$9,670	$9,735
Townhome A (11 Beach Street)	6,132	5,896
Investments in real estate, net	$15,802	$15,631

Escena.  The assets of “Escena, net” were as follows:

	March 31, 2021	December 31, 2020
Land and land improvements	$8,911	$8,911
Building and building improvements	1,926	1,926
Other	1,663	1,672
	12,500	12,509
Less accumulated depreciation	(2,830)	(2,774)
	$9,670	$9,735

New Valley recorded operating income of $370 and $357 for the three months ended March 31, 2021 and 2020, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California.
Townhome A (11 Beach Street). In November 2020, New Valley received, as part of a liquidating distribution from a real estate joint venture, Unit TH-A, a townhouse located in Manhattan, NY. The unit is wholly owned and the balances are included in the condensed consolidated financial statements of the Company. As of March 31, 2021, the carrying value of Unit TH-A was $6,132 and consisted of the value assigned to the unit as part of the distribution, acquisition costs and property related expenses.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	March 31, 2021	December 31, 2020
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$—
6.125% Senior Secured Notes due 2025	—	850,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,946 and $3,040	552,054	551,960
Liggett:
Equipment loans	83	89
Other	22,350	25,484
Notes payable, long-term debt and other obligations	1,449,487	1,427,533
Less:
Debt issuance costs	(31,532)	(21,247)
Total notes payable, long-term debt and other obligations	1,417,955	1,406,286
Less:
Current maturities	(12,556)	(12,557)
Amount due after one year	$1,405,399	$1,393,729

5.75% Senior Secured Notes due 2029 — Vector:
On January 28, 2021, the Company completed the sale of $875,000 in aggregate principal amount of its 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S under the Securities Act. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees payable by the Company in connection with the offering. The Company used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all of the Company’s outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and premium thereon, and to pay fees and expenses in connection with the offering of the 5.75% Senior Secured Notes and the redemption of the 6.125% Secured Notes due 2025.
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
As of March 31, 2021, the Company was in compliance with all debt covenants.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.125% Senior Secured Notes due 2025 — Vector:
On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 for the three months ended March 31, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
10.5% Senior Notes due 2026 — Vector:
As of March 31, 2021, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
Revolving Credit Agreement — Liggett:
On March 22, 2021, Liggett, 100 Maple LLC (“Maple”) and Vector Tobacco entered into Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender.
The existing credit agreement was amended to, among other things, (i) add Vector Tobacco as a borrower under the Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000.
As of March 31, 2021, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $90,000 based on eligible collateral at March 31, 2021. As of March 31, 2021, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.
Other:
Other notes payable consist primarily of $21,875 of notes payable issued by New Valley as part of the acquisition of the remaining 29.41% interest in Douglas Elliman in December 2018. Interest on the outstanding principal balance of the notes accrues at the then-current mid-term applicable federal rate. Principal and interest is payable in installments through October 1, 2022. $8,125 of principal has been repaid through March 31, 2021 and the remaining principal is due to be repaid as follows: (1) $9,375 in 2021; and (2) $12,500 in 2022.
Non-Cash Interest Expense — Vector:

	Three Months Ended
	March 31,
	2021	2020
Amortization of debt discount, net	$94	$4,600
Amortization of debt issuance costs	893	1,158
Loss on extinguishment of 6.125% Senior Secured Notes	8,349	—
	$9,336	$5,758

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes	$1,427,054	$1,493,436	$1,401,960	$1,464,208
Liggett and other	22,433	22,440	25,573	25,581
Notes payable and long-term debt	$1,449,487	$1,515,876	$1,427,533	$1,489,789

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2021 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2021 and 2020, Liggett incurred tobacco product liability legal expenses and costs totaling $1,525 and $1,550 respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of March 31, 2021, Liggett had no outstanding bonds.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in this Note 9: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of March 31, 2021, there were 75 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	45
Illinois	14
Nevada	7
New Mexico	5
Louisiana	2
Hawaii	1
Massachusetts	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of March 31, 2021, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 202 Engle progeny cases for approximately $8,100 in the aggregate.
Notwithstanding the comprehensive nature of the Engle progeny settlements, 39 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of March 31, 2021, Liggett had paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan, and Santoro.
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
Liggett Only Cases
There are currently five cases where Liggett is the sole defendant: Cowart and Clay are Individual Actions and Tumin, Forbing and Jones, are Engle progeny cases. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of March 31, 2021, there was one Engle progeny case (Rearick) and six Individual Actions (Baron, Clark, Cupp, Feld, Geist, and Mendez) scheduled for trial through March 31, 2022, where Liggett (and/or the Company) is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
Class Actions
As of March 31, 2021, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of March 31, 2021, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 4.1% of the total cigarettes sold in the United States in 2020. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2020, Liggett and Vector Tobacco pre-paid $143,000 of their approximate $178,000 2020 MSA obligation, the balance of which was paid in April 2021, subject to applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2020. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2020, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

    The PMs settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share for 2003 - 2022. The 2004 NPM Adjustment arbitration commenced in 2016, with the final individual state hearing scheduled to occur in October 2021 and a second phase addressing the effect of the settlements to start thereafter. The parties have also selected an arbitration panel to address the NPM Adjustments for 2005-2007, and, in April 2021, that panel is set to issue a Case Management Order setting a schedule for the arbitration.
As a result of the settlement and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for years 2013 - 2020 by $54,382 and by $1,675 for the three months ended March 31, 2021. Liggett and Vector Tobacco may be entitled to further adjustments. As of March 31, 2021, Liggett and Vector Tobacco had accrued approximately $13,200 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of March 31, 2021, there remains approximately $40,700 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2019 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17,500 in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending. Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and it reserved all rights to appeal this and other issues at the conclusion of the case. In April 2021, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2020 - the final contract year) is approximately $16,700, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2021 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2021	$38,767	$3,967	$42,734	$17,933	$19,268	$37,201
Expenses	34,121	5	34,126	—	—	—
Change in MSA obligations capitalized as inventory	148	—	148	—	—	—
Payments	—	(4,065)	(4,065)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,351	3,351	—	(3,351)	(3,351)
Interest on withholding	—	197	197	—	418	418
Balance as of March 31, 2021	$73,036	$3,455	$76,491	$17,933	$16,335	$34,268

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2020	Impairment Losses	Amortization	March 31, 2021
Goodwill	$31,756	$—	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	107,511
Trademark - Douglas Elliman	68,000		—	68,000

Intangibles with a finite life, net	310	—	(41)	269

Total goodwill and other intangible assets, net	$207,577	$—	$(41)	$207,536

	December 31, 2019	Impairment Losses	Amortization	March 31, 2020
Goodwill	$78,008	$(46,252)	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	107,511
Trademark - Douglas Elliman	80,000	(12,000)	—	68,000

Intangibles with a finite life, net	474	—	(42)	432

Total goodwill and other intangible assets, net	$265,993	$(58,252)	$(42)	$207,699
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
The Company determined that there have not been any triggering events since the first quarter of 2020. If the Company fails to achieve the financial projections used in the quantitative assessments of fair value or the impacts of COVID-19 are more severe than expected, additional impairment charges could result in future periods, and such impairment charges could be material.

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
The Company’s income tax expense (benefit) consisted of the following:

	Three Months Ended
	March 31,
	2021	2020
Income (loss) before provision for income taxes	$45,010	$(4,209)
Income tax expense using estimated annual effective income tax rate	13,053	308
Impact of discrete items, net	—	(1,286)
Income tax expense (benefit)	$13,053	$(978)

The net discrete items for the three months ended March 31, 2020 primarily relates to income tax benefits on goodwill and trademark impairment charges and changes in value of certain contingent consideration partially offset by the income tax expense related to the equity in earnings from investments associated with the one-time gain on sale of LTS.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$244,115	$244,115	$—	$—

Commercial paper (1)	30,467	—	30,467	—

Certificates of deposit (2)	2,113	—	2,113	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	25,389	25,389	—	—
Mutual funds invested in debt securities	23,240	23,240	—	—
Total equity securities at fair value	48,629	48,629	—	—
Debt securities available for sale
U.S. government securities	17,976	—	17,976	—
Corporate securities	48,601	—	48,601	—
U.S. government and federal agency	9,626	—	9,626	—
Commercial paper	23,031	—	23,031	—
Foreign fixed-income securities	1,224	—	1,224	—
PropTech convertible debt securities	2,500	—	2,500	—
Total debt securities available for sale	102,958	—	102,958	—

Total investment securities at fair value	151,587	48,629	102,958	—

Long-term investments
Long-term investment securities at fair value (3)	35,608	—	—	—
Total	$463,890	$292,744	$135,538	$—

Liabilities:
Fair value of contingent liability	$926	$—	$—	$926
Total	$926	$—	$—	$926

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $10,790 that is included in Other current assets and $1,907 that is included in Other assets.
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

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheet, except for $10,374 that is included in current restricted assets and $1,907 that is included in non-current restricted assets.
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
The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at March 31, 2021:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	March 31, 2021	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of contingent liability	$926	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$169,000
			Risk-free rate for a 2-year term	0.14%
			Leverage-adjusted equity volatility of peer firms	84.95%
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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2021 and December 31, 2020, respectively, except for investments in real estate ventures that were impaired as of December 31, 2020.

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

The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $16,513 of impairment charges were included in equity in losses from real estate ventures for the year ended December 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

13.    SEGMENT INFORMATION

The Company’s business segments for the three months ended March 31, 2021 and 2020 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three months ended March 31, 2021 and 2020 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended March 31, 2021
Revenues	$268,463		$275,301		$—	$543,764
Operating income (loss)	81,599	(1)	15,260		(6,656)	90,203
Equity in earnings from real estate ventures	—		1,589		—	1,589
Depreciation and amortization	1,760		2,188		231	4,179
Capital expenditures	937		597		397	1,931

Three months ended March 31, 2020
Revenues	$287,069		$167,419		$—	$454,488
Operating income (loss)	69,186		(67,475)	(2)	(6,615)	(4,904)
Equity in losses from real estate ventures	—		(6,505)		—	(6,505)
Depreciation and amortization	2,042		2,313		220	4,575
Capital expenditures	2,749		2,119		20	4,888

(1) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $5 of litigation settlement and judgment expense.
(2) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and other intangible assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2020 and Notes thereto, included in our 2020 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2021 and 2020.

Overview
We are a holding company and are engaged principally in two business segments:
•Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC (“Liggett”) and Vector Tobacco Inc. (“Vector Tobacco”) subsidiaries, and
•Real Estate: the real estate services, technology and investment business through our subsidiary New Valley, which (i) owns Douglas Elliman Realty LLC (“Douglas Elliman”), (ii) has interests in numerous real estate projects across the United States and (iii) is seeking to acquire or invest in additional real estate services, technologies, properties or projects. Douglas Elliman operates the largest residential brokerage company in the New York metropolitan area and also conducts residential real estate brokerage operations in Florida, California, Connecticut, Massachusetts, Colorado, New Jersey and Texas.
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

COVID-19 Pandemic
The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. economy even as COVID-19 vaccines have been and continue to be administered in 2021. Although much uncertainty still surrounds the pandemic, including its duration and ultimate overall impact on our operations and real estate ventures, we are continuing to carefully evaluate potential outcomes and working to mitigate risks. Similar to many other companies, our operations have been affected by COVID-19. We have implemented remote working for many employees and adopted safety requirements, including the social distancing protocols recommended by public health authorities. The following provides a summary of our actions in our two segments - Tobacco and Real Estate - since COVID-19 was declared a pandemic in March 2020.

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

Impact of COVID-19 on Real Estate Segment.  Douglas Elliman is the largest residential real estate broker in the New York City market and approximately 46% of its brokerage revenues were derived from this region in 2018 and 2019. In addition, New Valley has investments in multiple real estate ventures and properties in the New York metropolitan area, which had a carrying value of $34,092 at March 31, 2021. Published reports and data indicate that the New York metropolitan area was initially impacted more than any other area in the United States. Consequently, various governmental agencies in the New York metropolitan area and in other markets where Douglas Elliman operates, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that could operate. These restrictions adversely impacted Douglas Elliman’s ability to conduct business during the year ended December 31, 2020 and, in particular from March 2020 to October 2020. For example, Douglas Elliman’s agents were restricted from performing in-person showings of properties or conducting open houses in most of Douglas Elliman’s markets from March 2020 to June 2020. Douglas Elliman experienced a severe decline in closed sales volume in New York City from March 2020 to October 2020. As a result of the impact of COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of Douglas Elliman’s brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 28% for the twelve months ended March 31, 2021. As Douglas Elliman’s markets began reopening and vaccines for COVID-19 have become available, and consistent with home buying trends in the U.S., Douglas Elliman’s business improved significantly in markets complementary to New York City, including the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Palm Beach, Miami, Los Angeles, and Aspen and, more recently, New York City.

Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments at Douglas Elliman, including a reduction of personnel of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. Despite increases in expenses, which began during the fourth quarter of 2020 as business improved, Douglas Elliman operated at a lower cost basis for the first quarter ended March 31, 2021 compared to the first quarter ended March 31, 2020.

The circumstances around the potential impact of COVID-19 pandemic on our Real Estate segment remain fluid and we continue to actively monitor the impact of the pandemic, including the availability of vaccines, and related macroeconomic trends on our Real Estate segment. In addition, the likelihood and magnitude of a material impact from the pandemic increases with the amount of time the virus affects activity levels in locations in which Douglas Elliman operates. Therefore, we are unable to predict the ultimate impact of the COVID-19 pandemic and related macroeconomic trends (including, in particular, the virtual work trend arising as a result of the COVID-19 pandemic and the availability of vaccines), or other factors resulting therefrom on the future financial condition, results of operations and cash flows from our Real Estate segment.

Recent Developments
Issuance of Senior Secured Notes due 2029. In January 2021, we issued $875,000 in aggregate principal of our 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside the United States in compliance with Regulation S under the Securities Act. The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on February 1, 2029. Prior to February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at any time at a make-whole redemption price and, thereafter, we may redeem some or all of the 5.75% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. The aggregate net proceeds from the issuance of the 5.75% Senior Secured Notes were approximately $855,500 after deducting offering expenses. We used the net proceeds of the issuance, together with cash on hand, to redeem all of our outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and any premium thereon, and to pay fees and expenses in connection with the offering of the 5.75% Senior Secured Notes.
Liggett Credit Facility. On March 22, 2021, Liggett, 100 Maple LLC (“Maple”) and Vector Tobacco entered into Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender.
The existing credit agreement was amended to, among other things, (i) add Vector Tobacco as a borrower under the Restated Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000. As of March 31, 2021, approximately $90,000 was available for borrowing with no outstanding balance under the Restated Credit Agreement.
Montego. Since August 2020, Liggett has expanded the distribution of its Montego deep discount brand by 12 states, primarily located in the southeast and midwest. Montego was Liggett’s third-largest brand for the three months ended March 31, 2021. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s volume represented 10.0% of Liggett’s unit volume for the three months ended March 31, 2021 compared to 5.0% for the three months ended March 31, 2020.
Property Technology (“PropTech”) Investments. New Valley Ventures’ made the following investments (all of which are currently $1.0 million or less) during the three months ended March 31, 2021.
•Rechat – an investment in February 2021 in a mobile-centric real estate agent marketing, customer relationship management and transaction-management software. This investment aligns strategically with Douglas Elliman’s multi-year services agreement with Rechat for its agents.
•Purlin – an investment in March 2021 in an automated intelligence platform to aid in home buying.
•EVPassport – an investment in March 2021 in an electronic vehicle charging platform.
•Humming Homes – an investment in March 2021 in a tech-enabled home management service.
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
Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement (the “1996 Agreement”). In April 2017, the Chancery Court ruled that the 1996 Agreement should be enforced and referred the matter to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In September 2019, the Special Master held a hearing regarding the state’s claim for approximately $17,500 in prejudgment interest as well as post-judgment interest in amounts to be determined. A decision is pending. Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and it reserved all rights to appeal this and other issues at the conclusion of the case. In April 2021, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2020 - the final contract year) is approximately $16,700, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In the event Liggett appeals an adverse judgment, the posting of a bond may be required.

See “Legislation and Regulation” in Item 2 of the MD&A for further information on litigation.

Critical Accounting Policies

There are no material changes except for the items listed below from the critical accounting policies set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K, for the year ended December 31, 2020. Please refer to that section and the information below for disclosures regarding the critical accounting policies related to our business.

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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2021 and 2020 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes ownership of Douglas Elliman, investments in real estate and investments in real estate ventures.

	Three Months Ended
	March 31,
	2021		2020
Revenues:
Tobacco	$268,463		$287,069
Real estate	275,301		167,419
Total revenues	$543,764		$454,488
Operating income (loss):
Tobacco	$81,599	(1)	$69,186
Real estate	15,260		(67,475)	(2)
Corporate and Other	(6,656)		(6,615)
Total operating income	$90,203		$(4,904)
(1) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $5 of litigation settlement and judgment expense.
(2) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and other intangible assets.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Revenues. Total revenues were $543,764 for the three months ended March 31, 2021 compared to $454,488 for the three months ended March 31, 2020. The $89,276 (19.6%) increase in revenues was primarily due to a $107,882 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues related to the strength of the U.S. existing home market during the 2021 period. This was offset by a $18,606 decline in Tobacco revenues related to lower unit volume partially offset by increases in net pricing resulting primarily from increases in 2020 and 2021.
Cost of sales. Total cost of sales was $363,542 for the three months ended March 31, 2021 compared to $310,623 for the three months ended March 31, 2020. The $52,919 (17.0%) increase in cost of sales was primarily due to a $86,178 increase in Real Estate cost of sales, which was primarily related to increased Douglas Elliman’s commissions. This was offset by a $33,259 decline in Tobacco cost of sales primarily related to decreased sales volume.

Expenses. Operating expenses were $90,019 for the three months ended March 31, 2021 compared to $148,769 for the same period last year. The $58,750 (39.5%) decline was due to a $61,031 decline in Real Estate expenses, primarily related to the absence of the impairment of goodwill and other intangible asset charge at Douglas Elliman of $58,252 recorded in the 2020 period. This was offset by a $2,240 increase in Tobacco expenses and by a $41 increase in Corporate and Other expense for the three months ended March 31, 2021.
Operating income. Operating income was $90,203 for the three months ended March 31, 2021 compared to an operating loss of $4,904 for the same period last year. Operating income for the three months ended March 31, 2020 included an impairment expense associated with goodwill and other intangible assets in our real estate segment. Real Estate operating income increased $82,735 primarily related to increased revenues at Douglas Elliman in the first quarter of 2021 associated with the strength of existing-home sales, which was propelled by home-buying trends associated with increased demand in Douglas Elliman’s markets, and the absence of the impairment expense in the 2021 period. Tobacco operating income increased by $12,413 due primarily to increases in net pricing and lower per unit MSA expense. This was offset by the increased Corporate and Other operating loss of $41.
Other expenses (income). Other expenses were $45,193 for the three months ended March 31, 2021 compared to other income of $695 for the three months ended March 31, 2020. For the three months ended March 31, 2021, other expenses primarily consisted of interest expense of $28,751, and loss on the extinguishment of debt of $21,362. This was offset by equity in earnings from real estate ventures of $1,589, equity in earnings from investments of $577 and other income of $2,754. For the three months ended March 31, 2020, other income primarily consisted of equity in earnings of investments of $50,152 and income of $3,330 from changes in fair value of derivatives embedded within convertible debt. This was offset by interest expense of $35,627, equity in losses from real estate ventures of $6,505 and other expenses of $10,655.
Income (loss) before provision for income taxes. Income before income taxes was $45,010 for the three months ended March 31, 2021 compared to loss before income taxes of $4,209 for the three months ended March 31, 2020.
Income tax expense (benefit). Income tax expense was $13,053 for the three months ended March 31, 2021 compared to income tax benefit of $978 for the three months ended March 31, 2020. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income (loss) to record income tax expense (benefit), adjusted for discrete items, if any. We refine annual estimates as new information becomes available. For the three months ended March 31, 2020, the annual effective tax rate applied to year-to-date income resulted in tax expense which was reduced by discrete items and resulted in an income tax benefit for the period. The net discrete tax benefit of $1,286 primarily relates to income tax benefits on goodwill and trademark impairment charges, changes in value of certain contingent consideration partially offset by the income tax expense related to equity in earnings from investments associated with the one-time gain on sale of LTS.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s, Pyramid, Liggett Select, Eve and Grand Prix by $0.14 on January 25, 2021, by $0.13 per pack in November 2020, $0.11 per pack in June 2020, and $0.08 per pack in February 2020.
All of our Tobacco sales were in the discount category in 2021 and 2020. For the three months ended March 31, 2021, Tobacco revenues were $268,463 compared to $287,069 for the three months ended March 31, 2020. Revenues declined by $18,606 (6.5%) due primarily to a 13.8% (311 million units) decline in unit sales volume partially offset by an increase in the average selling price of our brands for the three months ended March 31, 2021. We believe that unit volumes for the three months ended March 31, 2021 declined due to elevated wholesale inventories at December 31, 2020, which were the result of purchases after a competitor’s announcement of a price increase in December 2020, as well as the prospect of increased restrictions associated with the COVID-19 pandemic.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2021		2020

Manufacturing overhead, raw materials and labor	$27,261		$32,865
Customer shipping and handling	1,416		1,472
Federal Excise Taxes, net	97,714		113,139
FDA expense	6,072		6,350
MSA expense, net of market share exemption	31,568	(1)	43,464
Total cost of sales	$164,031		$197,290
(1) Includes $2,722 received from a litigation settlement associated with the MSA expense.
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of March 31, 2021, we estimate taxable shipments in the U.S. will decline by 6.0% in 2021. Our annual MSA liability changes by approximately $1,700 for each percentage change in estimated shipment volumes in the U.S. market.
Tobacco gross profit was $104,432 for the three months ended March 31, 2021 compared to $89,779 for the three months ended March 31, 2020, an increase of $14,653 (16.3%). For the three months ended March 31, 2021, gross profit included $2,722 received from an MSA settlement, which reduced cost of sales. Excluding this settlement, gross profit for the three months ended March 31, 2021 was $101,710, an increase of $11,931 (13.3%). This increase in gross profit for the three months ended March 31, 2021 was primarily attributable to increased net pricing across Liggett’s brand portfolio more than offsetting the impact of a 13.8% decline in unit sales. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 51.6% in the 2020 period to 61.2% in the 2021 period. The increase in gross profit was a result of increased pricing and lower per unit MSA and manufacturing costs. Manufacturing costs per unit were higher in the comparable 2020 period due to the costs associated with a voluntary shutdown of Liggett’s manufacturing facility in March 2020 related to the COVID-19 pandemic.
Despite recent pricing increases, Eagle 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales declined from approximately 62% in the three months ended March 31, 2020 to approximately 61% for the three months ended March 31, 2021. Pyramid, Liggett’s second largest brand, declined from approximately 24% of total unit volume sales in the three months ended March 31, 2020 to approximately 21% for the three months ended March 31, 2021. Montego is Liggett’s third largest brand and increased from approximately 5% of total unit volume sales in the three months ended March 31, 2020 to approximately 10% for the three months ended March 31, 2021.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $22,828 for the three months ended March 31, 2021 compared to $20,593 for the three months ended March 31, 2020. The increase of $2,235 was mainly due to increased litigation expenses associated with Colorado’s minimum price legislation. Tobacco product liability legal expenses, including settlements and judgments, were $1,525 and $1,550 for the three months ended March 31, 2021 and 2020, respectively.
Tobacco operating income. Tobacco operating income was $81,599 for the three months ended March 31, 2021 compared to $69,186 for the same period last year, an increase of $12,413. The increase in operating income was primarily attributable to higher gross profit margins, as discussed above, partially offset by increased operating, selling, general and administrative expenses.

Real Estate.
Real Estate revenues. Real Estate revenues were $275,301 and $167,419 for the three months ended March 31, 2021 and 2020, respectively. Real Estate revenues increased by $107,882 (64.4%), which was primarily related to an increase of $103,134 in Douglas Elliman’s commission and other brokerage income, which increased as a result of increased revenues from existing home sales as a result of home-buying trends in Douglas Elliman’s markets. These trends are consistent with the increased demand for existing-homes in Douglas Elliman’s markets as well as other areas of the U.S. Douglas Elliman’s revenues generated from the sales of existing homes increased by $45,375 in the Southeast region, $21,526 in the Northeast region, which does not include New York City, $15,378 in the West region and $20,026 in New York City. In addition, Douglas Elliman’s sales from Development Marketing increased by $829 for the three months ended March 31, 2021.
From March 2020 to October 2020, the COVID-19 pandemic had a significant effect on the economy and, especially, in the New York City market, where approximately 46% of Douglas Elliman’s commissions and other brokerage revenues were derived in 2018 and 2019. During this time, in response to the pandemic, various governmental agencies in the markets where Douglas Elliman operates instituted restrictions on individuals and on the types of businesses that were permitted to operate from March 2020 to June 2020, which adversely impacted Douglas Elliman’s business. As a result of the impact of COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of Douglas Elliman’s brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 28% for the twelve months ended March 31, 2021. As Douglas Elliman’s markets began reopening and vaccines for COVID-19 have become available, and consistent with home buying trends in the U.S., Douglas Elliman’s business improved significantly in markets complementary to New York City, including the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Palm Beach, Miami, Los Angeles, and Aspen and, more recently, New York City.
.
Real Estate revenues and cost of sales for the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended
	March 31,
	2021	2020
Real Estate Revenues:
Commission and other brokerage income	$259,100	$155,966
Property management revenue	9,268	8,779
Escrow and title fees	4,408	856
Revenues from investments in real estate	900	—
Sales on facilities primarily from Escena	1,625	1,818
Other	—	—
Total real estate revenues	$275,301	$167,419

Real Estate Cost of Sales:
Real estate agent commissions	$197,017	$112,199
Cost of sales on facilities primarily from Escena	876	996
Escrow and title fees	1,618	138
Total real estate cost of sales	$199,511	$113,333
Real Estate cost of sales. Real Estate cost of sales were $199,511 and $113,333 for the three months ended March 31, 2021 and 2020, respectively. Real Estate cost of sales increased by $86,178, primarily related to $84,818 increase in Douglas Elliman’s real estate commissions which increased as a result of increased commission and other brokerage income.
Douglas Elliman’s gross profit increased by $21,704 (40.1%) while gross margin percentage on real estate brokerage income declined from 28.1% for the three months ended March 31, 2020 to 24.0% for the three months ended March 31, 2021. This was primarily due to the decline in the percentage of revenues from the New York City region, which traditionally earns higher gross margin percentages than the Southeast (Florida) and Western (primarily California) regions.
See Impact of COVID-19 on Real Estate Segment. for a discussion of the impact of the COVID-19 pandemic on the Real Estate segment.

Real Estate expenses. Real Estate expenses were $60,530 and $121,561 for the three months ended March 31, 2021 and 2020. The expenses for the three months ended March 31, 2020 included the non-cash impairment of goodwill and other intangible assets of $58,252 at Douglas Elliman. Real estate expenses, excluding the non-cash impairment charge, declined by $2,779 as a result of the continued expense-reduction initiatives that began at Douglas Elliman in the second quarter of 2020. Douglas Elliman’s expenses declined as a result of lower administrative, professional services, occupancy and travel expenses. The decline in these expenses was offset by increased advertising expense as Douglas Elliman’s business increased.
Real Estate operating income (loss). The Real Estate segment reported operating income of $15,260 and operating loss of $67,475 for the three months ended March 31, 2021 and 2020, respectively. The increase in the Real Estate segment’s operating income, after excluding the non-cash impairment charge in the 2020 period, was primarily the result of the increase in gross profit discussed above along with the impact of expense-reduction initiatives that began at Douglas Elliman in the second quarter of 2020.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $6,656 for the three months ended March 31, 2021 compared to $6,615 for the same period in 2020.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2021:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2021	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$2,951	$6,719	$9,670	$—	450	Acres			667 450	R Lots H	N/A	N/A
Townhome A (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	100%	6,132	—	6,132	—	6,169	SF			1	R	N/A	Completed
Investments in real estate, net				$9,083	$6,719	$15,802	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$6,819	$(4,414)	$2,405	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(893)	893	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	11,513	(11,513)	—	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	TBD
Monad Terrace	Miami Beach, FL	May 2015	19.6%	7,635	(5,490)	2,145	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(6,144)	—	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	20	422	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(42)	9,103	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	685	98	783	—	5,200	SF	—		4	R	September 2019	Completed
Meatpacking Plaza	Meatpacking District, NY	April 2019	16.9%	10,692	(2,527)	8,165	—	TBD	—	TBD	—	TBD	—	TBD	TBD
The Park on Fifth	Miami Beach, FL	September 2019	38.9%	18,098	1,228	19,326	—	482,000	SF	15,000	SF	330	R	April 2020	August 2023
9 DeKalb	Brooklyn, NY	April 2019	4.2%	5,000	804	5,804	—	450,000	SF	120,000	SF	540	R	March 2019	February 2023
West Hialeah	Miami, FL	December 2019	77.8%	12,522	1,116	13,638	—	1,400,000	SF	—		1,369	R	December 2019	November 2022
Townhome B (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	46.7%	2,530	—	2,530	—	4,752	SF	—		1	R	N/A	Completed
Ritz-Carlton Villas	Miami Beach, FL	December 2020	50.0%	4,109	—	4,109	—	55,000	SF	—		15	R	October 2020	August 2022
Condominium and Mixed Use Development				$119,393	$(50,963)	$68,430	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$(3,626)	$3,626	$—	—	N/A		N/A		4,064	R	N/A	N/A
Apartment Buildings				$(3,626)	$3,626	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(7,056)	$1,626	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	15.7%	(2,136)	2,136	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,702)	1,346	—	52	Acres	—		101	H	N/A	N/A
Parker New York	Central Park South, Manhattan, NY	July 2019	0.4%	1,000	(459)	541	—	TBD		—		589 99	H R	May 2020	February 2022
Hotels				$13,594	$(10,081)	$3,513	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,200	$(1,487)	$2,713	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,602	2,439	7,041	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$8,802	$952	$9,754	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$11,154	$(9,849)	$1,305	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	466	982	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(2,736)	$5,023	$2,287	$—

Investments in real estate ventures				$135,427	$(51,443)	$83,984	$—

Total Carrying Value				$144,510	$(44,724)	$99,786	$—

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
(3) The Witkoff GP Partners venture includes a $1,305 investment in 500 Broadway, a Condominium and Mixed Use Development in Santa Monica, CA.
N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of March 31, 2021 were $7,787. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the three months ended March 31, 2021, New Valley capitalized $430 of interest costs and utilized (reversed) $120 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $29,407 for the three months ended March 31, 2021 and increased by $95,700 for the three months ended March 31, 2020.
Cash provided from operations was $78,364 and $115,309 for the three months ended March 31, 2021 and 2020, respectively. The decline in cash provided from operations related primarily to the absence of proceeds in the 2021 period associated with the sale of LTS, which occurred in 2020, and cash expenditures in February 2021 associated with the premium for the retirement of our 6.125% Senior Secured Notes due 2025. These amounts were offset by increases in operating income during the three months ended March 31, 2021.
Cash used in investing activities was $18,505 for the three months ended March 31, 2021 and cash provided by investing activities was $25,968 for the three months ended March 31, 2020. In the first three months of 2021, cash used in investing activities was for the purchase of investment securities of $38,441, investments in real estate ventures of $8,087, capital expenditures of $1,931, an increase in cash surrender value of life insurance policies of $564, purchase of long-term investments of $5,813, and an increase in restricted assets of $3. This was offset by the sale of investment securities of $10,228, paydowns of investment securities of $172, maturities of investment securities of $13,968, distributions from investments in real estate ventures of $7,577, and proceeds from the sale or liquidation of long-term investments of $4,389. In the first three months of 2020, cash provided by investing activities was from the sale of investment securities of $16,672, pay downs of investment securities of $202, maturities of investment securities of $15,616, distributions from investments in real estate ventures of $1,036, a decrease in restricted assets of $93, and proceeds from the sale or liquidation of long-term investments of $19,544. This was offset by the purchase of investment securities of $15,798, investments in real estate ventures of $673, capital expenditures of $4,888, investments in real estate, net of $340, an increase in cash surrender value of life insurance policies of $258, and purchase of long-term investments of $5,238.
Cash used in financing activities was $30,452 and $45,577 for the three months ended March 31, 2021 and 2020, respectively. In the first three months of 2021, cash was used for the dividends and distributions on common stock of $32,273, repayments of debt of $853,158, deferred financing costs of $20,000, and other of $21. This was offset by proceeds from debt issuance of $875,000. In the first three months of 2020, cash was used for dividends and distributions on common stock of $32,074, repayments of debt of $2,638, distributions to non-controlling interest of $448, and net repayments of debt under the revolver of $10,453, offset by proceeds from debt issuance of $36.
We have significant liquidity commitments at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include cash interest expense of approximately $108,900, dividends on our outstanding common shares of approximately $128,900, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and income taxes.
In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt and equity issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of March 31, 2021, we had cash and cash equivalents of $382,387 (including $107,380 of cash at Douglas Elliman and $83,046 of cash at Liggett), investment securities and long-term investments, which were carried at $206,082 (see Note 6 to condensed consolidated financial statements). As of March 31, 2021, our investments in real estate ventures were carried at $83,984 and our investment in real estate, net of accumulated depreciation, was carried at $15,802.

Limitation of interest expense deductible for income taxes. Since 2018, the amount of interest expense that is deductible in the computation of income tax liability has been limited to a percentage of adjusted taxable income, as defined by applicable law. In 2019 and 2020, the amount of deductible interest expense was limited to 50% of taxable income before interest, depreciation and amortization and, in 2021, the amount will be limited to 30% of taxable income before interest, depreciation and amortization. Beginning in 2022, the amount will be limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. As a result of interest expense that is allocated to our real estate businesses (from the holding company) not being subject to the limitation, all of our interest expense to date has been tax deductible; however, due to our high degree of leverage and the large amount of our interest expense that is currently allocated to our real estate businesses (from the holding company) for income tax purposes, a portion of our interest expense in future years may not be deductible, which could increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt.

Tobacco Litigation. As of March 31, 2021, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, approximately 39 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
Vector.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the three months ended March 31, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
5.75% Senior Secured Notes due 2029. On January 28, 2021, we completed the sale of $875,000 in aggregate principal amount of our 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S thereunder. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees in connection with the offering. We used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all of our outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and premium thereon, on January 28, 2021.
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

The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of March 31, 2021.

	Indenture	March 31, 2021
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$364,459
Leverage ratio, as defined	<3.0 to 1	2.57 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.09 to 1

As of March 31, 2021, we were in compliance with all debt covenants related to the 2029 Indenture.
10.5% Senior Notes due 2026. On November 2, 2018 and November 18, 2019, respectively, we sold $325,000 and $230,000, respectively, in aggregate principal amount of our 10.5% Senior Notes to qualified institutional buyers and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S thereunder. The 10.5% Senior Secured Notes due 2026 are guaranteed by all of our wholly owned domestic subsidiaries that are engaged in the conduct of our cigarette business and DER Holdings LLC.
The indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the 2026 Indenture) to exceed 3.75 to 1.0, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0 to 1.0. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of March 31, 2021.

Covenant	Indenture Requirement	March 31, 2021
Consolidated EBITDA, as defined	N/A	$370,860
Fixed charge coverage ratio, as defined	>2.0 to 1	3.42 to 1
Net leverage ratio, as defined	<4.0 to 1	2.02 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.37 to 1
As of March 31, 2021 and December 31, 2020, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries, other than DER Holdings LLC (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheets as of March 31, 2021 and the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2021 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of March 31, 2021 and December 31, 2020 and the related Summarized Combined Statements of Operations for the three months ended March 31, 2021 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	March 31, 2021	December 31, 2020
Assets:
Current assets	$540,370	$515,082
Noncurrent assets	265,649	264,041
Intercompany receivables from Nonguarantor Subsidiaries	5,902	2,040

Liabilities:
Current liabilities	245,924	193,125
Noncurrent liabilities	1,531,591	1,521,293

Summarized Combined Statements of Operations:

	Three Months Ended
	March 31,
	2021	2020
Revenues	$268,486	$287,188
Cost of sales	164,031	197,290
Operating income	75,018	62,673
Net income	19,891	51,201

Liggett Credit Facility and Liggett Term Loan Under Credit Facility. On March 22, 2021, Liggett, Maple and Vector Tobacco entered into the Amendment with Wells Fargo, as agent and lender.
The Amendment amended the existing credit agreement to, among other things, (i) add Vector Tobacco as a borrower under the Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000. As of March 31, 2021, there was no outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $90,000 based on eligible collateral at March 31, 2021. At March 31, 2021, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $338,799 for the last twelve months ended March 31, 2021.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of March 31, 2021, we and our subsidiaries had total outstanding indebtedness of approximately $1,427,400. Of this amount, $875,000 comprised of the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We currently believe that our tobacco and real estate segments will generate positive cash flow and will continue to be able to sustain their operations in 2021 without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $382,400, investment securities at fair value of approximately $149,100, long-term investments with an estimated value of approximately $57,100, including in-transit redemptions, and availability under Liggett’s credit facility of approximately $90,000 at March 31, 2021. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase our 10.5% Senior Notes due 2026 in open-market purchases or privately negotiated transactions.
There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.
 Furthermore, we may access the capital markets to refinance our 10.5% Senior Notes due 2026. We are able to redeem such bonds at price of 105.3% on November 1, 2021 and the redemption price declines to 102.625% on November 1, 2022 and 100% on November 1, 2023. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.

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
As of March 31, 2021, approximately $21,900 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of March 31, 2021, there was no outstanding balance on the Liggett Credit Facility which also has variable interest rates. As of March 31, 2021, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $200.
We held debt securities available for sale totaling $102,958 as of March 31, 2021. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of March 31, 2021, we held various investments in equity securities with a total fair value of $84,237, of which $48,629 represents equity securities at fair value and $35,608 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of March 31, 2021, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $8,424.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation
    There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below:
Menthol and Flavorings

The Tobacco Products Scientific Advisory Committee (“TPSAC”) completed its review of the use of menthol in cigarettes and issued a report with recommendations to the U.S. Food and Drug Administration (“FDA”) in March 2011. The report stated that “removal of menthol cigarettes from the marketplace would benefit public health in the United States,” but did not expressly recommend that FDA ban menthol cigarettes. In July 2013, FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes, in which it concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes. FDA also issued and accepted public comment on an Advance Notice of Proposed Rulemaking (“ANPR”) seeking input related to potential regulatory options it might consider in determining what future regulatory action, if any, it believes is warranted. A decision by FDA to ban menthol in tobacco products could have a material adverse effect on us. In July 2014, the federal district court for the District of Columbia ruled on cross-motions for summary judgment in a lawsuit brought by several cigarette manufacturers against FDA challenging the composition of the TPSAC. The district court granted, in part, the manufacturers’ motion for summary judgment, ordering FDA to reconstitute the TPSAC and barring the agency from relying in any manner on the March 2011 TPSAC report on menthol. FDA appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. In January 2016, the D.C. Circuit vacated the district court’s decision due to the manufacturers’ lack of standing and lifted the prohibition on FDA relying on the March 2011 TPSAC report. The D.C. Circuit’s decision does not preclude future challenges if FDA ultimately relies on the March 2011 TPSAC report to restrict or ban menthol in cigarettes.

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

On April 29, 2021, FDA announced that it intends to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes within the next year. FDA indicated that the proposed rule will be one of the agency’s highest priorities. The public would have at minimum 60 days to provide comments on the proposed rule and, if FDA decides to proceed, it would then draft and publish a final rule. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. For the twelve months ended March 31, 2021, approximately 19% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,
•governmental regulations and policies,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises, such as the outbreak of COVID-19, which began in 2020,
•impact of legislation on our results of operations and product costs, i.e. the impact of federal legislation providing for regulation of tobacco products by FDA,
•impact of substantial increases in federal, state and local excise taxes,
•uncertainty related to product liability and other tobacco-related litigations including the Engle progeny cases pending in Florida and other individual and class action cases where certain plaintiffs have alleged compensatory and punitive damage amounts ranging into the hundreds of million and even billions of dollars,
•potential additional payment obligations for us under the MSA and other settlement agreements with the states;
•significant changes in the price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic,
•the timing and breadth of COVID-19 vaccine administration,
•adult smoker purchasing behavior of those who receive the COVID-19 vaccine,
•potential dilution to our holders of or common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities,
•effects of industry competition,
•impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,

•the impacts of the Tax Cuts and Jobs Act of 2017, including the deductibility of interest expense and the impact of the markets on our Real Estate segment,
•the impacts of future income tax legislation in the U.S., including the impact of the markets on our Real Estate segment,
•failure to properly use and protect client and employee information and data, and
•the effect of a material breach of security or other performance issues of any of the Company’s or its vendors’ systems.
Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.
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

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below:

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

In July 2017, FDA announced a comprehensive plan for tobacco and nicotine regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. On April 29, 2021, FDA announced that it intends to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes within the next year. FDA indicated that the proposed rule will be one of the agency’s highest priorities. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. For the last twelve months ended March 31, 2021, approximately 19% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry

As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rulemaking, which FDA announced in March 2018. See Item 1. Business. Legislation and Regulation. At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. The rulemaking process could take years and once a final rule is issued it typically does not take effect for at least one year. We cannot predict how a nicotine tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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

On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 8, 2020, the court issued an updated scheduling order and granted a joint motion to postpone the effective date of the final rule by 120 days to October 16, 2021. The court subsequently postponed the effective date to April 14, 2022.

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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both internally and externally, to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and its affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco and real estate customers. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information) and the disruption of business operations. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2021.

Item 6.    Exhibits:

* 4.1	Indenture, dated as of January 28, 2021, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated January 28, 2021).

* 4.2	Pledge Agreement, dated as of January 28, 2021, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated January 28, 2021).

* 4.3	Security Agreement, dated as of January 28, 2021, between Vector Tobacco Inc. and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated January 28, 2021).

* 4.4	Security Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated January 28, 2021).

* 4.5	Second Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated January 28, 2021).

*10.1	Amendment to the Employment Agreement dated January 15, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2021).

10.2	Performance-based Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. 2014 Management Incentive Plan.

*10.3	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, and, upon its accession thereto pursuant to Amendment No. 4 and Joinder, Vector Tobacco Inc., the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, and Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement, dated as of March 22, 2021 (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 22, 2021).

*22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 of Vector’s Form 10-K for the year ended December 31, 2020).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 6, 2021