Form 10-Q
period 2021-06-30
VECTOR GROUP LTD
filed 2021-08-06
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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
☐ Yes ☒ No
    At August 3, 2021, Vector Group Ltd. had 153,959,427 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$490,390	$352,842
Investment securities at fair value	157,001	135,585
Accounts receivable - trade, net	51,463	40,711
Inventories	93,161	97,545
Other current assets	46,171	37,220
Total current assets	838,186	663,903
Property, plant and equipment, net	72,804	77,988
Investments in real estate, net	9,608	15,631
Long-term investments (includes $35,534 and $34,218 at fair value)	55,362	52,528
Investments in real estate ventures	76,192	85,400
Operating lease right-of-use assets	138,057	145,356
Goodwill and other intangible assets, net	207,497	207,577
Other assets	98,671	95,026
Total assets	$1,496,377	$1,343,409
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$12,558	$12,557
Current payments due under the Master Settlement Agreement	89,488	38,767
Income taxes payable, net	13,834	5,847
Current operating lease liability	26,625	27,207
Other current liabilities	223,498	198,937
Total current liabilities	366,003	283,315
Notes payable, long-term debt and other obligations, less current portion	1,402,827	1,393,729
Non-current employee benefits	66,829	66,616
Deferred income taxes, net	36,602	32,456
Non-current operating lease liability	144,487	154,199
Payments due under the Master Settlement Agreement	13,224	17,933
Other liabilities	58,450	54,848
Total liabilities	2,088,422	2,003,096
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 154,156,100 and 153,324,629 shares issued and outstanding	15,416	15,332
Additional paid-in capital	5,048	—
Accumulated deficit	(591,911)	(653,945)
Accumulated other comprehensive loss	(20,598)	(21,074)
Total Vector Group Ltd. stockholders' deficiency	(592,045)	(659,687)
Non-controlling interest	—	—
Total stockholders' deficiency	(592,045)	(659,687)
Total liabilities and stockholders' deficiency	$1,496,377	$1,343,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Tobacco*	$329,496	$312,510	$597,959	$599,579
Real estate	400,033	133,250	675,334	300,669
Total revenues	729,529	445,760	1,273,293	900,248

Expenses:
Cost of sales:
Tobacco*	206,145	214,067	370,176	411,357
Real estate	294,265	90,818	493,776	204,151
Total cost of sales	500,410	304,885	863,952	615,508

Operating, selling, administrative and general expenses	92,043	71,064	182,057	161,581
Litigation settlement and judgment expense	—	53	5	53
Impairments of goodwill and other intangible assets	—	—	—	58,252
Restructuring charges	—	2,961	—	2,961
Operating income	137,076	66,797	227,279	61,893

Other income (expenses):
Interest expense	(28,115)	(29,358)	(56,866)	(64,985)
Loss on extinguishment of debt	—	—	(21,362)	—
Change in fair value of derivatives embedded within convertible debt	—	1,669	—	4,999
Equity in earnings from investments	941	2,207	1,518	52,359
Equity in earnings (losses) from real estate ventures	16,685	(12,260)	18,274	(18,765)
Other, net	5,578	7,635	8,332	(3,020)
Income before provision for income taxes	132,165	36,690	177,175	32,481
Income tax expense	38,860	10,916	51,913	9,938

Net income	93,305	25,774	125,262	22,543

Net income attributed to non-controlling interest	—	—	—	—

Net income attributed to Vector Group Ltd.	$93,305	$25,774	$125,262	$22,543

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.61	$0.17	$0.81	$0.14

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.61	$0.16	$0.81	$0.14

* Revenues and cost of sales include federal excise taxes of $118,735, $121,170, $216,449, and $234,309 for the three and six months ended June 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$93,305	$25,774	$125,262	$22,543

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(122)	644	(304)	(20)
Net unrealized losses (gains) reclassified into net income	34	(70)	(7)	433
Net unrealized (losses) gains on investment securities available for sale	(88)	574	(311)	413

Net change in pension-related amounts:
Amortization of loss	481	463	963	927

Other comprehensive income	393	1,037	652	1,340

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	33	(174)	82	6
Net unrealized losses (gains) reclassified into net income on investment securities	(9)	19	2	(117)
Pension-related amounts	(130)	(125)	(260)	(250)
Income tax provision on other comprehensive income	(106)	(280)	(176)	(361)

Other comprehensive income, net of tax	287	757	476	979

Comprehensive income	93,592	26,531	125,738	23,522

Comprehensive income attributed to non-controlling interest	—	—	—	—
Comprehensive income attributed to Vector Group Ltd.	$93,592	$26,531	$125,738	$23,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2021	154,194,629	$15,419	$2,573	$(653,606)	$(20,885)	$—	$(656,499)
Net income	—	—	—	93,305	—	—	93,305
Total other comprehensive income	—	—	—	—	287	—	287
Dividends on common stock ($0.20 per share)	—	—	—	(31,610)	—	—	(31,610)
Restricted stock grant	3,500	1	(1)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(42,029)	(4)	(604)	—	—	—	(608)
Stock-based compensation	—	—	3,080	—	—	—	3,080
Balance as of June 30, 2021	154,156,100	$15,416	$5,048	$(591,911)	$(20,598)	$—	$(592,045)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2020	148,084,900	$14,808	$—	$(712,221)	$(21,586)	$—	$(718,999)
Net income	—	—	—	25,774	—	—	25,774
Total other comprehensive income	—	—	—	—	757	—	757
Distributions and dividends on common stock ($0.20 per share)	—	—	(54,244)	22,644	—	—	(31,600)
Restricted stock grant	405,000	41	(41)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(5,423)	(1)	(61)	—	—	—	(62)
Issuance of common stock	5,000,000	500	52,063	—	—	—	52,563
Stock-based compensation	—	—	2,283	—	—	—	2,283
Other	—	—	—	80	—	—	80
Balance as of June 30, 2020	153,484,477	$15,348	$—	$(663,723)	$(20,829)	$—	$(669,204)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2021	153,324,629	$15,332	$—	$(653,945)	$(21,074)	$—	$(659,687)
Net income	—	—	—	125,262	—	—	125,262
Total other comprehensive income	—	—	—	—	476	—	476
Dividends on common stock ($0.40 per share)	—	—	—	(63,228)	—	—	(63,228)
Restricted stock grants	873,500	88	(88)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(42,029)	(4)	(604)	—	—	—	(608)
Stock-based compensation	—	—	5,740	—	—	—	5,740
Balance as of June 30, 2021	154,156,100	$15,416	$5,048	$(591,911)	$(20,598)	$—	$(592,045)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2020	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net income	—	—	—	22,543	—	—	22,543
Total other comprehensive income	—	—	—	—	979	—	979
Distributions and dividends on common stock ($0.40 per share)	—	—	(56,502)	(5,619)	—	—	(62,121)
Restricted stock grant	405,000	41	(41)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(5,423)	(1)	(61)	—	—	—	(62)
Issuance of common stock	5,000,000	500	52,063	—	—	—	52,563
Stock-based compensation	—	—	4,541	—	—	—	4,541
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Other	—	—	—	80	—	—	80
Balance as of June 30, 2020	153,484,477	$15,348	$—	$(663,723)	$(20,829)	$—	$(669,204)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash provided by operating activities	$221,300	$341,329
Cash flows from investing activities:
Sale of investment securities	23,477	19,555
Maturities of investment securities	36,461	31,574
Purchase of investment securities	(74,805)	(16,867)
Proceeds from sale or liquidation of long-term investments	8,009	23,407
Purchase of long-term investments	(6,963)	(5,238)
Investments in real estate ventures	(9,902)	(3,858)
Distributions from investments in real estate ventures	11,163	5,172
Increase in cash surrender value of life insurance policies	(1,348)	(751)
(Increase) decrease in restricted assets	(5)	87
Capital expenditures	(3,055)	(6,242)
Paydowns of investment securities	302	415
Investments in real estate, net	—	(679)
Net cash (used in) provided by investing activities	(16,666)	46,575
Cash flows from financing activities:
Proceeds from issuance of debt	875,000	531
Deferred financing costs	(20,109)	—
Repayments of debt	(856,316)	(172,467)
Borrowings under revolver	7,699	130,641
Repayments on revolver	(7,699)	(165,593)
Dividends and distributions on common stock	(63,738)	(63,478)
Distributions to non-controlling interest	—	(448)
Proceeds from issuance of common stock	—	52,563
Other	(51)	5
Net cash used in financing activities	(65,214)	(218,246)
Net increase in cash, cash equivalents and restricted cash	139,420	169,658
Cash, cash equivalents and restricted cash, beginning of period	365,677	379,476
Cash, cash equivalents and restricted cash, end of period	$505,097	$549,134

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
Certain reclassifications have been made to the 2020 financial information to conform to the 2021 presentation. Credit loss income (expense) has been reclassified from Other (expense) income as components of Other, net.

(b)Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statements of stockholders’ deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available and then to accumulated deficit.

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributed to Vector Group Ltd.	$93,305	$25,774	$125,262	$22,543
Income attributed to participating securities	(952)	(707)	(1,686)	(1,268)
Net income applicable to common shares attributed to Vector Group Ltd.	$92,353	$25,067	$123,576	$21,275

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income attributed to Vector Group Ltd.	$93,305	$25,774	$125,262	$22,543
Income attributable to 5.50% Variable Interest Senior Convertible Notes	—	(375)	—	—
Income attributed to participating securities	(952)	(707)	(1,686)	(1,268)
Net income applicable to common shares attributed to Vector Group Ltd.	$92,353	$24,692	$123,576	$21,275

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average shares for basic EPS	152,285,182	149,379,306	152,267,410	148,189,710
Plus incremental shares related to convertible debt	—	1,379,454	—	—
Plus incremental shares related to stock options and non-vested restricted stock	282,313	88,100	206,381	85,701
Weighted-average shares for diluted EPS	152,567,495	150,846,860	152,473,791	148,275,411

The following non-vested restricted stock were outstanding during the three and six months ended June 30, 2021 and 2020, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock was greater than the average market price of the common shares during the respective periods. The following shares issuable upon the conversion of convertible debt were outstanding during the three and six months ended June 30, 2020, but were not included in the computation of diluted EPS because the impact of the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted-average shares of non-vested restricted stock	—	625,122	—	625,122
Weighted-average expense per share	$—	$19.54	$—	$19.54
Weighted-average number of shares issuable upon conversion of debt	—	—	—	4,874,072
Weighted-average conversion price	$—	$—	$—	$20.27

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)Restructuring:

During 2020, in response to the coronavirus pandemic (“COVID-19”), the Company's Real Estate segment, including Douglas Elliman, underwent a restructuring by realigning its administrative support function and office locations as well as adjusting its business model to more efficiently serve its clients. This included a reduction of brokerage personnel by approximately 25% at Douglas Elliman. For the three and six months ended June 30, 2021, there were no restructuring charges. As of December 31, 2020, there was no accrual for restructuring charges.

The following table summarizes amounts expensed for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Cash Charges:
Employee severance and benefits	$1,599	$1,599
Other restructuring expenses	218	218
	1,817	1,817
Non-Cash:
Loss on fixed assets associated with consolidation of sales offices	1,144	1,144

Total restructuring charges	$2,961	$2,961

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

(f)Other, net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income	$525	$968	$1,136	$3,648
Net gains (losses) recognized on investment securities	8,469	4,781	10,918	(7,459)
Net periodic benefit cost other than the service costs	(243)	(454)	(487)	(909)
Credit loss income (expense)	—	1,128	—	(432)
Other (expense) income	(3,173)	1,212	(3,235)	2,132
Other, net	$5,578	$7,635	$8,332	$(3,020)

(g)Other Assets:

Other assets consisted of:

	June 30, 2021	December 31, 2020
Restricted assets	$4,170	$3,456
Prepaid pension costs	35,751	35,209
Contract assets, net	23,538	24,002
Other assets	35,212	32,359
Total other assets	$98,671	$95,026

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)Other Current Liabilities:

Other current liabilities consisted of:

	June 30, 2021	December 31, 2020
Accounts payable	$10,718	$12,846
Accrued promotional expenses	49,269	45,579
Accrued excise and payroll taxes payable, net	22,973	13,849
Accrued interest	30,998	31,624
Commissions payable	38,832	25,615
Accrued salaries and benefits	25,517	27,104
Contract liabilities	7,507	7,633
Allowance for sales returns	7,414	7,356
Other current liabilities	30,270	27,331
Total other current liabilities	$223,498	$198,937

(i)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$490,390	$352,842
Restricted cash and cash equivalents included in other current assets	11,364	10,374
Restricted cash and cash equivalents included in other assets	3,343	2,461
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$505,097	$365,677

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

(j)New Accounting Pronouncements:

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

2.    REVENUE RECOGNITION

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Tobacco Segment Revenues:
Core Discount Brands - Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select, and Eve	$313,264	$295,388	$566,520	$564,393
Other Brands	16,232	17,122	31,439	35,186
Total tobacco revenues	$329,496	$312,510	$597,959	$599,579

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended June 30, 2021
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$105,852	$66,419	$121,966	$51,518	$345,755
Commission and other brokerage income - development marketing	15,919	—	14,078	281	30,278
Property management revenue	9,762	139	—	—	9,901
Escrow and title fees	1,413	392	—	4,236	6,041
Total Douglas Elliman revenue	132,946	66,950	136,044	56,035	391,975
Other real estate revenues	6,750	—	—	1,308	8,058
Total real estate revenues	$139,696	$66,950	$136,044	$57,343	$400,033

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended June 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$35,861	$35,631	$23,232	$20,024	$114,748
Commission and other brokerage income - development marketing	5,173	—	2,747	586	8,506
Property management revenue	8,617	215	—	—	8,832
Escrow and title fees	474	369	—	—	843
Total Douglas Elliman revenue	50,125	36,215	25,979	20,610	132,929
Other real estate revenues	—	—	—	321	321
Total real estate revenues	$50,125	$36,215	$25,979	$20,931	$133,250

	Six Months Ended June 30, 2021
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$175,987	$122,669	$197,519	$92,596	$588,771
Commission and other brokerage income - development marketing	24,363	—	21,385	614	46,362
Property management revenue	18,857	312	—	—	19,169
Escrow and title fees	1,879	809	—	7,761	10,449
Total Douglas Elliman revenue	221,086	123,790	218,904	100,971	664,751
Other real estate revenues	6,750	—	—	3,833	10,583
Total real estate revenues	$227,836	$123,790	$218,904	$104,804	$675,334

	Six Months Ended June 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$85,970	$70,355	$53,410	$45,724	$255,459
Commission and other brokerage income - development marketing	13,624	—	9,469	668	23,761
Property management revenue	17,179	432	—	—	17,611
Escrow and title fees	1,067	632	—	—	1,699
Total Douglas Elliman revenue	117,840	71,419	62,879	46,392	298,530
Other real estate revenues	—	—	—	2,139	2,139
Total real estate revenues	$117,840	$71,419	$62,879	$48,531	$300,669

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	June 30, 2021	December 31, 2020
Receivables, which are included in accounts receivable - trade, net	$2,703	$1,520
Contract assets, net, which are included in other current assets	6,563	6,529
Payables, which are included in other current liabilities	2,072	1,113
Contract liabilities, which are included in other current liabilities	7,507	7,633
Contract assets, net, which are included in other assets	23,538	24,002
Contract liabilities, which are included in other liabilities	34,302	32,104

The Company recognized revenue of $1,717 and $2,649 for the three and six months ended June 30, 2021, that were included in the contract liabilities balances at December 31, 2020. The Company recognized revenue of $3,921 and $6,658 for the three and six months ended June 30, 2020, that were included in the contract liabilities balances at December 31, 2019.

3.    CURRENT EXPECTED CREDIT LOSSES
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of June 30, 2021 and December 31, 2020.
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market). The Company estimated that the credit losses for these receivables were $7,128 and $7,038 at June 30, 2021 and December 31, 2020, respectively.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the condensed consolidated balance sheets. New Valley had two loans with a total amortized cost basis of $15,928, including accrued interest receivable of $6,428 at both June 30, 2021 and December 31, 2020, and have maturities in 2021 and beyond. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of ASU 2016-13, New Valley’s expected credit loss estimate was $15,928 at both June 30, 2021 and December 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following is the rollforward of the allowance for credit losses for the six months ended June 30, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	June 30, 2021
Allowance for credit losses:

Real estate broker agent receivables	$7,038	$289	(1)	$199	$—	$7,128

New Valley term loan receivables	15,928	—		—	—	15,928
_____________________________
(1) The bad debt expense related to the real estate broker agent receivables is included in Operating, selling, administrative and general expenses on the condensed consolidated statements of operations.

The following is the rollforward of the allowance for credit losses for the six months ended June 30, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	June 30, 2020
Allowance for credit losses:

Real estate broker agent receivables	$6,132	$1,270	(1)	$41	$—	$7,361

New Valley term loan receivables	3,100	432	(2)	—	—	3,532
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

4.    LEASES

Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$9,292	$9,356	$18,593	$18,780
Short-term lease cost	261	389	552	790
Variable lease cost	1,029	588	2,037	1,155

Finance lease cost:
Amortization	14	39	30	77
Interest on lease liabilities	2	4	5	7
Total lease cost	$10,598	$10,376	$21,217	$20,809

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$21,879	$11,953
Operating cash flows from finance leases	5	7
Financing cash flows from finance leases	28	69

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,432	9,076
Finance leases	—	60

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2021	2020
Operating leases:
Operating lease right-of-use assets	$138,057	$145,356

Current operating lease liability	$26,625	$27,207
Non-current operating lease liability	144,487	154,199
Total operating lease liabilities	$171,112	$181,406

Finance leases:
Investments in real estate, net (1)	$45	$62

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(57)	(44)
Property and equipment, net	$70	$83

Current portion of notes payable and long-term debt	$57	$57
Notes payable, long-term debt and other obligations, less current portion	67	96
Total finance lease liabilities	$124	$153

Weighted average remaining lease term:
Operating leases	7.62	7.87
Finance leases	2.27	2.71

Weighted average discount rate:
Operating leases	9.24%	9.26%
Finance leases	7.98%	7.82%
(1)     Included in Investments in real estate, net on the condensed consolidated balance sheets are financing lease equipment, at cost of $748 and $748 and accumulated amortization of $703 and $686 as of June 30, 2021 and December 31, 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period Ending December 31:
Remainder of 2021	$21,960	$33
2022	38,780	60
2023	34,007	35
2024	28,054	8
2025	22,895	—
2026	19,114	—
Thereafter	78,236	—
Total lease payments	243,046	136
Less imputed interest	(71,934)	(12)
Total	$171,112	$124
As of June 30, 2021, the Company had $2,181 in undiscounted lease payments relating to an additional operating lease for equipment that has not yet commenced. The operating lease will commence in the second half of 2021 with a lease term of 3 years.
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

5.    INVENTORIES

Inventories consisted of:

	June 30, 2021	December 31, 2020
Leaf tobacco	$41,693	$42,988
Other raw materials	5,292	5,987
Work-in-process	674	520
Finished goods	66,233	68,781
Inventories at current cost	113,892	118,276
LIFO adjustments	(20,731)	(20,731)
	$93,161	$97,545

All of the Company’s inventories at June 30, 2021 and December 31, 2020 are reported under the LIFO method. The $20,731 LIFO adjustment as of June 30, 2021 decreased the current cost of inventories by $14,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process and $6,092 for Finished goods. The $20,731 LIFO adjustment as of December 31, 2020 decreased the current cost of inventories by $14,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process and $6,092 for Finished goods.
The amount of capitalized MSA cost in “Finished goods” inventory was $21,416 and $21,120 at June 30, 2021 and December 31, 2020, respectively. Federal excise tax capitalized in inventory was $24,695 and $27,683 at June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021, Liggett had tobacco purchase commitments of approximately $18,772. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	June 30, 2021	December 31, 2020
Debt securities available for sale	$108,489	$91,204

Property technology (“PropTech”) convertible trading debt securities	2,481	—

Equity securities at fair value:
Marketable equity securities	25,187	21,155
Mutual funds invested in debt securities	23,325	23,226
Long-term investment securities at fair value (1)	33,053	34,218
Total equity securities at fair value	81,565	78,599

Total investment securities at fair value	192,535	169,803
Less:
Long-term investment securities at fair value (1)	33,053	34,218
PropTech convertible trading debt securities	2,481	—
Current investment securities at fair value	157,001	135,585

Long-term investment securities at fair value (1)	33,053	34,218
Equity-method investments	19,828	18,310
PropTech convertible trading debt securities	2,481	—
Total long-term investments	$55,362	$52,528
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net gains (losses) recognized on equity securities	$8,522	$4,711	$10,930	$(7,026)
Net gains (losses) recognized on debt securities available for sale	10	70	65	(47)
Impairment expense	(44)	—	(58)	(386)
Net losses recognized on PropTech convertible trading debt securities	(19)	—	(19)	—
Net gains (losses) recognized on investment securities	$8,469	$4,781	$10,918	$(7,459)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at June 30, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$108,217	$272	$—	$108,489

The table below summarizes the maturity dates of debt securities available for sale at June 30, 2021.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$12,512	$10,195	$2,317	$—
Corporate securities	49,843	31,457	18,386	—
U.S. mortgage-backed securities	15,467	200	15,267	—
Commercial paper	29,443	29,443	—	—
Foreign fixed-income securities	1,224	—	1,224	—
Total debt securities available for sale by maturity dates	$108,489	$71,295	$37,194	$—

The components of debt securities available for sale at December 31, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$90,621	$583	$—	$91,204

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at June 30, 2021 and December 31, 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross realized gains on sales	$11	$72	$67	$170
Gross realized losses on sales	(1)	(2)	(2)	(217)
Net gains (losses) recognized on debt securities available for sale	$10	$70	$65	$(47)

Impairment expense	$(44)	$—	$(58)	$(386)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) PropTech Convertible Trading Debt Securities:

New Valley, through its subsidiary New Valley Ventures LLC, is actively seeking to capitalize on its real estate knowledge and experience by investing in PropTech ventures that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve the operating efficiency of New Valley. During the first quarter 2021, New Valley Ventures invested $2,500 into convertible notes of four PropTech ventures. The securities are classified as trading debt securities and are accounted for at fair value. The maturities of the notes are between April 2022 and March 2023.

(c) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three and six months ended June 30, 2021 and 2020, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net gains (losses) recognized on equity securities	$8,522	$4,711	$10,930	$(7,026)
Less: Net gains (losses) recognized on equity securities sold	4,054	601	4,223	(17)
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$4,468	$4,110	$6,707	$(7,009)

The Company’s mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 12. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $1,939 related to long-term investment securities at fair value as of June 30, 2021.

The Company received cash distributions of $8,009 and $23,510 related to its long-term investment securities at fair value for the six months ended June 30, 2021 and 2020, respectively. The Company classified $8,009 and $23,407 of these distributions as investing cash inflows for the six months ended June 30, 2021 and 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d) Equity-Method Investments:

Equity-method investments consisted of the following:

	June 30, 2021	December 31, 2020
Mutual fund and hedge funds	$19,828	$18,310

At June 30, 2021, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.63% to 37.09%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
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
Equity in earnings from investments were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Mutual fund and hedge funds	$941	$2,207	$1,518	$(693)
LTS	—	—	—	53,052
Equity in earnings from investments	$941	$2,207	$1,518	$52,359

The Company received cash distributions of $53,484 (including the $53,169 received by the Company in exchange for the Company’s 15,191,205 common shares of LTS) from the Company’s equity-method investments for the six months ended June 30, 2020. The Company classified these cash distributions as operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2020.

(e) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at June 30, 2021 and December 31, 2020, respectively. The total carrying value of these investments was $6,225 as of June 30, 2021 and $5,200 as of December 31, 2020, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2021 and 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	June 30, 2021	December 31, 2020
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	4.2% - 46.7%	$25,233	$30,465
All other U.S. areas	19.6% - 77.8%	36,253	37,773
		61,486	68,238
Hotels:
New York City SMSA	0.4% - 17.8%	2,114	2,629
International	49.0%	1,324	1,852
		3,438	4,481
Commercial:
New York City SMSA	49.0%	—	2,591
All other U.S. areas	1.6%	7,139	7,084
		7,139	9,675

Other:	15.0% - 50.0%	4,129	3,006
Investments in real estate ventures		$76,192	$85,400
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$396	$1,169
All other U.S. areas	6,661	2,161
	7,057	3,330
Apartment Buildings:
All other U.S. areas	—	76
	—	76

Hotels:
New York City SMSA	1,246	—
	1,246	—

Other:	1,599	452
Total contributions	$9,902	$3,858

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the six months ended June 30, 2021 and June 30, 2020. New Valley’s direct investment percentage for these ventures did not significantly change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$3,338	$1,735
All other U.S. areas	13,594	5,214
	16,932	6,949
Apartment Buildings:
All other U.S. areas	17,567	—
	17,567	—
Commercial:
New York City SMSA	—	3
All other U.S. areas	219	52
	219	55

Other	75	23
Total distributions	$34,793	$7,027

Of the distributions received by New Valley from its investment in real estate ventures, $23,630 and $1,855 were from distributions of earnings for the six months ended June 30, 2021 and 2020, respectively, and $11,163 and $5,172 were a return of capital for the six months ended June 30, 2021 and 2020, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$(967)	$(5,104)	$(2,472)	$(8,451)
All other U.S. areas	7,315	(6,489)	7,274	(9,288)
	6,348	(11,593)	4,802	(17,739)
Apartment Buildings:
All other U.S. areas	12,959	(76)	17,567	(76)
	12,959	(76)	17,567	(76)
Hotels:
New York City SMSA (1)	(386)	(542)	(848)	(649)
International	(23)	(90)	(529)	(551)
	(409)	(632)	(1,377)	(1,200)
Commercial:
New York City SMSA	(2,713)	301	(2,591)	227
All other U.S. areas	180	(264)	273	(15)
	(2,533)	37	(2,318)	212

Other:	320	4	(400)	38
Equity in earnings (losses) from real estate ventures	$16,685	$(12,260)	$18,274	$(18,765)
_____________________________
(1) The Company recognized a liability, classified in Other current liabilities, of $333 as a result of recording equity in losses in excess of the joint venture’s carrying value.

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of one of its New York City SMSA Commercial ventures was less than its carrying value as of June 30, 2021. The Company determined that the impairment was other than temporary. The Company recorded an impairment charge as a component of equity in losses from real estate ventures of $2,713 for the three and six months ended June 30, 2021.

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

The carrying amount of the consolidated assets of the VIE was $0 at both June 30, 2021 and December 31, 2020. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of June 30, 2021 and December 31, 2020. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

June 30, 2021
Condominium and Mixed Use Development:
New York City SMSA	$25,233
All other U.S. areas	36,253
61,486
Hotels:
New York City SMSA	2,114
International	1,324
3,438
Commercial:
All other U.S. areas	7,139
7,139

Other	4,129
Total maximum exposure to loss	$76,192

New Valley capitalized $592 and $1,022 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2021, respectively. New Valley capitalized $1,004 and $2,257 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2020, respectively.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $6,585 and $7,698 from these projects for the six months ended June 30, 2021 and 2020, respectively.

Combined Financial Statements for Unconsolidated Subsidiaries Accounted for under the Equity Method:

Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Other Condominium and Mixed Use Development (West Hollywood Edition).

Other Condominium and Mixed Use Development:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income Statements
Revenue	$4,991	$1,830	$15,278	$33,409
Cost of goods sold	—	—	—	22,100
Other expenses	16,997	14,013	42,340	31,926
Loss from continuing operations	$(12,006)	$(12,183)	$(27,062)	$(20,617)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	June 30, 2021	December 31, 2020
Escena, net	$9,608	$9,735
Townhome A (11 Beach Street)	—	5,896
Investments in real estate, net	$9,608	$15,631

Escena.  The assets of “Escena, net” were as follows:

	June 30, 2021	December 31, 2020
Land and land improvements	$8,911	$8,911
Building and building improvements	1,926	1,926
Other	1,655	1,672
	12,492	12,509
Less accumulated depreciation	(2,884)	(2,774)
	$9,608	$9,735

New Valley recorded operating losses of $90 and $629 for the three months ended June 30, 2021 and 2020, respectively, from Escena. New Valley recorded operating income of $280 and operating losses of $272 for the six months ended June 30, 2021 and 2020, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California.

Townhome A (11 Beach Street). In November 2020, New Valley received, as part of a liquidating distribution from a real estate joint venture, Unit TH-A, a townhouse located in Manhattan, NY. In April 2021, New Valley sold the unit for $6,750 and recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sale was presented as revenue and the cost of the investment as cost of sales on the condensed consolidated statements of operations.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	June 30, 2021	December 31, 2020
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$—
6.125% Senior Secured Notes due 2025	—	850,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,849 and $3,040	552,151	551,960
Liggett:
Equipment loans	77	89
Other	18,797	25,484
Notes payable, long-term debt and other obligations	1,446,025	1,427,533
Less:
Debt issuance costs	(30,640)	(21,247)
Total notes payable, long-term debt and other obligations	1,415,385	1,406,286
Less:
Current maturities	(12,558)	(12,557)
Amount due after one year	$1,402,827	$1,393,729

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
As of June 30, 2021, the Company was in compliance with all debt covenants.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.125% Senior Secured Notes due 2025 — Vector:
On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 for the six months ended June 30, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
10.5% Senior Notes due 2026 — Vector:
As of June 30, 2021, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
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
As of June 30, 2021, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $84,600 based on eligible collateral at June 30, 2021. As of June 30, 2021, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.
Other:
Other notes payable consist primarily of $18,750 of notes payable issued by New Valley as part of the acquisition of the remaining 29.41% interest in Douglas Elliman in December 2018. Interest on the outstanding principal balance of the notes accrues at the then-current mid-term applicable federal rate. Principal and interest is payable in installments through October 1, 2022. $11,250 of principal has been repaid through June 30, 2021 and the remaining principal is due to be repaid as follows: (1) $6,250 in 2021; and (2) $12,500 in 2022.
Non-Cash Interest Expense — Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization of debt discount, net	$97	$847	$191	$5,447
Amortization of debt issuance costs	942	889	1,835	2,047
Loss on extinguishment of 6.125% Senior Secured Notes	—	—	8,349	—
	$1,039	$1,736	$10,375	$7,494

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes	$1,427,151	$1,482,980	$1,401,960	$1,464,208
Liggett and other	18,874	18,880	25,573	25,581
Notes payable and long-term debt	$1,446,025	$1,501,860	$1,427,533	$1,489,789

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2021 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2021 and 2020, Liggett incurred tobacco product liability legal expenses and costs totaling $3,067 and $3,191 respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of June 30, 2021, Liggett had no outstanding bonds.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of June 30, 2021, there were 74 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of June 30, 2021, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 203 Engle progeny cases for approximately $8,100 in the aggregate.
Notwithstanding the comprehensive nature of the Engle progeny settlements, 38 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of June 30, 2021, Liggett had paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan, and Santoro.
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
Liggett Only Cases
There are currently four cases where Liggett is the sole defendant: Cowart is an Individual Action and Tumin, Forbing, and Jones are Engle progeny cases. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of June 30, 2021, there was one Engle progeny case (Alvarez) and eight Individual Actions (Baron, Bennett, Cupp, Feld, Geist, Lane, Mendez and Tully) scheduled for trial through June 30, 2022, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
Class Actions
As of June 30, 2021, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of June 30, 2021, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
    The PMs settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share for 2003 - 2022. The 2004 NPM Adjustment arbitration commenced in 2016, with the final individual state hearing scheduled to occur in October 2021 and a second phase addressing the effect of the settlements to start thereafter. The parties have also selected an arbitration panel to address the NPM Adjustments for 2005-2007.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As a result of the settlement and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for years 2013 - 2020 by $54,382 and by $3,935 for the six months ended June 30, 2021. Liggett and Vector Tobacco may be entitled to further adjustments. As of June 30, 2021, Liggett and Vector Tobacco had accrued approximately $13,200 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of June 30, 2021, there remains approximately $49,800 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2020 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states (the “1996 Agreement”) alleging that Liggett owes Mississippi at least $27,000 in compensatory damages and interest. In April 2017, the Chancery Court ruled, over Liggett’s objections, that the 1996 Agreement should be enforced as Mississippi claims and referred the matter first to arbitration and then to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In April 2021, following confirmation of the final arbitration award, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement was approximately $16,700, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of the principal amount allegedly due).
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre and post-judgment interest. In June 2021, the Special Master issued a draft report with proposed findings that pre-judgment interest, in the amount of approximately $18,600, is due from Liggett from April 2005 - July 9, 2021. At the request of the Special Master, the parties provided comments to the draft report and the matter is sub judice. The Special Master’s report, once finalized, is subject to objections by the parties and further review and hearing by the trial court before a final judgment may be entered. Once final judgment is entered, additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and it reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2021 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2021	$38,767	$3,967	$42,734	$17,933	$19,268	$37,201
Expenses	80,922	5	80,927	—	—	—
Change in MSA obligations capitalized as inventory	296	—	296	—	—	—
Payments	(35,206)	(4,065)	(39,271)	—	—	—
Reclassification to/(from) non-current liabilities	4,709	3,351	8,060	(4,709)	(3,351)	(8,060)
Interest on withholding	—	288	288	—	851	851
Balance as of June 30, 2021	$89,488	$3,546	$93,034	$13,224	$16,768	$29,992
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2020 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2020	$34,116	$4,249	$38,365	$17,275	$20,594	$37,869
Expenses	96,215	28	96,243	—	—	—
Change in MSA obligations capitalized as inventory	(137)	—	(137)	—	—	—
Payments	(27,214)	(4,324)	(31,538)	—	—	—
Reclassification to/(from) non-current liabilities	(855)	3,252	2,397	855	(3,252)	(2,397)
Interest on withholding	—	238	238	—	932	932
Balance as of June 30, 2020	$102,125	$3,443	$105,568	$18,130	$18,274	$36,404

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
In addition to the foregoing, Douglas Elliman and certain of its subsidiaries are subject to numerous proceedings, lawsuits and claims in connection with their ordinary business activities. Many of these matters are covered by insurance or, in some cases, the company or its subsidiaries are indemnified by third parties.
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and its consolidated subsidiaries, unrelated to tobacco product liability, should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2020	Impairment Losses	Amortization	June 30, 2021
Goodwill	$31,756	$—	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	107,511
Trademark - Douglas Elliman	68,000		—	68,000

Intangibles with a finite life, net	310	—	(80)	230

Total goodwill and other intangible assets, net	$207,577	$—	$(80)	$207,497

	December 31, 2019	Impairment Losses	Amortization	June 30, 2020
Goodwill	$78,008	$(46,252)	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	107,511
Trademark - Douglas Elliman	80,000	(12,000)	—	68,000

Intangibles with a finite life, net	474	—	(82)	392

Total goodwill and other intangible assets, net	$265,993	$(58,252)	$(82)	$207,659
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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income before provision for income taxes	$132,165	$36,690	$177,175	$32,481
Income tax expense using estimated annual effective income tax rate	38,725	10,896	51,913	9,647
Changes in effective tax rates	135	(12)	—	—
Impact of discrete items, net	—	32	—	291
Income tax expense	$38,860	$10,916	$51,913	$9,938

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$310,300	$310,300	$—	$—

Commercial paper (1)	24,071	—	24,071	—

Certificates of deposit (2)	679	—	679	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	25,187	25,187	—	—
Mutual funds invested in debt securities	23,325	23,325	—	—
Total equity securities at fair value	48,512	48,512	—	—
Debt securities available for sale
U.S. government securities	12,512	—	12,512	—
Corporate securities	49,843	—	49,843	—
U.S. government and federal agency	15,467	—	15,467	—
Commercial paper	29,443	—	29,443	—
Foreign fixed-income securities	1,224	—	1,224	—
Total debt securities available for sale	108,489	—	108,489	—

PropTech convertible trading debt securities	2,481	—	—	2,481
Total investment securities at fair value	159,482	48,512	108,489	2,481

Long-term investments
Long-term investment securities at fair value (3)	33,053	—	—	—
Total	$527,585	$358,812	$133,239	$2,481

Liabilities:
Fair value of contingent liability	$4,522	$—	$—	$4,522
Total	$4,522	$—	$—	$4,522

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $11,364 that is included in Other current assets and $1,907 that is included in Other assets.
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

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $10,374 that is included in current restricted assets and $1,907 that is included in non-current restricted assets.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at June 30, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	June 30, 2021	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,481	Discounted cash flow	Interest rates	3% - 5%
			Maturity	Apr 2022 - Mar 2023
			Volatility	43.6% - 111.6%
			Discount rate	23.75% - 43.33%

Fair value of contingent liability	$4,522	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$825,946
			Risk-free rate for a 1.5-year term	0.16%
			Leverage-adjusted equity volatility of peer firms	48.21%
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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2021 and December 31, 2020, respectively, except for investments in real estate ventures that were impaired as of June 30, 2021 and December 31, 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s investments in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Three Months Ended June 30, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$2,713	$—	$—	$—	$—
The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $2,713 of impairment charges were included in equity in earnings from real estate ventures for the three months ended June 30, 2021.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

13.    SEGMENT INFORMATION

The Company’s business segments for the three and six months ended June 30, 2021 and 2020 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three and six months ended June 30, 2021 and 2020 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended June 30, 2021
Revenues	$329,496		$400,033		$—	$729,529
Operating income (loss)	103,179		42,362		(8,465)	137,076
Equity in earnings from real estate ventures	—		16,685		—	16,685
Depreciation and amortization	1,697		2,158		234	4,089

Three months ended June 30, 2020
Revenues	$312,510		$133,250		$—	$445,760
Operating income (loss)	79,309	(1)	(6,875)	(2)	(5,637)	66,797
Equity in losses from real estate ventures	—		(12,260)		—	(12,260)
Depreciation and amortization	2,000		2,198		214	4,412

Six months ended June 30, 2021
Revenues	$597,959		$675,334		$—	$1,273,293
Operating income (loss)	184,778	(3)	57,622		(15,121)	227,279
Equity in earnings from real estate ventures	—		18,274		—	18,274
Identifiable assets	406,978		620,499		468,900	1,496,377
Depreciation and amortization	3,457		4,346		465	8,268
Capital expenditures	1,375		1,263		417	3,055

Six months ended June 30, 2020
Revenues	$599,579		$300,669		$—	$900,248
Operating income (loss)	148,495	(4)	(74,350)	(5)	(12,252)	61,893
Equity in losses from real estate ventures	—		(18,765)		—	(18,765)
Identifiable assets	357,518		557,505		428,386	1,343,409
Depreciation and amortization	4,042		4,511		434	8,987
Capital expenditures	2,973		3,249		20	6,242

(1) Operating income includes $53 of litigation settlement and judgment expense.
(2) Operating loss includes $2,961 of restructuring charges.
(3) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $5 of litigation settlement and judgment expense.
(4) Operating income includes $53 of litigation settlement and judgment expense.
(5) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and other intangible assets and $2,961 of restructuring charges.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2020 and Notes thereto, included in our 2020 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2021 and 2020.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. economy even as COVID-19 vaccines have been and continue to be administered in 2021. Many uncertainties continue to surround the pandemic, including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants, the duration of the pandemic and the length of immunity. Thus, the ultimate overall impact on our operations and real estate ventures is uncertain and we are continuing to carefully evaluate potential outcomes and working to mitigate risks.

The following provides a summary of our actions in our two segments - Tobacco and Real Estate - since COVID-19 was declared a pandemic in March 2020.

Impact of COVID-19 on Tobacco Segment. We believe many adult tobacco consumers have had incremental discretionary spending availability during the COVID-19 pandemic as a result of a variety of factors, including federal government stimulus payments and enhanced unemployment benefit payments enacted in response to the COVID-19 pandemic, and lower non-tobacco discretionary spending due to their stay-at-home practices.

Although our Tobacco segment has not experienced a material adverse impact to date by the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic (including vaccine administration and the impact of variants as well as changes in COVID-19-related restrictions and guidelines) may impact adult tobacco consumers in the future. The majority of retail stores in which our tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open.

Our management also continues to monitor the macroeconomic risks of the COVID-19 pandemic and its effect on adult tobacco consumers purchasing behaviors, including mix between premium and discount brand purchases. Our Eagle 20’s and Montego brands are priced in the deep discount category and our other brands are primarily priced in the traditional discount category.

To date, we have not experienced any material disruptions to our supply or distribution chains and have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations. However, our suppliers and members of our distribution chain may be subject to government action requiring facility closures and remote working protocols. We continue to monitor the risk that a supplier, a distributor or any other entity within our supply and distribution chain closes temporarily or permanently.

Impact of COVID-19 on Real Estate Segment.  The three and six months ended June 30, 2021 demonstrated continued strength in the residential real estate market, which has improved markedly from a sharp decline in transactions, primarily in the second quarter of 2020, due to factors related to the COVID-19 pandemic. As Douglas Elliman’s markets began reopening and vaccines for COVID-19 have become available, and consistent with home buying trends in the U.S., Douglas Elliman’s business improved significantly in markets complementary to New York City, including South Florida (Miami and Palm Beach), the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Los Angeles, and Aspen and, in 2021, in New York City.

In 2020, and, in particular, the second quarter of 2020, Douglas Elliman experienced a severe decline in closed sales volume in New York City. Therefore, as a result of the impact of COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of Douglas Elliman’s brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 29% for the twelve months ended June 30, 2021. In addition, New Valley has investments in multiple real estate ventures and properties in the New York metropolitan area, which had a carrying value of $27,347 at June 30, 2021.

Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments at Douglas Elliman, including a reduction of brokerage personnel of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. As markets have reopened and Douglas Elliman’s revenues have significantly increased, Douglas Elliman’s expenses have increased from the comparable 2020 periods. These increases were primarily the result of increased personnel expenses (associated with both discretionary compensation as well as the reinstatement of salary levels) and advertising expenses (associated with increased listings in 2021). Despite increases in expenses, which began during the fourth quarter of 2020, Douglas Elliman operated at a lower cost basis during the three and six months ended June 30, 2021 when compared to the 2019 comparable periods.

The circumstances around the potential impact of COVID-19 pandemic on our Real Estate segment remain fluid and we continue to actively monitor the impact of the pandemic, including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants, the duration of the pandemic and how long immunity lasts. Therefore, we are unable to predict the ultimate impact of the COVID-19 pandemic and related macroeconomic trends (including, in particular, the virtual work trend arising as a result of the COVID-19 pandemic and the availability of vaccines), or other factors resulting therefrom on the future financial condition, results of operations and cash flows from our Real Estate segment.

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
The existing credit agreement was amended to, among other things, (i) add Vector Tobacco as a borrower under the Restated Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000. As of June 30, 2021, approximately $84,600 was available for borrowing with no outstanding balance under the Restated Credit Agreement.
Montego. Since August 2020, Liggett has expanded the distribution of its Montego deep discount brand by 17 states, primarily located in the southeast and midwest. Montego was Liggett’s third-largest brand for the three months ended June 30, 2021. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s volume represented approximately 12% for the three months ended June 30, 2021 compared to approximately 5% of total unit volume sales for the three months ended June 30, 2020 and approximately 12% of Liggett’s unit volume for the six months ended June 30, 2021 compared to approximately 5% for the six months ended June 30, 2020.
Property Technology (“PropTech”) Investments. New Valley Ventures’ made the following investments (all of which are currently $1,000 or less) during the six months ended June 30, 2021.
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
•MoveEasy – an investment in June 2021 in a client-facing digital concierge service designed to assist clients move into and “set up” their new homes, while offering additional services to maintain their homes. MoveEasy is delivered in a white-labeled format in partnership with residential real estate brokerages in a package that features the name and contact information of the selling agent.

•The Lab PropTech Fund – an investment in June 2021 into a Miami-based fund that will invest in emerging technology companies serving emerging real estate and construction industries.

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

Mississippi Dispute. In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement (the “1996 Agreement”) alleging that Liggett owes Mississippi at least $27,000 in compensatory damages and interest. In April 2017, the Chancery Court ruled, over Liggett’s objections, that the 1996 Agreement should be enforced and referred the matter first to arbitration and then to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In April 2021, following confirmation of the final arbitration award, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2020 - the final contract year) is approximately $16,700, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount).
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre and post-judgment interest. In June 2021, the Special Master issued a draft report with proposed findings that pre-judgment interest in the amount of approximately $18,600, is due from Liggett from April 2005 - July 9, 2021. At the request of the Special Master, the parties provided comments to the draft report and the matter is sub judice. The Special Master’s report, once finalized, is subject to objections by the parties and further review and hearing by the trial court before a final judgment may be entered. Once final judgment is entered, additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to believe that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and it reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.
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

For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2021 and 2020 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes ownership of Douglas Elliman, investments in real estate and investments in real estate ventures.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2021	2020		2021		2020
Revenues:
Tobacco	$329,496	$312,510		$597,959		$599,579
Real estate	400,033	133,250		675,334		300,669
Total revenues	$729,529	$445,760		$1,273,293		$900,248
Operating income (loss):
Tobacco	$103,179	$79,309	(1)	$184,778	(3)	$148,495	(4)
Real estate	42,362	(6,875)	(2)	57,622		(74,350)	(5)
Corporate and Other	(8,465)	(5,637)		(15,121)		(12,252)
Total operating income	$137,076	$66,797		$227,279		$61,893
(1) Operating income included $53 of litigation settlement and judgement expense.
(2) Operating loss included $2,961 of restructuring charges.

(3) Operating income included $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $5 of litigation settlement and judgment expense.
(4) Operating income included $53 of litigation settlement and judgement expense.
(5) Operating loss included $58,252 of impairment charges related to the impairments of goodwill and other intangible assets and $2,961 of restructuring charges.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenues. Total revenues were $729,529 for the three months ended June 30, 2021 compared to $445,760 for the three months ended June 30, 2020. The $283,769 (63.7%) increase in revenues was primarily due to a $266,783 increase in Real Estate revenues, which was primarily related to Douglas Elliman and a $16,986 increase in Tobacco revenues.
Cost of sales. Total cost of sales was $500,410 for the three months ended June 30, 2021 compared to $304,885 for the three months ended June 30, 2020. The $195,525 (64.1%) increase in cost of sales was primarily due to a $203,447 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman. This was offset by a $7,922 decline in Tobacco cost of sales.
Expenses. Operating expenses were $92,043 for the three months ended June 30, 2021 compared to $74,078 for the same period last year. The $17,965 (24.3%) increase in operating expenses was due to a $14,099 increase in Real Estate expenses, which included $2,961 of restructuring expenses, a $1,038 increase in Tobacco expenses, and a $2,828 increase in Corporate and Other expenses.
Operating income. Operating income was $137,076 for the three months ended June 30, 2021 compared to $66,797 for the same period last year. The $70,279 (105.2%) increase in operating income was due to a $49,237 increase in Real Estate operating income, primarily related to Douglas Elliman, and a $23,870 increase in Tobacco operating income. This was offset by an increase of $2,828 in Corporate and Other operating loss.
Other expenses. Other expenses were $4,911 and $30,107 for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, other expenses primarily consisted of interest expense of $28,115. This was offset by equity in earnings from real estate ventures of $16,685, other income of $5,578 and equity in earnings from investments of $941. For the three months ended June 30, 2020, other expenses primarily consisted of interest expense of $29,358 and equity in losses from real estate ventures of $12,260. This was offset by income of $1,669 from changes in fair value of derivatives embedded within convertible debt, other income of $7,635 and equity in earnings from investments of $2,207.
Income before provision for income taxes. Income before income taxes was $132,165 and $36,690 for the three months ended June 30, 2021 and 2020, respectively.
Income tax expense. Income tax expense was $38,860 and $10,916 for the three months ended June 30, 2021 and 2020, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. For the three months ended June 30, 2020, the discrete items of $32 primarily relates to changes in value of certain contingent consideration and stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s, Pyramid, Liggett Select and Grand Prix by $0.14 per pack on June 28, 2021, $0.14 per pack in January 2021, by $0.13 per pack in November 2020, $0.11 per pack in June 2020, and $0.08 per pack in February 2020.
All of our Tobacco sales were in the discount category in 2021 and 2020. For the three months ended June 30, 2021, Tobacco revenues were $329,496 compared to $312,510 for the three months ended June 30, 2020. Revenues increased by $16,986 (5.4%) due primarily to an increase in the average selling price of our brands for the three months ended June 30, 2021 partially offset by a 1.9% (46 million units) decline in sales volume.

Despite recent pricing increases, Eagle 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales has declined slightly from 63% in the three months ended June 30, 2020 to 60% for the three months ended June 30, 2021. Pyramid, Liggett’s second-largest brand, declined from 24% of total unit volume sales in the three months ended June 30, 2020 to 21% for the three months ended June 30, 2021. Montego is Liggett’s third largest brand and increased from approximately 5% of total unit volume sales in the three months ended June 30, 2020 to approximately 12% for the three months ended June 30, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2021	2020

Manufacturing overhead, raw materials and labor	$33,277	$32,669
Customer shipping and handling	1,885	1,361
Federal Excise Taxes, net	118,735	121,170
FDA expense	5,622	6,116
MSA expense, net of market share exemption	46,626	52,751
Total cost of sales	$206,145	$214,067

The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of June 30, 2021, we estimate taxable shipments in the U.S. will decline by 6.0% in 2021. As of June 30, 2020, we estimated taxable shipments in the U.S. would decline by 4.5% in 2020 and, the actual change in 2020 taxable shipments was an increase of 2.0%. Our annual MSA expense changes by approximately $1,650 for each percentage change in estimated shipment volumes in the U.S. market.
Inflationary pressures impact Liggett’s cost of sales through increases in MSA expense as well as manufacturing costs. Liggett’s MSA expense is subject to an annual inflation adjustment, which is the greater of the U.S. CPI rate or 3% and inflationary pressures in the U.S. economy could also increase Liggett’s cost of sales. For the three months ended June 30, 2021, Liggett’s management assumed an inflation adjustment to MSA expense of 3.4% for the six months ended June 30, 2021 and assumed 3% for the three months ended June 30, 2020. The actual inflation adjustment to the MSA in 2020 was 3%. In addition, the largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. Our annual MSA expense increases by approximately $1,800 for each 1% percentage increase of inflation in excess of 3%. In addition, the largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been flat and, therefore, has not been impacted by inflation. However, during 2021, Liggett experienced a 2.1% inflation increase for the three months ended June 30, 2021 and management anticipates the inflationary trends could continue.
Tobacco gross profit was $123,351 for the three months ended June 30, 2021 compared to $98,443 for the three months ended June 30, 2020, an increase of $24,908 (25.3%). The increase in gross profit for the three months ended June 30, 2021 was primarily attributable to increased pricing associated with the Eagle 20’s and Pyramid brands more than offsetting the impact of a 1.9% decline in unit sales. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 51.4% in the 2020 period to 58.5% in the 2021 period. The increase in gross profit was primarily the result of increased net pricing as well as lower per unit MSA expense.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $20,172 and $19,081 for the three months ended June 30, 2021 and 2020, respectively. The increase of $1,091 was mainly due to increased travel and marketing expenses related to the lifting of COVID-19 pandemic related restrictions, and higher compensation accruals, partially offset by a decrease in professional fees and expenses associated with Colorado’s minimum price legislation. Total tobacco product liability legal expenses, including settlements and judgments, were $1,542 and $1,641 for the three months ended June 30, 2021 and 2020, respectively.
Tobacco operating income. Tobacco operating income was $103,179 for the three months ended June 30, 2021 compared to $79,309 for the same period last year. The increase of $23,870 (30.1%) was primarily attributable to higher gross profit, as discussed above, partially offset by increased operating, selling, general and administrative expenses.

Real Estate.
Real Estate revenues. Real Estate revenues were $400,033 and $133,250 for the three months ended June 30, 2021 and 2020, respectively. Real Estate revenues increased by $266,783, which was primarily related to an increase of $252,779 in Douglas Elliman’s commission and other brokerage income, reflecting increased revenues from existing home sales due to home-buying trends in Douglas Elliman’s markets.
In 2020, and, in particular, the second quarter of 2020, Douglas Elliman experienced a severe decline in closed sales volume in New York City. Therefore, as a result of the impact of COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of Douglas Elliman’s brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 29% for the twelve months ended June 30, 2021.
The three months ended June 30, 2021 demonstrated continued strength in the residential real estate market, which has improved markedly from a sharp decline in transactions, primarily in the second quarter of 2020, due to factors related to the COVID-19 pandemic. As Douglas Elliman’s markets began reopening and vaccines for COVID-19 have become available, and consistent with home buying trends in the U.S., Douglas Elliman’s business improved significantly in markets complementary to New York City, including South Florida (Miami and Palm Beach), the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Los Angeles, and Aspen and, in 2021, in New York City. Douglas Elliman’s commission and other brokerage income generated from the sales of existing homes increased by $98,734 in the Southeast region, $69,991 in New York City, $31,494 in the West (California and Colorado) region, and $30,788 in the Northeast region, which excludes New York City. In addition, Douglas Elliman’s revenues from Development Marketing increased by $21,772 for the three months ended June 30, 2021.
Real Estate revenues and cost of sales for the three months ended June 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended
	June 30,
	2021	2020
Real Estate Revenues:
Commission and other brokerage income	$376,033	$123,254
Property management revenue	9,901	8,832
Escrow and title fees	6,041	843
Revenues from investments in real estate	6,750	—
Sales on facilities primarily from Escena	1,308	321
Total real estate revenues	$400,033	$133,250

Real Estate Cost of Sales:
Real estate commissions	$283,652	$90,116
Cost of sales from investments in real estate	6,744	—
Escrow and title fees	2,867	139
Cost of sales on facilities primarily from Escena	1,002	563
Total real estate cost of sales	$294,265	$90,818
___________________________________
Real Estate cost of sales. Real Estate cost of sales were $294,265 and $90,818 for the three months ended June 30, 2021 and 2020, respectively. Real Estate cost of sales increased by $203,447, primarily related to a $193,536 increase in Douglas Elliman’s real estate agent commissions, which resulted from an increase in sales volume. Real estate brokerage commissions increased from 73.1% for the three months ended June 30, 2020 to 75.4% for the three months ended June 30, 2021. This was primarily due to the increase in the percentage of revenues from the Southeast (Florida) and Western (primarily California) regions which traditionally pay higher commission percentages than the New York City region.
Real Estate segment gross profit increased from $42,432 for the three months ended June 30, 2020 to $105,768 for the three months ended June 30, 2021, an increase of $63,336, which was primarily related to increases in Douglas Elliman’s commission and other brokerage income.
Real Estate expenses. Real Estate expenses, which are primarily comprised of expenses of Douglas Elliman, were $63,406 and $49,307 for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2020, Real Estate expenses included restructuring charges, which were the result of expense-reduction initiatives, of $2,961 at Douglas

Elliman. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients.
Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments at Douglas Elliman, including reductions in brokerage personnel of approximately 25%, certain salaries and other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. As markets have reopened and Douglas Elliman’s revenues have significantly increased, Douglas Elliman’s expenses have increased from the comparable 2020 periods. Real estate expenses, excluding restructuring charges, increased by $17,060 for the three months ended June 30, 2021 compared to the comparable period in 2020, primarily as a result of increased personnel expense (associated with both discretionary compensation as well as the reinstatement of salary levels) and advertising expenses associated with Douglas Elliman’s increased listings in 2021.
Real Estate operating income (loss). The Real Estate segment reported operating income of $42,362 for the three months ended June 30, 2021 compared to operating loss of $6,875 for the three months ended June 30, 2020. The increase in Real Estate segment’s operating income of $49,237 was primarily the result of the increase in gross profit discussed above along with the impact of expense-reduction initiatives that began at Douglas Elliman in the second quarter of 2020.
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $8,465 for the three months ended June 30, 2021 compared to $5,637 for the same period in 2020 and the difference was due primarily to increased administrative costs related to professional fees and travel expenses related to the lifting of COVID-19 restrictions.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenues. Total revenues were $1,273,293 for the six months ended June 30, 2021 compared to $900,248 for the six months ended June 30, 2020. The $373,045 (41.4%) increase in revenues was primarily due to a $374,665 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues related to the strength of the U.S. existing home market during the 2021 period. This was offset by a $1,620 decline in Tobacco revenues related to lower unit volume partially offset by increases in net pricing resulting primarily from increases in 2020 and 2021.
Cost of sales. Total cost of sales was $863,952 for the six months ended June 30, 2021 compared to $615,508 for the six months ended June 30, 2020. The $248,444 (40.4%) increase in cost of sales was primarily due to a $289,625 increase in Real Estate cost of sales, which was primarily related to increased Douglas Elliman’s commissions. This was offset by a $41,181 decline in Tobacco cost of sales primarily related to decreased sales volume.
Expenses. Operating expenses were $182,062 for the six months ended June 30, 2021 compared to $222,847 for the same period last year. The $40,785 (18.3%) decline was due to a $46,932 decline in Real Estate expenses, primarily related to the absence of the impairment of goodwill and other intangible asset charge and restructuring charges at Douglas Elliman of $58,252 and $2,961, respectively, recorded in the 2020 period. This was offset by a $3,278 increase in Tobacco expenses and a $2,869 increase in Corporate and Other expense for the six months ended June 30, 2021.
Operating income. Operating income was $227,279 for the six months ended June 30, 2021 compared to an operating income of $61,893 for the same period last year. Operating income for the six months ended June 30, 2020 included an impairment expense associated with goodwill and other intangible assets and restructuring charges in our Real Estate segment. Real Estate operating income increased $131,972 primarily related to increased revenues at Douglas Elliman in 2021 associated with the strength of existing-home sales, which was propelled by home-buying trends associated with increased demand in Douglas Elliman’s markets, and the absence of the impairment and restructuring expenses in the 2021 period. Tobacco operating income increased by $36,283 due primarily to increases in net pricing and lower per unit MSA expense. This was offset by the increased Corporate and Other operating loss of $2,869.
Other expenses. Other expenses were $50,104 for the six months ended June 30, 2021 compared to other expenses of $29,412 for the six months ended June 30, 2020. For the six months ended June 30, 2021, other expenses primarily consisted of interest expense of $56,866, and loss on the extinguishment of debt of $21,362. This was offset by equity in earnings from real estate ventures of $18,274, equity in earnings from investments of $1,518 and other income of $8,332. For the six months ended June 30, 2020, other expenses primarily consisted of interest expense of $64,985, equity in losses from real estate ventures $18,765 and other expenses of $3,020. This was offset by equity in earnings of investments of $52,359 and income of $4,999 from changes in fair value of derivatives embedded within convertible debt.
Income (loss) before provision for income taxes. Income before income taxes was $177,175 for the six months ended June 30, 2021 compared to loss before income taxes of $32,481 for the six months ended June 30, 2020.

Income tax expense (benefit). Income tax expense was $51,913 for the six months ended June 30, 2021 compared to income tax expense of $9,938 for the six months ended June 30, 2020. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. For the six months ended June 30, 2020, the annual effective tax rate applied to year-to-date income resulted in tax expense which was increased by discrete items related to income tax benefits on goodwill and trademark impairment charges, changes in value of certain contingent consideration and stock-based compensation, partially offset by the income tax expense related to equity in earnings from investments associated with the one-time gain on sale of LTS.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s, Pyramid, Liggett Select, Eve and Grand Prix by $0.14 per pack on June 28, 2021, $0.14 per pack in January 2021, by $0.13 per pack in November 2020, $0.11 per pack in June 2020, and $0.08 per pack in February 2020.
All of our Tobacco sales were in the discount category in 2021 and 2020. For the six months ended June 30, 2021, Tobacco revenues were $597,959 compared to $599,579 for the six months ended June 30, 2020. Revenues declined by $1,620 (0.3%) due primarily to a 7.7% (357 million units) decline in unit sales volume partially offset by an increase in the average selling price of our brands for the six months ended June 30, 2021.
Despite recent pricing increases, Eagle 20’s remains Liggett’s primary low-cost cigarette brand and its percentage of Liggett’s total unit volume sales declined from approximately 63% in the six months ended June 30, 2020 to approximately 60% for the six months ended June 30, 2021. Pyramid, Liggett’s second largest brand, declined from approximately 24% of total unit volume sales in the six months ended June 30, 2020 to approximately 21% for the six months ended June 30, 2021. Montego is Liggett’s third largest brand and increased from approximately 5% of total unit volume sales in the six months ended June 30, 2020 to approximately 12% for the six months ended June 30, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2021		2020

Manufacturing overhead, raw materials and labor	$60,538		$65,534
Customer shipping and handling	3,301		2,833
Federal Excise Taxes, net	216,449		234,309
FDA expense	11,694		12,466
MSA expense, net of market share exemption	78,194	(1)	96,215
Total cost of sales	$370,176		$411,357
(1) Includes $2,722 received from a litigation settlement associated with the MSA expense.
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of June 30, 2021, we estimate taxable shipments in the U.S. will decline by 6.0% in 2021. As of June 30, 2020, we estimated taxable shipments in the U.S. would decline by 4.5% in 2020 and, the actual change in 2020 taxable shipments was an increase of 2.0%. Our annual MSA expense changes by approximately $1,650 for each percentage change in estimated shipment volumes in the U.S. market.

Inflationary pressures impact Liggett’s cost of sales through increases in MSA expense as well as manufacturing costs. Liggett’s MSA expense is subject to an annual inflation adjustment, which is the greater of the U.S. CPI rate or 3% and inflationary pressures in the U.S. economy could also increase Liggett’s cost of sales. For the six months ended June 30, 2021, Liggett’s management assumed an inflation adjustment to MSA expense of 3.4% for the six months ended June 30, 2021 and assumed 3% for the six months ended June 30, 2020. The actual inflation adjustment to the MSA in 2020 was 3%. In addition, the largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been flat and, therefore, has not been impacted by inflation. However, during 2021, Liggett experienced a 1.2% inflation increase for the six months ended June 30, 2021 and management anticipates the inflationary trends could continue.
Tobacco gross profit was $227,783 for the six months ended June 30, 2021 compared to $188,222 for the six months ended June 30, 2020, an increase of $39,561 (21.0%). For the six months ended June 30, 2021, gross profit included $2,722 received from an MSA settlement, which reduced cost of sales. Excluding this settlement, gross profit for the six months ended June 30, 2021 was $225,061, an increase of $36,839 (19.6%). This increase in gross profit for the six months ended June 30, 2021 was primarily attributable to increased net pricing across Liggett’s brand portfolio more than offsetting the impact of a 7.7% decline in unit sales. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 51.5% in the 2020 period to 59.7% in the 2021 period. The increase in gross profit was primarily the result of increased pricing and lower per unit MSA expenses.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $43,000 for the six months ended June 30, 2021 compared to $39,674 for the six months ended June 30, 2020. The increase of $3,326 was mainly due to increased professional fees and expenses associated with Colorado’s minimum price legislation, increased travel and marketing expenses related to the lifting of COVID-19 restrictions and higher compensation accruals. Tobacco product liability legal expenses, including settlements and judgments, were $3,067 and $3,191 for the six months ended June 30, 2021 and 2020, respectively.
Tobacco operating income. Tobacco operating income was $184,778 for the six months ended June 30, 2021 compared to $148,495 for the six months ended June 30, 2020. The increase of $36,283 (24.4%) was primarily attributable to higher gross profit margins, as discussed above, partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $675,334 and $300,669 for the six months ended June 30, 2021 and 2020, respectively. Real Estate revenues increased by $374,665, which was primarily related to an increase of $355,913 in Douglas Elliman’s commission and other brokerage income, reflecting increased revenues from existing home sales due to home-buying trends in Douglas Elliman’s markets.
In 2020, and, in particular, the second quarter of 2020, Douglas Elliman experienced a severe decline in closed sales volume in New York City. Therefore, as a result of the impact of COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of Douglas Elliman’s brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 29% for the twelve months ended June 30, 2021.
The six months ended June 30, 2021 demonstrated continued strength in the residential real estate market, which has improved markedly from a sharp decline in transactions, primarily in the second quarter of 2020, due to factors related to the COVID-19 pandemic. As Douglas Elliman’s markets began reopening and vaccines for COVID-19 have become available, and consistent with home buying trends in the U.S., Douglas Elliman’s business improved significantly in markets complementary to New York City, including South Florida (Miami and Palm Beach), the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Los Angeles, and Aspen and, in 2021, in New York City. Douglas Elliman’s commission and other brokerage income generated from the sales of existing homes increased by $144,109 in the Southeast region, $90,017 in New York City, $52,314 in the Northeast region, which excludes New York City, and $46,872 in the West region. In addition, Douglas Elliman’s revenues from Development Marketing increased by $22,601 for the six months ended June 30, 2021.

Real Estate revenues and cost of sales for the six months ended June 30, 2021 and 2020, respectively, were as follows:

	Six Months Ended
	June 30,
	2021	2020
Real Estate Revenues:
Commission and other brokerage income	$635,133	$279,220
Property management revenue	19,169	17,611
Escrow and title fees	10,449	1,699
Revenues from investments in real estate	7,650	—
Sales on facilities primarily from Escena	2,933	2,139
Total real estate revenues	$675,334	$300,669

Real Estate Cost of Sales:
Real estate agent commissions	$480,669	$202,315
Cost of sales from investments in real estate	6,744	—
Escrow and title fees	4,485	277
Cost of sales on facilities primarily from Escena	1,878	1,559
Total real estate cost of sales	$493,776	$204,151
Real Estate cost of sales. Real Estate cost of sales were $493,776 and $204,151 for the six months ended June 30, 2021 and 2020, respectively. Real Estate cost of sales increased by $289,625, primarily related to $278,354 increase in Douglas Elliman’s real estate agent commissions, which resulted from an increase in sales volume. Real estate brokerage commissions increased from 72.5% to for the six months ended June 30, 2020 to 75.7% for the six months ended June 30, 2021. This was primarily due to the increase in the percentage of revenues from the Southeast (Florida) and Western (primarily California) regions which traditionally pay higher commission percentages than the New York City region.
Real Estate segment gross profit increased from $96,518 for the six months ended June 30, 2020 to $181,558 for the six months ended June 30, 2021, an increase of $85,040, which was primarily related to increases in Douglas Elliman’s commission and other brokerage income.
Real Estate expenses. Real Estate expenses, which are primarily comprised of expenses of Douglas Elliman, were $123,936 and $170,868 for the six months ended June 30, 2021 and 2020. The expenses for the six months ended June 30, 2020 included the non-cash impairment of goodwill and other intangible assets of $58,252 and restructuring charges, which were the result of expense-reduction initiatives, of $2,961 at Douglas Elliman. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients.
Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments at Douglas Elliman, including reductions in brokerage personnel of approximately 25%, certain salaries and other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. As markets have reopened and Douglas Elliman’s revenues have significantly increased, Douglas Elliman’s expenses have increased from the comparable 2020 periods. Real estate expenses, excluding the restructuring charges and non-cash impairment, increased by $14,281 for the six months ended June 30, 2021 compared to the comparable period in 2020, primarily as a result of increased personnel expense (associated with both discretionary compensation as well as the reinstatement of salary levels) and advertising expenses associated with Douglas Elliman’s increased listings in 2021. These amounts were offset by lower general and administrative, occupancy and travel expenses.
Real Estate operating income (loss). The Real Estate segment reported operating income of $57,622 and operating loss of $74,350 for the six months ended June 30, 2021 and 2020, respectively. The increase in the Real Estate segment’s operating income, after excluding the non-cash impairment charge in the 2020 period, was primarily the result of the increase in gross profit discussed above along with the impact of expense-reduction initiatives that began at Douglas Elliman in the second quarter of 2020.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $15,121 for the six months ended June 30, 2021 compared to $12,252 for the same period in 2020.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2021:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2021	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$2,951	$6,657	$9,608	$—	450	Acres			667 450	R Lots H	N/A	N/A
Townhome A (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	100%	(6)	6	—	—	6,169	SF			1	R	N/A	Completed
Investments in real estate, net				$2,945	$6,663	$9,608	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$6,819	$(4,414)	$2,405	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,485)	6,485	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	11,513	(11,513)	—	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	TBD
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	19.6%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(6,144)	—	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	1	403	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(1,356)	7,789	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	685	111	796	—	5,200	SF	—		4	R	September 2019	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(2,746)	7,946	—	8,741	SF	76,919	SF	15	R	July 2021	May 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	1,461	19,559	—	482,000	SF	15,000	SF	291	R	April 2020	August 2023
9 DeKalb Avenue	Brooklyn, NY	April 2019	4.2%	5,000	894	5,894	—	450,000	SF	120,000	SF	540	R	March 2019	February 2023
Natura	Miami, FL	December 2019	77.8%	7,354	5,263	12,617	—	460,000	SF	—		460	R	December 2019	November 2022
Townhome B (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	46.7%	(594)	594	—	—	4,752	SF	—		1	R	N/A	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(32)	4,077	—	55,000	SF	—		15	R	October 2020	August 2022
Condominium and Mixed Use Development				$105,509	$(44,023)	$61,486	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$(16,585)	$16,585	$—	—	N/A		N/A		245	R	N/A	N/A
Apartment Buildings				$(16,585)	$16,585	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(7,229)	$1,453	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street (4)	Lower East Side, Manhattan, NY	December 2012	17.8%	(2,136)	1,803	(333)	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,724)	1,324	—	52	Acres	—		101	H	N/A	N/A
Parker New York (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(339)	661	—	470,000	SF	—		587 99	H R	May 2020	December 2022
Hotels				$13,594	$(10,489)	$3,105	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,200	$(4,200)	$—	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,519	2,620	7,139	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$8,719	$(1,580)	$7,139	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$11,154	$(9,620)	$1,534	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	479	995	—	N/A		N/A		N/A		N/A	N/A
Biscayne Mortgage	Multiple	April 2021	50.0%	1,500	—	1,500	—	N/A		N/A		N/A		N/A	N/A
Partners Land Services	Multiple	June 2021	50.0%	100	—	100	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(1,136)	$5,265	$4,129	$—

Investments in real estate ventures				$110,101	$(34,242)	$75,859	$—

Total Carrying Value				$113,046	$(27,579)	$85,467	$—

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
(3) The Witkoff GP Partners venture includes a $1,534 investment in 500 Broadway, a Condominium and Mixed Use Development in Santa Monica, CA.
(4) Equity in losses in excess of the joint ventures' carrying value were $333 as of June 30, 2021, and are classified in Other current liabilities.
N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of June 30, 2021 were $8,347. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the six months ended June 30, 2021, New Valley capitalized $1,022 of interest costs and utilized (reversed) $153 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $139,420 and $169,658 for the six months ended June 30, 2021 and 2020, respectively.
Cash provided from operations was $221,300 and $341,329 for the six months ended June 30, 2021 and 2020, respectively. The decline in cash provided from operations related primarily to higher federal excise tax payments by the tobacco segment in 2021, (ii) the absence of proceeds in 2021 associated with the sale of LTS, which occurred in 2020, and (iii) cash expenditures in February 2021 associated with the premium for the retirement of our 6.125% Senior Secured Notes due 2025. These amounts were offset by increased operating income during the six months ended June 30, 2021. The lower excise tax payments in 2020 related to the 90-day postponement of the payment due dates of U.S. excise taxes from March 1, 2020 to July 1, 2020. This postponement resulted in an increase to the liquidity of our tobacco segment in the second quarter of 2020 of approximately $131,700 and the payments were made in the third quarter of 2020.
Cash used in investing activities was $16,666 for the six months ended June 30, 2021 and cash provided by investing activities was $46,575 for the six months ended June 30, 2020. In the first six months of 2021, cash used in investing activities was for the purchase of investment securities of $74,805, investments in real estate ventures of $9,902, capital expenditures of $3,055, an increase in cash surrender value of life insurance policies of $1,348, purchase of long-term investments of $6,963, and an increase in restricted assets of $5. This was offset by the sale of investment securities of $23,477, paydowns of investment securities of $302, maturities of investment securities of $36,461, distributions from investments in real estate ventures of $11,163, and proceeds from the sale or liquidation of long-term investments of $8,009. In the first six months of 2020, cash provided by investing activities was from the sale of investment securities of $19,555, paydowns of investment securities of $415, maturities of investment securities of $31,574, distributions from investments in real estate ventures of $5,172, a decrease in restricted assets of $87, and proceeds from the sale or liquidation of long-term investments of $23,407. This was offset by the purchase of investment securities of $16,867, investments in real estate ventures of $3,858, capital expenditures of $6,242, investments in real estate, net of $679, an increase in cash surrender value of life insurance policies of $751, and purchase of long-term investments of $5,238.
Cash used in financing activities was $65,214 and $218,246 for the six months ended June 30, 2021 and 2020, respectively. In the first six months of 2021, cash was used for the dividends on common stock of $63,738, repayments of debt of $856,316, deferred financing costs of $20,109, and other of $51. This was offset by proceeds from debt issuance of $875,000. In the first six months of 2020, cash was used for dividends and distributions on common stock of $63,478, repayments of debt of $172,467, distributions to non-controlling interest of $448, and net repayments of debt under the revolver of $34,952. This was offset by proceeds from issuance of common stock of $52,563, proceeds from debt issuance of $531 and other of $5.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $108,900, dividends on our outstanding common shares of approximately $128,900, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and income taxes.
As of June 30, 2021, we had cash and cash equivalents of $490,390 (including $155,224 of cash at Douglas Elliman and $108,191 of cash at Liggett), investment securities and long-term investments, which were carried at $212,363 (see Note 6 to condensed consolidated financial statements). As of June 30, 2021, our investments in real estate ventures were carried at $76,192 and our investment in real estate, net of accumulated depreciation, was carried at $9,608.

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

Tobacco Litigation. As of June 30, 2021, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, approximately 38 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
Vector.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the six months ended June 30, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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

The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of June 30, 2021.

	Indenture	June 30, 2021
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$411,838
Leverage ratio, as defined	<3.0 to 1	2.10 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.79 to 1

As of June 30, 2021, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the 2026 Indenture) to exceed 3.75 to 1.0, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin-off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin-off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0 to 1.0. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of June 30, 2021.

Covenant	Indenture Requirement	June 30, 2021
Consolidated EBITDA, as defined	N/A	$438,502
Fixed charge coverage ratio, as defined	>2.0 to 1	4.01 to 1
Net leverage ratio, as defined	<4.0 to 1	1.46 to 1
Secured leverage ratio, as defined	<3.75 to 1	1.99 to 1
As of June 30, 2021 and December 31, 2020, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries, other than DER Holdings LLC (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheets as of June 30, 2021 and the related Condensed Consolidating Statements of Operations for the six months ended June 30, 2021 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of June 30, 2021 and December 31, 2020 and the related Summarized Combined Statements of Operations for the six months ended June 30, 2021 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	June 30, 2021	December 31, 2020
Assets:
Current assets	$605,478	$515,082
Noncurrent assets	262,690	264,041
Intercompany receivables from Nonguarantor Subsidiaries	1,835	2,040

Liabilities:
Current liabilities	256,488	193,125
Noncurrent liabilities	1,529,714	1,521,293

Summarized Combined Statements of Operations:

	Six Months Ended
	June 30,
	2021	2020
Revenues	$598,004	$599,818
Cost of sales	370,176	411,357
Operating income	169,776	136,375
Net income	73,798	123,668

Liggett Credit Facility and Liggett Term Loan Under Credit Facility. On March 22, 2021, Liggett, Maple and Vector Tobacco entered into the Amendment with Wells Fargo, as agent and lender.
The Amendment amended the existing credit agreement to, among other things, (i) add Vector Tobacco as a borrower under the Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000. As of June 30, 2021, there was no outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $84,600 based on eligible collateral at June 30, 2021. At June 30, 2021, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $362,521 for the last twelve months ended June 30, 2021.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of June 30, 2021, we and our subsidiaries had total outstanding indebtedness of approximately $1,448,900. Of this amount, $875,000 comprised of the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.

We currently believe that our tobacco and real estate segments will generate positive cash flow and will continue to be able to sustain their operations in 2021 without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $490,400, investment securities at fair value of approximately $157,001, long-term investments with an estimated value of approximately $55,400, including in-transit redemptions, and availability under Liggett’s credit facility of approximately $84,600 at June 30, 2021. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
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
As of June 30, 2021, approximately $18,800 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of June 30, 2021, there was no outstanding balance on the Liggett Credit Facility which also has variable interest rates. As of June 30, 2021, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $200.
We held debt securities available for sale totaling $108,489 and convertible trading debt securities totaling $2,481 as of June 30, 2021. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of June 30, 2021, we held various investments in equity securities with a total fair value of $81,565, of which $48,512 represents equity securities at fair value and $33,053 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of June 30, 2021, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $8,157.

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

On April 29, 2021, FDA announced that it intends to propose a rule prohibiting menthol as a characterizing flavor in cigarettes by the end of April 2022. FDA indicated that the proposed rule will be one of the agency’s highest priorities. The public would have at minimum 60 days to provide comments on the proposed rule and, if FDA decides to proceed, it would then draft and publish a final rule. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. For the twelve months ended June 30, 2021, approximately 19% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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

On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 21, 2021, the court granted a motion to postpone the effective date of the final rule to July 13, 2022.

FDA requires each tobacco manufacturer to submit a plan providing for the random and equal display and distribution of the required warnings on cigarette packaging and the quarterly rotation of the required warnings in cigarette advertising. FDA must review and approve the plan prior to implementation. Liggett and Vector Tobacco each submitted a plan to FDA and these plans were approved by FDA on April 30, 2021.

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
We identify forward-looking statements in this report by using words or phrases such as “anticipate”, “believe”, “continue”, "could", “believe,” “estimate”, “expect,” “intend”, “may be,” “objective”, “opportunistically”, “plan”, “potential”, “predict”, “project”, “prospects”, “seek” or “will be” and similar words or phrases or their negatives.
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise,
•governmental regulations and policies,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises, such as the outbreak of COVID-19, which began in 2020, as well as the impact of associated variants of COVID-19,
•impact of legislation on our results of operations and product costs, i.e. the impact of federal legislation providing for regulation of tobacco products by FDA,

•impact of substantial increases in federal, state and local excise taxes,
•uncertainty related to product liability and other tobacco-related litigations including the Engle progeny cases pending in Florida and other individual and class action cases where certain plaintiffs have alleged compensatory and punitive damage amounts ranging into the hundreds of million and even billions of dollars,
•potential additional payment obligations for us under the MSA and other settlement agreements with the states;
•significant changes in the price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic,
•the timing and extent of COVID-19 vaccine administration,
•the duration of the COVID-19 pandemic,
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

There have not been any changes in our internal control over financial reporting that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

In July 2017, FDA announced a comprehensive plan for tobacco and nicotine regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. On April 29, 2021, FDA announced that it intends to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes within the next year. FDA indicated that the proposed rule will be one of the agency’s highest priorities. The rule making process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. For the last twelve months ended June 30, 2021, approximately 19% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry

As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rule making, which FDA announced in March 2018. See Item 1. Business. Legislation and Regulation. At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. The rule making process could take years and once a final rule is issued it typically does not take effect for at least one year. We cannot predict how a nicotine tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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

On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 8, 2020, the court issued an updated scheduling order and granted a joint motion to postpone the effective date of the final rule by 120 days to October 16, 2021. The court subsequently postponed the effective date to July 14, 2022.

We cannot predict whether the court will further delay the effective date and/or determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling would have on the compliance timeline or requirements imposed on industry.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended June 30, 2021.

Issuer Purchase of Equity Securities

Our purchase of our common stock during the three months ended June 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2021	—	$—	(1)	—	—
May 1 to May 31, 2021	42,029	14.48		—	—
June 1 to June 30, 2021	—	—		—	—
Total	42,029	$14.48		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with several employees’ vesting in restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

10.1	Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan.

10.2	Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan.

10.3	Performance-based Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan.

*22	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22 of Vector’s Form 10-K for the year ended December 31, 2020).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 6, 2021