Form 10-Q
period 2021-09-30
VECTOR GROUP LTD
filed 2021-11-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

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
☐ Yes ☒ No
    At November 3, 2021, Vector Group Ltd. had 153,959,427 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$523,731	$352,842
Investment securities at fair value	155,095	135,585
Accounts receivable - trade, net	46,426	40,711
Inventories	89,774	97,545
Other current assets	42,976	37,220
Total current assets	858,002	663,903
Property, plant and equipment, net	77,812	77,988
Investments in real estate, net	9,551	15,631
Long-term investments (includes $38,539 and $34,218 at fair value)	58,411	52,528
Investments in real estate ventures	74,199	85,400
Operating lease right-of-use assets	136,515	145,356
Goodwill and other intangible assets, net	214,701	207,577
Other assets	106,767	95,026
Total assets	$1,535,958	$1,343,409
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$12,583	$12,557
Current payments due under the Master Settlement Agreement	131,831	38,767
Income taxes payable, net	10,291	5,847
Current operating lease liability	26,305	27,207
Other current liabilities	206,706	198,937
Total current liabilities	387,716	283,315
Notes payable, long-term debt and other obligations, less current portion	1,400,880	1,393,729
Non-current employee benefits	66,937	66,616
Deferred income taxes, net	37,263	32,456
Non-current operating lease liability	141,671	154,199
Payments due under the Master Settlement Agreement	13,224	17,933
Other liabilities	61,399	54,848
Total liabilities	2,109,090	2,003,096
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 153,959,427 and 153,324,629 shares issued and outstanding	15,396	15,332
Additional paid-in capital	4,488	—
Accumulated deficit	(574,594)	(653,945)
Accumulated other comprehensive loss	(20,302)	(21,074)
Total Vector Group Ltd. stockholders' deficiency	(575,012)	(659,687)
Non-controlling interest	1,880	—
Total stockholders' deficiency	(573,132)	(659,687)
Total liabilities and stockholders' deficiency	$1,535,958	$1,343,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Tobacco*	$297,942	$318,850	$895,901	$918,429
Real estate	354,704	228,981	1,030,038	529,650
Total revenues	652,646	547,831	1,925,939	1,448,079

Expenses:
Cost of sales:
Tobacco*	186,398	204,101	556,574	615,458
Real estate	260,692	170,474	754,468	374,625
Total cost of sales	447,090	374,575	1,311,042	990,083

Operating, selling, administrative and general expenses	98,925	77,019	280,982	238,600
Litigation settlement and judgment expense	12	—	17	53
Net gains on sales of assets	(910)	—	(910)	—
Impairments of goodwill and other intangible assets	—	—	—	58,252
Restructuring charges	—	320	—	3,281
Operating income	107,529	95,917	334,808	157,810

Other income (expenses):
Interest expense	(28,287)	(28,163)	(85,153)	(93,148)
Loss on extinguishment of debt	—	—	(21,362)	—
Change in fair value of derivatives embedded within convertible debt	—	—	—	4,999
Equity in earnings from investments	44	1,840	1,562	54,199
Equity in (losses) earnings from real estate ventures	(5,869)	(8,536)	12,405	(27,301)
Other, net	(969)	(5,096)	7,363	(8,116)
Income before provision for income taxes	72,448	55,962	249,623	88,443
Income tax expense	23,679	17,823	75,592	27,761

Net income	48,769	38,139	174,031	60,682

Net loss attributed to non-controlling interest	120	—	120	—

Net income attributed to Vector Group Ltd.	$48,889	$38,139	$174,151	$60,682

Per basic common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.32	$0.25	$1.13	$0.39

Per diluted common share:

Net income applicable to common shares attributed to Vector Group Ltd.	$0.32	$0.25	$1.13	$0.39

* Revenues and cost of sales include federal excise taxes of $106,408, $120,320, $322,857, and $354,629 for the three and nine months ended September 30, 2021 and 2020, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$48,769	$38,139	$174,031	$60,682

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized losses	(111)	(242)	(415)	(262)
Net unrealized losses reclassified into net income	36	1	29	434
Net unrealized (losses) gains on investment securities available for sale	(75)	(241)	(386)	172

Net change in pension-related amounts:
Amortization of loss	481	463	1,444	1,390

Other comprehensive income	406	222	1,058	1,562

Income tax effect on:
Change in net unrealized losses on investment securities	30	65	112	71
Net unrealized losses reclassified into net income on investment securities	(10)	—	(8)	(117)
Pension-related amounts	(130)	(125)	(390)	(375)
Income tax provision on other comprehensive income	(110)	(60)	(286)	(421)

Other comprehensive income, net of tax	296	162	772	1,141

Comprehensive income	49,065	38,301	174,803	61,823

Comprehensive loss attributed to non-controlling interest	120	—	120	—
Comprehensive income attributed to Vector Group Ltd.	$49,185	$38,301	$174,923	$61,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2021	154,156,100	$15,416	$5,048	$(591,911)	$(20,598)	$—	$(592,045)
Net income (loss)	—	—	—	48,889	—	(120)	48,769
Total other comprehensive income	—	—	—	—	296	—	296
Dividends on common stock ($0.20 per share)	—	—	—	(31,572)	—	—	(31,572)
Surrender of shares in connection with restricted stock vesting	(196,673)	(20)	(2,935)	—	—	—	(2,955)
Stock-based compensation	—	—	2,375	—	—	—	2,375
Acquisition of subsidiary	—	—	—	—	—	500	500
Contributions from non-controlling interest	—	—	—	—	—	1,500	1,500
Balance as of September 30, 2021	153,959,427	$15,396	$4,488	$(574,594)	$(20,302)	$1,880	$(573,132)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2020	153,484,477	$15,348	$—	$(663,723)	$(20,829)	$—	$(669,204)
Net income	—	—	—	38,139	—	—	38,139
Total other comprehensive income	—	—	—	—	162	—	162
Distributions and dividends on common stock ($0.20 per share)	—	—	(366)	(31,197)	—	—	(31,563)
Restricted stock grant	20,000	2	(2)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(211,119)	(21)	(2,103)	—	—	—	(2,124)
Stock-based compensation	—	—	2,471	—	—	—	2,471
Balance as of September 30, 2020	153,293,358	$15,329	$—	$(656,781)	$(20,667)	$—	$(662,119)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2021	153,324,629	$15,332	$—	$(653,945)	$(21,074)	$—	$(659,687)
Impact of adoption of new accounting standards	—	—	—	—	—	—	—
Net income (loss)	—	—	—	174,151	—	(120)	174,031
Total other comprehensive income	—	—	—	—	772	—	772
Dividends on common stock ($0.60 per share)	—	—	—	(94,800)	—	—	(94,800)
Restricted stock grants	873,500	88	(88)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(238,702)	(24)	(3,539)	—	—	—	(3,563)
Stock-based compensation	—	—	8,115	—	—	—	8,115
Acquisition of subsidiary	—	—	—	—	—	500	500
Contributions from non-controlling interest	—	—	—	—	—	1,500	1,500
Balance as of September 30, 2021	153,959,427	$15,396	$4,488	$(574,594)	$(20,302)	$1,880	$(573,132)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2020	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net income	—	—	—	60,682	—	—	60,682
Total other comprehensive income	—	—	—	—	1,141	—	1,141
Distributions and dividends on common stock ($0.60 per share)	—	—	(56,868)	(36,816)	—	—	(93,684)
Restricted stock grant	425,000	43	(43)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(216,542)	(22)	(2,164)	—	—	—	(2,186)
Issuance of common stock	5,000,000	500	52,063	—	—	—	52,563
Stock-based compensation	—	—	7,012	—	—	—	7,012
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Other	—	—	—	80	—	—	80
Balance as of September 30, 2020	153,293,358	$15,329	$—	$(656,781)	$(20,667)	$—	$(662,119)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2021	2020
Net cash provided by operating activities	$311,337	$318,660
Cash flows from investing activities:
Sale of investment securities	33,517	20,773
Maturities of investment securities	50,731	43,405
Purchase of investment securities	(99,287)	(64,827)
Proceeds from sale or liquidation of long-term investments	8,509	30,255
Purchase of long-term investments	(13,053)	(9,238)
Investments in real estate ventures	(15,912)	(6,239)
Distributions from investments in real estate ventures	11,879	11,606
Increase in cash surrender value of life insurance policies	(1,253)	(723)
(Increase) decrease in restricted assets	(5)	384
Proceeds from sale of fixed assets	17	—
Capital expenditures	(11,103)	(8,824)
Purchase of subsidiaries	(500)	—
Paydowns of investment securities	415	627
Investments in real estate, net	—	(701)
Net cash (used in) provided by investing activities	(36,045)	16,498
Cash flows from financing activities:
Proceeds from issuance of debt	875,000	520
Deferred financing costs	(20,109)	—
Repayments of debt	(859,801)	(173,779)
Borrowings under revolver	7,778	130,686
Repayments on revolver	(7,778)	(165,639)
Dividends and distributions on common stock	(98,403)	(97,781)
Contributions from non-controlling interest	1,500	—
Distributions to non-controlling interest	—	(448)
Proceeds from issuance of common stock	—	52,563
Other	(102)	—
Net cash used in financing activities	(101,915)	(253,878)
Net increase in cash, cash equivalents and restricted cash	173,377	81,280
Cash, cash equivalents and restricted cash, beginning of period	365,677	379,476
Cash, cash equivalents and restricted cash, end of period	$539,054	$460,756

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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income attributed to Vector Group Ltd.	$48,889	$38,139	$174,151	$60,682
Income attributed to participating securities	(823)	(708)	(2,510)	(1,976)
Net income applicable to common shares attributed to Vector Group Ltd.	$48,066	$37,431	$171,641	$58,706

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average shares for basic EPS	152,535,244	152,216,118	152,357,669	149,541,642
Plus incremental shares related to stock options and non-vested restricted stock	34,376	8,470	132,411	32,007
Weighted-average shares for diluted EPS	152,569,620	152,224,588	152,490,080	149,573,649

The following non-vested restricted stock were outstanding during the three and nine months ended September 30, 2021 and 2020, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock was greater than the average market price of the common shares during the respective periods. The following shares issuable upon the conversion of convertible debt were outstanding during the three and nine months ended September 30, 2020, but were not included in the computation of diluted EPS because the impact of the common shares issuable under the convertible debt were anti-dilutive to EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted-average shares of non-vested restricted stock	210,642	612,538	—	555,918
Weighted-average expense per share	$19.54	$18.29	$—	$19.54
Weighted-average number of shares issuable upon conversion of debt	—	—	—	3,237,522
Weighted-average conversion price	$—	$—	$—	$20.27

(d)Restructuring:

During 2020, in response to the coronavirus pandemic (“COVID-19”), the Company's Real Estate segment, including Douglas Elliman, underwent a restructuring by realigning its administrative support function and office locations as well as adjusting its business model to more efficiently serve its clients. This included a reduction of brokerage personnel by approximately 25% at Douglas Elliman. For the three and nine months ended September 30, 2021, there were no restructuring charges. As of December 31, 2020, there was no accrual for restructuring charges.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table summarizes amounts expensed for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Cash Charges:
Employee severance and benefits	$186	$1,785
Other restructuring expenses	64	282
	250	2,067
Non-Cash:
Loss on fixed assets associated with consolidation of sales offices	70	1,214

Total restructuring charges	$320	$3,281

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

(f)Other, net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income	$542	$1,251	$1,678	$5,331
Net (losses) gains recognized on investment securities	(1,549)	2,516	9,369	(4,943)
Net periodic benefit cost other than the service costs	(243)	(452)	(730)	(1,361)
Credit loss expense	—	(8,576)	—	(9,008)
Other income (expense)	281	165	(2,954)	1,865
Other, net	$(969)	$(5,096)	$7,363	$(8,116)

(g)Other Assets:

Other assets consisted of:

	September 30, 2021	December 31, 2020
Restricted assets	$3,800	$3,456
Prepaid pension costs	36,022	35,209
Contract assets, net	28,688	24,002
Property technology (“PropTech”) investments at cost	3,563	—
Other assets	34,694	32,359
Total other assets	$106,767	$95,026

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(h)Other Current Liabilities:

Other current liabilities consisted of:

	September 30, 2021	December 31, 2020
Accounts payable	$15,918	$12,846
Accrued promotional expenses	50,288	45,579
Accrued excise and payroll taxes payable, net	3,869	13,849
Accrued interest	32,706	31,624
Commissions payable	24,973	25,615
Accrued salaries and benefits	34,641	27,104
Contract liabilities	5,843	7,633
Allowance for sales returns	6,900	7,356
Other current liabilities	31,568	27,331
Total other current liabilities	$206,706	$198,937

(i)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$523,731	$352,842
Restricted cash and cash equivalents included in other current assets	11,979	10,374
Restricted cash and cash equivalents included in other assets	3,344	2,461
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$539,054	$365,677

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(j)Acquisitions:

On August 6, 2021, Douglas Elliman acquired an additional 49% ownership interest in Real Estate Associates of Houston LLC (“REAOH”), a licensed real estate service provider in Houston, Texas, for a purchase price of $500. REAOH is included in the Real Estate segment, as a subsidiary of Douglas Elliman. The purchase price allocation for this acquisition resulted in the recognition of $6,527 of intangible assets related to a non-compete agreement, $5,047 of assets, $11,389 of liabilities and $815 of goodwill. The goodwill is not expected to be deductible for income tax purposes. The non-compete agreement is expected to be amortized over ten years. Douglas Elliman controls the board of REAOH and consolidates its ownership interest under the voting interest model in accordance with ASC 810, resulting in a non-controlling interest for the remaining 50% of REAOH not owned by Douglas Elliman on the Company’s condensed consolidated financial statements.
The assets, liabilities and results of operations of REAOH were not material to the Company’s condensed consolidated financial position, results of operations, or cash flows and therefore pro forma financial information for the acquisition was not presented.

(k)New Accounting Pronouncements:

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION

Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Tobacco Segment Revenues:
Core Discount Brands - Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select, and Eve	$282,079	$300,487	$848,599	$864,880
Other Brands	15,863	18,363	47,302	53,549
Total tobacco revenues	$297,942	$318,850	$895,901	$918,429

In the following table, revenue is disaggregated by major services line and primary geographical market for the Real Estate segment:

	Three Months Ended September 30, 2021
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$117,488	$63,715	$75,904	$61,487	$318,594
Commission and other brokerage income - development marketing	14,263	—	5,835	223	20,321
Property management revenue	8,979	141	—	—	9,120
Escrow and title fees	1,060	508	—	4,558	6,126
Total Douglas Elliman revenue	141,790	64,364	81,739	66,268	354,161
Other real estate revenues	—	—	—	543	543
Total real estate revenues	$141,790	$64,364	$81,739	$66,811	$354,704

	Three Months Ended September 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$43,039	$58,909	$43,883	$42,000	$187,831
Commission and other brokerage income - development marketing	4,571	—	5,564	534	10,669
Property management revenue	8,334	250	—	—	8,584
Escrow and title fees	358	554	—	—	912
Total Douglas Elliman revenue	56,302	59,713	49,447	42,534	207,996
Other real estate revenues	—	20,500	—	485	20,985
Total real estate revenues	$56,302	$80,213	$49,447	$43,019	$228,981

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Nine Months Ended September 30, 2021
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$293,475	$186,384	$273,423	$154,083	$907,365
Commission and other brokerage income - development marketing	38,626	—	27,220	837	66,683
Property management revenue	27,836	453	—	—	28,289
Escrow and title fees	2,939	1,317	—	12,319	16,575
Total Douglas Elliman revenue	362,876	188,154	300,643	167,239	1,018,912
Other real estate revenues	6,750	—	—	4,376	11,126
Total real estate revenues	$369,626	$188,154	$300,643	$171,615	$1,030,038

	Nine Months Ended September 30, 2020
	New York City	Northeast	Southeast	West	Total
Real Estate Segment Revenues:
Commission and other brokerage income - existing home sales	$129,009	$129,264	$97,293	$87,724	$443,290
Commission and other brokerage income - development marketing	18,195	—	15,033	1,202	34,430
Property management revenue	25,513	682	—	—	26,195
Escrow and title fees	1,425	1,186	—	—	2,611
Total Douglas Elliman revenue	174,142	131,132	112,326	88,926	506,526
Other real estate revenues	—	20,500	—	2,624	23,124
Total real estate revenues	$174,142	$151,632	$112,326	$91,550	$529,650

Contract Balances
The following table provides information about contract assets and contract liabilities from development marketing and commercial leasing contracts with customers:

	September 30, 2021	December 31, 2020
Receivables, which are included in accounts receivable - trade, net	$2,248	$1,520
Contract assets, net, which are included in other current assets	3,087	6,529
Payables, which are included in other current liabilities	1,682	1,113
Contract liabilities, which are included in other current liabilities	5,843	7,633
Contract assets, net, which are included in other assets	28,688	24,002
Contract liabilities, which are included in other liabilities	38,734	32,104

The Company recognized revenue of $2,292 and $4,941 for the three and nine months ended September 30, 2021, that were included in the contract liabilities balances at December 31, 2020. The Company recognized revenue of $1,451 and $8,109 for the three and nine months ended September 30, 2020, that were included in the contract liabilities balances at December 31, 2019.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    CURRENT EXPECTED CREDIT LOSSES
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of September 30, 2021 and December 31, 2020.
Real estate broker agent receivables: Douglas Elliman Realty is exposed to credit losses for various amounts due from real estate agents, which are included in Other current assets on the condensed consolidated balance sheets, net of an allowance for credit losses. The Company estimates its allowance for credit losses on receivables from agents based on an evaluation of aging, agent sales in pipeline, any security, specific exposures, historical experience of collections from the individual agents, and current and expected future market trends (such as the current and expected impact of COVID-19 on the real estate market). The Company estimated that the credit losses for these receivables were $7,623 and $7,038 at September 30, 2021 and December 31, 2020, respectively.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the condensed consolidated balance sheets. New Valley had two loans with a total amortized cost basis of $15,928, including accrued interest receivable of $6,428 at both September 30, 2021 and December 31, 2020, and have maturities in 2021 and beyond. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of ASU 2016-13, New Valley’s expected credit loss estimate was $15,928 at both September 30, 2021 and December 31, 2020.

The following is the rollforward of the allowance for credit losses for the nine months ended September 30, 2021:

	January 1, 2021	Current Period Provision		Write-offs	Recoveries	September 30, 2021
Allowance for credit losses:

Real estate broker agent receivables	$7,038	$904	(1)	$319	$—	$7,623

New Valley term loan receivables	15,928	—		—	—	15,928
_____________________________
(1) The bad debt expense related to the real estate broker agent receivables is included in Operating, selling, administrative and general expenses on the condensed consolidated statements of operations.

The following is the rollforward of the allowance for credit losses for the nine months ended September 30, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	September 30, 2020
Allowance for credit losses:

Real estate broker agent receivables	$6,132	$1,724	(1)	$141	$—	$7,715

New Valley term loan receivables	3,100	9,008	(2)	—	—	12,108
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
Unaudited

4.    LEASES

Leases
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease cost	$9,332	$9,475	$27,925	$28,255
Short-term lease cost	224	218	776	1,007
Variable lease cost	821	663	2,858	1,818

Finance lease cost:
Amortization	14	17	44	94
Interest on lease liabilities	2	4	7	11
Total lease cost	$10,393	$10,377	$31,610	$31,185

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$32,861	$19,376
Operating cash flows from finance leases	8	11
Financing cash flows from finance leases	42	86

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	7,451	13,711
Finance leases	—	60

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2021	2020
Finance leases:
Investments in real estate, net (1)	$38	$62

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(63)	(44)
Property and equipment, net	$64	$83

Current portion of notes payable and long-term debt	$57	$57
Notes payable, long-term debt and other obligations, less current portion	53	96
Total finance lease liabilities	$110	$153

Weighted average remaining lease term:
Operating leases	7.47	7.87
Finance leases	2.05	2.71

Weighted average discount rate:
Operating leases	9.18%	9.26%
Finance leases	8.09%	7.82%
(1)     Included in Investments in real estate, net on the condensed consolidated balance sheets are financing lease equipment, at cost of $748 and $748 and accumulated amortization of $710 and $686 as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Period Ending December 31:
Remainder of 2021	$11,293	$16
2022	39,846	61
2023	35,031	35
2024	28,777	8
2025	23,291	—
2026	19,484	—
Thereafter	79,656	—
Total lease payments	237,378	120
Less imputed interest	(69,402)	(10)
Total	$167,976	$110
As of September 30, 2021, the Company had no undiscounted lease payments relating to operating leases for office space and equipment that have not yet commenced.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.    INVENTORIES

Inventories consisted of:

	September 30, 2021	December 31, 2020
Leaf tobacco	$35,339	$42,988
Other raw materials	6,166	5,987
Work-in-process	644	520
Finished goods	67,356	68,781
Inventories at current cost	109,505	118,276
LIFO adjustments	(19,731)	(20,731)
	$89,774	$97,545

All of the Company’s inventories at September 30, 2021 and December 31, 2020 are reported under the LIFO method. The $19,731 LIFO adjustment as of September 30, 2021 decreased the current cost of inventories by $13,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process and $6,092 for Finished goods. The $20,731 LIFO adjustment as of December 31, 2020 decreased the current cost of inventories by $14,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process and $6,092 for Finished goods.
The amount of capitalized MSA cost in “Finished goods” inventory was $21,765 and $21,120 at September 30, 2021 and December 31, 2020, respectively. Federal excise tax capitalized in inventory was $25,136 and $27,683 at September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021, Liggett had tobacco purchase commitments of approximately $17,350. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	September 30, 2021	December 31, 2020
Debt securities available for sale	$110,781	$91,204

PropTech convertible trading debt securities	2,208	—

Equity securities at fair value:
Marketable equity securities	20,953	21,155
Mutual funds invested in debt securities	23,361	23,226
Long-term investment securities at fair value (1)	36,331	34,218
Total equity securities at fair value	80,645	78,599

Total investment securities at fair value	193,634	169,803
Less:
Long-term investment securities at fair value (1)	36,331	34,218
PropTech convertible trading debt securities	2,208	—
Current investment securities at fair value	$155,095	$135,585

Long-term investment securities at fair value (1)	$36,331	$34,218
Equity-method investments	19,872	18,310
PropTech convertible trading debt securities	2,208	—
Total long-term investments	$58,411	$52,528

Equity securities at cost: (2)
PropTech investments at cost	$3,563	$—
Other equity securities at cost	5,200	5,200
Total equity securities at cost	$8,763	$5,200
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net (losses) gains recognized on investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (losses) gains recognized on equity securities	$(1,578)	$2,516	$9,352	$(4,510)
Net (losses) gains recognized on debt securities available for sale	(29)	22	36	(25)
Impairment expense	(7)	(22)	(65)	(408)
Net gains recognized on PropTech convertible trading debt securities	65	—	46	—
Net (losses) gains recognized on investment securities	$(1,549)	$2,516	$9,369	$(4,943)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at September 30, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$110,584	$197	$—	$110,781

The table below summarizes the maturity dates of debt securities available for sale at September 30, 2021.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$10,143	$8,531	$1,612	$—
Corporate securities	49,960	29,002	20,958	—
U.S. mortgage-backed securities	17,069	2,688	14,381	—
Commercial paper	32,387	32,387	—	—
Foreign fixed-income securities	1,222	1,222	—	—
Total debt securities available for sale by maturity dates	$110,781	$73,830	$36,951	$—

The components of debt securities available for sale at December 31, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$90,621	$583	$—	$91,204

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at September 30, 2021 and December 31, 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross realized gains on sales	$29	$23	$96	$193
Gross realized losses on sales	(58)	(1)	(60)	(218)
Net (losses) gains recognized on debt securities available for sale	$(29)	$22	$36	$(25)

Impairment expense	$(7)	$(22)	$(65)	$(408)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) PropTech Investments:

New Valley, through its subsidiary New Valley Ventures LLC (“New Valley Ventures”), is actively seeking to capitalize on its real estate knowledge and experience by investing in PropTech ventures that will both supplement and enhance the technology-based experience of Douglas Elliman’s agents and the general real estate industry as well as improve the operating efficiency of New Valley. During 2021, New Valley Ventures invested $2,500 into convertible notes of four PropTech ventures. The securities are classified as trading debt securities and are accounted for at fair value. The maturities of the notes are between February 2023 and March 2023. New Valley Ventures invested $1,177 into three PropTech funds that are measured at fair value using the NAV practical expedient. During 2021, New Valley Ventures invested $3,225 into six PropTech ventures that are equity securities without readily determinable fair values.

	September 30, 2021	December 31, 2020
PropTech convertible trading debt securities	$2,208	$—
PropTech investments at fair value (1)	1,358	514
PropTech investments at cost	3,563	—
	$7,129	$514
(1) Included in Long-term investment securities at fair value.

(c) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value during the three and nine months ended September 30, 2021 and 2020, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net (losses) gains recognized on equity securities	$(1,578)	$2,516	$9,352	$(4,510)
Less: Net gains (losses) recognized on equity securities sold	2,095	(2)	6,318	(19)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(3,673)	$2,518	$3,034	$(4,491)

The Company’s mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 12. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

prices for similar instruments in active markets. The Company has unfunded commitments of $1,474 related to long-term investment securities at fair value as of September 30, 2021.

The Company received cash distributions of $8,509 and $30,358 related to its long-term investment securities at fair value for the nine months ended September 30, 2021 and 2020, respectively. The Company classified $8,509 and $30,255 of these distributions as investing cash inflows for the nine months ended September 30, 2021 and 2020, respectively.

(d) Equity-Method Investments:

Equity-method investments consisted of the following:

	September 30, 2021	December 31, 2020
Mutual fund and hedge funds	$19,872	$18,310

At September 30, 2021, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.62% to 37.78%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
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
Equity in earnings from investments were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Mutual fund and hedge funds	$44	$1,468	$1,562	$775
LTS	—	372	—	53,424
Equity in earnings from investments	$44	$1,840	$1,562	$54,199

The Company received cash distributions of $53,528 (including the $53,169 received by the Company in exchange for the Company’s 15,191,205 common shares of LTS) from the Company’s equity-method investments for the nine months ended September 30, 2020. The Company classified these cash distributions as operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2020.

(e) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at September 30, 2021 and December 31, 2020, respectively. The total carrying value of these investments was $8,764 as of September 30, 2021 and $5,200 as of December 31, 2020, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2021 and 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	September 30, 2021	December 31, 2020
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	4.2% - 46.7%	$23,390	$30,465
All other U.S. areas	19.6% - 77.8%	36,315	37,773
		59,705	68,238
Hotels:
New York City SMSA	0.4% - 12.3%	1,868	2,629
International	49.0%	1,633	1,852
		3,501	4,481
Commercial:
New York City SMSA	49.0%	—	2,591
All other U.S. areas	1.6%	7,055	7,084
		7,055	9,675

Other:	15.0% - 50.0%	3,938	3,006
Investments in real estate ventures		$74,199	$85,400
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$396	$1,169
All other U.S. areas	12,336	4,176
	12,732	5,345
Apartment Buildings:
All other U.S. areas	—	76
	—	76

Hotels:
New York City SMSA	1,579	294
	1,579	294

Other:	1,601	524
Total contributions	$15,912	$6,239

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the nine months ended September 30, 2021 and September 30, 2020. New Valley’s direct investment percentage for these ventures did not significantly change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$4,440	$1,735
All other U.S. areas	13,594	11,060
	18,034	12,795
Apartment Buildings:
All other U.S. areas	18,566	—
	18,566	—
Commercial:
New York City SMSA	—	591
All other U.S. areas	503	113
	503	704

Other	106	26
Total distributions	$37,209	$13,525

Of the distributions received by New Valley from its investment in real estate ventures, $25,330 and $1,919 were from distributions of earnings for the nine months ended September 30, 2021 and 2020, respectively, and $11,879 and $11,606 were a return of capital for the nine months ended September 30, 2021 and 2020, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (losses) from Real Estate Ventures:

New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$(841)	$(6,835)	$(3,313)	$(15,286)
All other U.S. areas	(6,128)	(618)	1,146	(9,906)
	(6,969)	(7,453)	(2,167)	(25,192)
Apartment Buildings:
All other U.S. areas	999	(208)	18,566	(284)
	999	(208)	18,566	(284)
Hotels:
New York City SMSA	(246)	(1,119)	(1,094)	(1,768)
International	310	157	(219)	(394)
	64	(962)	(1,313)	(2,162)
Commercial:
New York City SMSA	—	783	(2,591)	1,010
All other U.S. areas	200	(519)	473	(534)
	200	264	(2,118)	476

Other:	(163)	(177)	(563)	(139)
Equity in (losses) earnings from real estate ventures	$(5,869)	$(8,536)	$12,405	$(27,301)

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of one of its New York City SMSA Commercial ventures was less than its carrying value as of September 30, 2021. The Company determined that the impairment was other than temporary. The Company recorded impairment charges as a component of equity in losses from real estate ventures of $2,713 for the nine months ended September 30, 2021.

As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of three of its New York City SMSA Condominium and Mixed Use Development ventures were less than each of its respective carrying value as of September 30, 2020. The Company determined that the impairment was other than temporary. The Company recorded impairment charges as a component of equity in losses from real estate ventures of $6,617 and $10,401 for the three and nine months ended September 30, 2020.

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of one real estate venture because it controls the activities that most significantly impact the economic performance of the real estate venture. Consequently, New Valley consolidates this variable interest entity (“VIE”).

The carrying amount of the consolidated assets of the VIE was $0 at both September 30, 2021 and December 31, 2020. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of September 30, 2021 and December 31, 2020. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

September 30, 2021
Condominium and Mixed Use Development:
New York City SMSA	$23,390
All other U.S. areas	36,315
59,705
Hotels:
New York City SMSA	1,868
International	1,633
3,501
Commercial:
All other U.S. areas	7,055
7,055

Other	3,938
Total maximum exposure to loss	$74,199

New Valley capitalized $614 and $1,636 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2021, respectively. New Valley capitalized $932 and $3,188 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2020, respectively.
Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $7,493 and $8,829 from these projects for the nine months ended September 30, 2021 and 2020, respectively.

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	September 30, 2021	December 31, 2020
Escena, net	$9,551	$9,735
Townhome A (11 Beach Street)	—	5,896
Investments in real estate, net	$9,551	$15,631

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Escena.  The assets of “Escena, net” were as follows:

	September 30, 2021	December 31, 2020
Land and land improvements	$8,911	$8,911
Building and building improvements	1,926	1,926
Other	1,651	1,672
	12,488	12,509
Less accumulated depreciation	(2,937)	(2,774)
	$9,551	$9,735

New Valley recorded operating losses of $530 and $738 for the three months ended September 30, 2021 and 2020, respectively, from Escena. New Valley recorded operating losses of $250 and $1,010 for the nine months ended September 30, 2021 and 2020, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California.

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

8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	September 30, 2021	December 31, 2020
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$—
6.125% Senior Secured Notes due 2025	—	850,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,750 and $3,040	552,250	551,960
Liggett:
Equipment loans	71	89
Other	15,874	25,484
Notes payable, long-term debt and other obligations	1,443,195	1,427,533
Less:
Debt issuance costs	(29,732)	(21,247)
Total notes payable, long-term debt and other obligations	1,413,463	1,406,286
Less:
Current maturities	(12,583)	(12,557)
Amount due after one year	$1,400,880	$1,393,729

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
As of September 30, 2021, the Company was in compliance with all debt covenants.
6.125% Senior Secured Notes due 2025 — Vector:
On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 for the nine months ended September 30, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
10.5% Senior Notes due 2026 — Vector:
As of September 30, 2021, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
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
As of September 30, 2021, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $81,200 based on eligible collateral at September 30, 2021. As of September 30, 2021, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.
Other:
Other notes payable consist primarily of $15,625 of notes payable issued by New Valley as part of the acquisition of the remaining 29.41% interest in Douglas Elliman in December 2018. Interest on the outstanding principal balance of the notes accrues at the then-current mid-term applicable federal rate. Principal and interest is payable in installments through October 1, 2022. $14,375 of principal has been repaid through September 30, 2021 and the remaining principal is due to be repaid as follows: (1) $3,125 in 2021; and (2) $12,500 in 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense — Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization of debt discount, net	$99	$89	$290	$5,536
Amortization of debt issuance costs	960	847	2,795	2,894
Loss on extinguishment of 6.125% Senior Secured Notes	—	—	8,349	—
	$1,059	$936	$11,434	$8,430

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes	$1,427,250	$1,464,273	$1,401,960	$1,464,208
Liggett and other	15,945	15,949	25,573	25,581
Notes payable and long-term debt	$1,443,195	$1,480,222	$1,427,533	$1,489,789

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 12 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2021 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the nine months ended September 30, 2021 and 2020, Liggett incurred tobacco product liability legal expenses and costs totaling $4,622 and $4,684 respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of September 30, 2021, Liggett had no outstanding bonds.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of September 30, 2021, there were 81 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	48
Illinois	17
Nevada	7
New Mexico	5
Louisiana	2
Hawaii	1
Massachusetts	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of September 30, 2021, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
Judgments Paid in Engle Progeny Cases.
As of September 30, 2021, Liggett had paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan, and Santoro.
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
Upcoming Trials
As of September 30, 2021, there were three Engle progeny cases (Alvarez, Liles, and O’Rourke) and ten Individual Actions (Baron, Camacho, Clark, Cupp, Feld, Geist, Lane, Nicholson, Mendez and Tully) scheduled for trial through September 30, 2022, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
Class Actions
As of September 30, 2021, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of September 30, 2021, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

    The PMs settled most of the disputed NPM Adjustment years with 37 states representing approximately 75% of the MSA share for 2003 - 2022. The 2004 NPM Adjustment arbitration commenced in 2016, with the arbitration panel issuing interim decisions on most individual states in September 2021, finding two of them liable for the NPM Adjustment; the final individual state hearing scheduled to occur in February 2022; and a second phase addressing the effect of the settlements on recovery of the NPM Adjustment to start thereafter. The parties have selected an arbitration panel to address the NPM Adjustments for 2005-2007, and are engaged in discovery, with a common hearing set for July 2022 and individual state hearings likely to start in the third quarter of 2022.
As a result of the settlement and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for years 2013 - 2020 by $54,382 and by $5,932 for the nine months ended September 30, 2021. Liggett and Vector Tobacco may be entitled to further adjustments. As of September 30, 2021, Liggett and Vector Tobacco had accrued approximately $13,200 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of September 30, 2021, there remains approximately $49,800 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2020 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. Liggett filed formal objections to the final report in Mississippi Chancery Court which is scheduled for hearing on November 18, 2021. If the Mississippi Chancery Court rejects Liggett’s objections and enters final judgment adopting the Special Master’s findings and recommendations, additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and has reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond will likely be required.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2021 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2021	$38,767	$3,967	$42,734	$17,933	$19,268	$37,201
Expenses	122,916	17	122,933	—	—	—
Change in MSA obligations capitalized as inventory	645	—	645	—	—	—
Payments	(35,206)	(4,077)	(39,283)	—	—	—
Reclassification to/(from) non-current liabilities	4,709	3,351	8,060	(4,709)	(3,351)	(8,060)
Interest on withholding	—	382	382	—	1,301	1,301
Balance as of September 30, 2021	$131,831	$3,640	$135,471	$13,224	$17,218	$30,442

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
Liggett and the Company have received three separate demands for indemnification from Altria Client Services, on behalf of Philip Morris, relating to lawsuits alleging smokers’ use of L&M cigarettes. The indemnification demands are purportedly issued in connection with Eve Holdings’ 1999 sale of certain trademarks to Philip Morris.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

The components of Goodwill and other intangible assets, net were as follows:

	December 31, 2020	Acquisitions (1)	Impairment Losses	Amortization	September 30, 2021
Goodwill	$31,756	$815	$—	$—	$32,571

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	—	107,511
Trademark - Douglas Elliman	68,000	—	—	—	68,000

Intangibles with a finite life, net	310	6,527	—	(218)	6,619

Total goodwill and other intangible assets, net	$207,577	$7,342	$—	$(218)	$214,701
_____________________________
(1) The acquisition of Real Estate Associates of Houston, LLC in the third quarter of 2021, resulted in $6,527 of the purchase price allocated to a non-compete agreement to be amortized over ten years and $815 allocated to Goodwill.

	December 31, 2019	Acquisitions	Impairment Losses	Amortization	September 30, 2020
Goodwill	$78,008	$—	$(46,252)	$—	$31,756

Indefinite life intangibles:
Intangible asset associated with benefit under the MSA	107,511	—	—	—	107,511
Trademark - Douglas Elliman	80,000	—	(12,000)	—	68,000

Intangibles with a finite life, net	474	—	—	(123)	351

Total goodwill and other intangible assets, net	$265,993	$—	$(58,252)	$(123)	$207,618
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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income before provision for income taxes	$72,448	$55,962	$249,623	$88,443
Income tax expense using estimated annual effective income tax rate	22,097	16,784	76,136	26,497
Changes in effective tax rates	2,126	66	—	—
Impact of discrete items, net	(544)	973	(544)	1,264
Income tax expense	$23,679	$17,823	$75,592	$27,761

The discrete items for the three and nine months ended September 30, 2021 relate to income tax expense associated with stock-based compensation. The discrete items for the three months ended September 30, 2020 relate to income tax expense associated with changes in value of certain contingent consideration and stock-based compensation. The discrete items for the nine months ended September 30, 2020 relate to income tax expense related to the equity in earnings from investments associated with the one-time gain on sale of LTS partially offset by the goodwill and trademark impairment charges, changes in value of certain contingent consideration, and stock-based compensation.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$320,956	$320,956	$—	$—

Commercial paper (1)	21,136	—	21,136	—

Certificates of deposit (2)	679	—	679	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	20,953	20,953	—	—
Mutual funds invested in debt securities	23,361	23,361	—	—
Total equity securities at fair value	44,314	44,314	—	—
Debt securities available for sale
U.S. government securities	10,143	—	10,143	—
Corporate securities	49,960	—	49,960	—
U.S. government and federal agency	17,069	—	17,069	—
Commercial paper	32,387	—	32,387	—
Foreign fixed-income securities	1,222	—	1,222	—
Total debt securities available for sale	110,781	—	110,781	—

PropTech convertible trading debt securities	2,208	—	—	2,208
Total investment securities at fair value	157,303	44,314	110,781	2,208

Long-term investments
Long-term investment securities at fair value (3)	36,331	—	—	—
Total	$536,405	$365,270	$132,596	$2,208

Liabilities:
Fair value of contingent liability	$4,250	$—	$—	$4,250
Total	$4,250	$—	$—	$4,250

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets, except for $11,979 that is included in Other current assets and $1,907 that is included in Other assets.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at September 30, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	September 30, 2021	Valuation Technique	Unobservable Input	Range (Actual)

PropTech convertible trading debt securities	$2,208	Discounted cash flow	Interest rate	5%
			Maturity	Feb 2023 - Mar 2023
			Volatility	36.2% - 100.8%
			Discount rate	27.08% - 46.66%

Fair value of contingent liability	$4,250	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$765,886
			Risk-free rate for a 1.25-year term	0.14%
			Leverage-adjusted equity volatility of peer firms	29.22%
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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2021 and December 31, 2020, respectively, except for investments in real estate ventures that were impaired as of December 31, 2020.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

13.    SEGMENT INFORMATION

The Company’s business segments for the three and nine months ended September 30, 2021 and 2020 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes and non-controlling interests for the three and nine months ended September 30, 2021 and 2020 were as follows:

			Real		Corporate
	Tobacco		Estate		and Other	Total
Three months ended September 30, 2021
Revenues	$297,942		$354,704		$—	$652,646
Operating income (loss)	91,779	(1)	24,700		(8,950)	107,529
Equity in losses from real estate ventures	—		(5,869)		—	(5,869)
Depreciation and amortization	1,550		2,250		262	4,062

Three months ended September 30, 2020
Revenues	$318,850		$228,981		$—	$547,831
Operating income (loss)	91,319	(2)	10,850	(3)	(6,252)	95,917
Equity in losses from real estate ventures	—		(8,536)		—	(8,536)
Depreciation and amortization	1,965		2,167		214	4,346

Nine months ended September 30, 2021
Revenues	$895,901		$1,030,038		$—	$1,925,939
Operating income (loss)	276,557	(4)	82,322		(24,071)	334,808
Equity in earnings from real estate ventures	—		12,405		—	12,405
Depreciation and amortization	5,007		6,596		727	12,330
Capital expenditures	4,817		2,693		3,593	11,103

Nine months ended September 30, 2020
Revenues	$918,429		$529,650		$—	$1,448,079
Operating income (loss)	239,814	(5)	(63,500)	(6)	(18,504)	157,810
Equity in losses from real estate ventures	—		(27,301)		—	(27,301)
Depreciation and amortization	6,007		6,678		648	13,333
Capital expenditures	3,644		5,160		20	8,824

(1) Operating income includes $12 of litigation settlement and judgment expense.
(2) Operating income includes $286 of expenses from MSA settlement.
(3) Operating income includes $320 of restructuring charges.
(4) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $17 of litigation settlement and judgment expense.
(5) Operating income includes $286 of expenses from MSA settlement and $53 of litigation settlement and judgment expense.
(6) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and intangible assets and $3,281 of restructuring charges.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

14.    SUBSEQUENT EVENT
The Company’s Proposed Spin-off
On November 8, 2021, the Company announced its intention to spin off its real estate services and PropTech investment business (the "Proposed Spin-off") through a pro rata distribution of all of the outstanding shares of common stock of its newly formed wholly-owned subsidiary Douglas Elliman Inc. (“Spinco”) to holders of the Company’s common stock (including common stock underlying outstanding stock option awards and restricted stock awards). The Proposed Spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed by the end of calendar year 2021, subject to the satisfaction of customary conditions, including final approval by the Company’s board of directors and the effectiveness of Spinco’s registration statement on Form 10 to be filed with the SEC.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2020 and Notes thereto, included in our 2020 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2021 and 2020.

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

COVID-19 Pandemic and Current Business and Industry Trends

The COVID-19 pandemic continues to evolve and disrupt normal activities in many segments of the U.S. economy even as COVID-19 vaccines have been and continue to be administered. Many uncertainties continue to surround the pandemic, including risks associated with the timing and extent of vaccine administration and the impact of COVID-19 variants, the duration of the pandemic and the length of immunity. The following provides a summary of our actions in our two segments - Tobacco and Real Estate - since COVID-19 was declared a pandemic in March 2020.
Impact of COVID-19 on Tobacco Segment. We believe many adult tobacco consumers have had incremental discretionary spending availability during the COVID-19 pandemic as a result of a variety of factors, including federal government stimulus payments and enhanced unemployment benefit payments enacted in response to the COVID-19 pandemic, and lower non-tobacco discretionary spending due to stay-at-home practices.
Although our Tobacco segment has not experienced a material adverse impact to date from the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic (including vaccine administration and the impact of variants as well as changes in COVID-19-related restrictions and guidelines) may impact adult tobacco consumers in the future. The majority of retail stores in which our tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open.
Our management also continues to monitor the macroeconomic risks of the COVID-19 pandemic and its effect on adult tobacco consumer purchasing behaviors, including mix between premium and discount brand purchases. Our Montego brand is priced in the deep discount category and our other brands are primarily priced in the traditional discount category.
To date, we have not experienced any material disruptions to our supply or distribution chains and have not experienced any material adverse effects associated with governmental actions to restrict consumer movement or business operations. However, our suppliers and members of our distribution chain may be subject to government action requiring facility closures, vaccine mandates, remote working protocols and labor shortages. We continue to monitor the risk that a supplier, a distributor or any other entity within our supply and distribution chain closes temporarily or permanently.
On September 27, 2021, the President of the United States issued an Executive Order charging the Occupational Safety and Health Administration (“OSHA”) with developing an emergency temporary standard requiring almost all employers mandate certain COVID-19 vaccination and testing requirements in the workplace. On November 4, 2021, OSHA issued an interim final rule mandating that companies with at least 100 employees to either require workers to be vaccinated or subject workers to weekly COVID-19 testing from January 4, 2022. Although such mandate may be subject to legal challenge, if enforced, this could have an adverse impact on worker availability in our manufacturing, sales and administrative operations, or in our distribution and supply chains.
Impact of COVID-19 on Real Estate Segment.  Douglas Elliman is one of the largest residential real estate brokers in the New York City market and approximately 46% of its brokerage revenues were derived from the New York City market in 2018 and 2019. Published reports and data indicate that the New York metropolitan area was initially impacted more than any other area in the United States. Consequently, various governmental agencies in the New York metropolitan area and in other markets where Douglas Elliman operates instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that could operate. These restrictions adversely impacted Douglas Elliman’s ability to conduct business during the year ended December 31, 2020 and, in particular from March 2020 to October 2020. For example, Douglas Elliman agents were restricted from performing in-person showings of properties or conducting open houses in most of its markets from March 2020 to June 2020. Douglas Elliman experienced a severe decline in closed sales volume in New York City from March 2020 to October 2020. As a result of the impact of the COVID-19 pandemic on the New York City market, and combined with the increased demand for existing homes in other areas of the U.S., the percentage of Douglas Elliman brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 32% for the twelve months ended September 30, 2021. In addition, New Valley has investments in multiple real estate ventures and properties in the New York metropolitan area, which had a carrying value of $25,258 at September 30, 2021.
Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments at Douglas Elliman, including a reduction of brokerage personnel of approximately 25% and reductions of other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. As markets have reopened and Douglas Elliman’s revenues have significantly increased, Douglas Elliman’s expenses have increased in 2021 from the comparable 2020 periods. These increases were primarily the result of increased personnel expenses (associated with both discretionary compensation as well as the reinstatement of salary levels) and advertising expenses (associated with increased listing volume) in 2021.
A strong recovery in markets complementary to New York City, including Long Island, Westchester County, the Hamptons, Connecticut, Palm Beach, Miami, Los Angeles, and Aspen began late in the second quarter of 2020, following a period of sharp decline in existing home transactions that began in the final weeks of the first quarter of 2020 due to the COVID-19 crisis. More recently, Douglas Elliman has experienced a recovery in New York City as well.
During the nine months ended September 30, 2021, we believe sustained high levels of demand in the markets in which Douglas Elliman operates have been supported by beneficial consumer trends such as relaxation of social distancing measures and office re-openings coupled with further adoption of remote work trends, which we believe enhance consumers’ propensity to relocate to attractive tax and weather destinations, coupled with a favorable mortgage rate environment. In addition, continued high demand and low housing inventory levels in the markets in which Douglas Elliman operates have driven increased average existing home prices throughout and, in 2021, we believe limited inventory contributed to the decline in Douglas Elliman’s gross transaction volume from the second quarter to the third quarter of 2021. Nonetheless, we anticipate that Douglas Elliman’s markets, and in particular, New York City, will continue to improve from 2020 levels for the remainder of 2021 and into 2022, with average existing home prices increasing and existing home transaction growth remaining strong.
Notwithstanding the supply issues in the broader housing market, we expect year-over-year existing home transaction volume comparisons will be supported by ongoing recovery in the core markets in which Douglas Elliman operates, particularly the New York City market.
There remain significant uncertainties regarding whether the beneficial consumer trends discussed above, partially offset by low housing inventory levels, will be maintained, and whether such trends will continue to have a positive effect on our results of operations, financial position and cash flow, as well as significant uncertainties related to the COVID-19 pandemic, including the impact of COVID-19 variants, the duration of the pandemic and the length of immunity. See “Risk Factors.”

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
The existing credit agreement was amended to, among other things, (i) add Vector Tobacco as a borrower under the Restated Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000. As of September 30, 2021, approximately $81,200 was available for borrowing with no outstanding balance under the Restated Credit Agreement.
Montego. Since August 2020, Liggett has expanded the distribution of its Montego deep discount brand by 29 states, primarily located in the southeast and midwest. Montego was Liggett’s third-largest brand for the three months ended September 30, 2021. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s volume represented approximately 17% for the three months ended September 30, 2021 compared to approximately 7% of total unit volume sales for the three months ended September 30, 2020 and approximately 13% of Liggett’s unit volume for the nine months ended September 30, 2021 compared to approximately 6% for the nine months ended September 30, 2020.
Property Technology (“PropTech”) Investments. New Valley Ventures made the following investments (all of which are currently $1,000 or less) during the nine months ended September 30, 2021.
•Rechat – an investment in February 2021 in a lead-to-close fully-mobile technology dashboard for real estate agents including marketing, customer relationship management and transaction-management software. Douglas Elliman has a multi-year services agreement with Rechat for its agents, who are increasingly requesting and requiring superior access to technology and back-office support services. The Rechat technology is a key element of MyDouglas, Douglas Elliman’s primary agent portal designed to be our agents’ technology front door, and StudioPro, the cloud-based agent portal and marketing tool recently launched by Douglas Elliman that help integrate all agent resources in one user-friendly suite.
•Purlin – an investment in March 2021 in an automated intelligence platform to aid in home buying, an agent “paid social media” integration in MyDouglas as well as escrow client and agent portals that also integrate with MyDouglas.
•EVPassport – an investment in March 2021 in an entity that offers complete electronic vehicle charging solutions including hardware and software.
•Humming Homes – an investment in March 2021 in a technology-driven home management service that is creating a new category of end-to-end home management. It has built a solution for single-family homeowners with a digital-first experience, offering a dedicated in-person home management team with a single point of contact and 24/7 support. The service employs data and insights to avoid reactive and expensive home maintenance issues. The investment will complement Douglas Elliman’s business in the Hamptons and align Humming Homes’ geographical growth with Douglas Elliman’s footprint in locations such as Aspen, Florida and Southern California.
•MoveEasy – an investment in June 2021 in a client- and customer-facing digital concierge service designed to assist clients and customers moving into and “setting up” their new homes, while offering additional services to maintain their homes. In partnership with residential real estate brokerages, MoveEasy is delivered in a white-labeled format that features the name and contact information of the selling agent.
•The Lab PropTech Fund – an investment in June 2021 into a fund advised or managed by a Miami-based firm that aims to invest in emerging technologies with a focus on residential real estate and construction services.
•Fyxify – an investment in July 2021 into a tech-enabled platform that utilizes direct scheduling and operating technology to avoid the inefficiencies of home repairs (for example: calling around, mystery repair costs and wasting time).
•Persefoni AI – an investment in August 2021 into a software-as-a-service (“SaaS”) platform built to enable enterprises of all sizes to accurately, dynamically, and regularly measure their carbon footprint across all operations.
•Bilt – an investment in September 2021 into a leading loyalty program and co-branded credit card for renters to earn points on their rent payments. Douglas Elliman has joined the Bilt Rewards Alliance, a network of more than 2 million rental units across the country where renters can enroll in the loyalty program to earn points on rent paid. This platform enhances Douglas Elliman’s suite of offerings for both the renters and landlords it represents.
Douglas Elliman Texas. In August 2021, we increased our ownership in Douglas Elliman Texas from 1% to 50% and are fully integrating the Texas business with the rest of our Douglas Elliman operations. We believe that the Texas market will be complementary to Douglas Elliman's markets as several of its major cities are densely populated international finance and technology hubs with premium-priced housing inventory. Texas continues to be a top destination for many different demographics from across the country, which has supported the housing market and the number of real estate transactions in the state. According to the Texas Real Estate Research Center at Texas A&M University, the Texas median home price reached a record-breaking $298,013 in June 2021, up 19.3% year-over-year. Texas' average days on market fell to a record-breaking 30 days, according to the same report, indicating strong demand.
The Company’s Proposed Spin-off. On November 8, 2021, the Company announced its intention to spin off its real estate services and PropTech investment business through a pro rata distribution of all of the outstanding shares of common stock of Spinco to holders of the Company’s common stock (including common stock underlying outstanding stock option awards and restricted stock awards). The Proposed Spin-off is intended to be a tax-free transaction for U.S. federal income tax purposes and is expected to be completed by the end of calendar year 2021, subject to the satisfaction of customary conditions, including final approval by the Company’s board of directors and the effectiveness of Spinco’s registration statement on Form 10 to be filed with the SEC.
We expect to incur significant costs in connection with the Proposed Spin-off. These costs include fees for third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature. We expensed $3,426 for the nine months ended September 30, 2021. The expense portion is reflected in operating, selling, administrative and general expenses.

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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. Liggett filed formal objections to the final report in Mississippi Chancery Court which is scheduled for hearing on November 18, 2021. If the Mississippi Chancery Court rejects Liggett’s objections and enters final judgment adopting the Special Master’s findings and recommendations, additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and has reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond will likely be required.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three and nine months ended September 30, 2021 and 2020 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes ownership of Douglas Elliman, investments in real estate and investments in real estate ventures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021		2020		2021		2020
Revenues:
Tobacco	$297,942		$318,850		$895,901		$918,429
Real estate	354,704		228,981		1,030,038		529,650
Total revenues	$652,646		$547,831		$1,925,939		$1,448,079
Operating income (loss):
Tobacco	$91,779	(1)	$91,319	(2)	$276,557	(4)	$239,814	(5)
Real estate	24,700		10,850	(3)	82,322		(63,500)	(6)
Corporate and Other	(8,950)		(6,252)		(24,071)		(18,504)
Total operating income	$107,529		$95,917		$334,808		$157,810
(1) Operating income includes $12 of litigation settlement and judgment expense.
(2) Operating income includes $286 of expenses from MSA settlement.
(3) Operating income includes $320 of restructuring charges.
(4) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $17 of litigation settlement and judgment expense.
(5) Operating income includes $286 of expenses from MSA settlement and $53 of litigation settlement and judgment expense.
(6) Operating loss includes $58,252 of impairment charges related to the impairments of goodwill and intangible assets and $3,281 of restructuring charges.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenues. Total revenues were $652,646 for the three months ended September 30, 2021 compared to $547,831 for the three months ended September 30, 2020. The $104,815 (19.1%) increase in revenues was primarily due to a $125,723 increase in Real Estate revenues, which was primarily related to Douglas Elliman offset by a $20,908 decline in Tobacco revenues.
Cost of sales. Total cost of sales was $447,090 for the three months ended September 30, 2021 compared to $374,575 for the three months ended September 30, 2020. The $72,515 (19.4%) increase in cost of sales was primarily due to a $90,218 increase in Real Estate cost of sales, which was primarily related to Douglas Elliman. This was offset by a $17,703 decline in Tobacco cost of sales.
Expenses. Operating expenses were $98,027 for the three months ended September 30, 2021 compared to $77,339 for the same period last year. The $20,688 (26.7%) increase in operating expenses was primarily due to a $21,655 increase in Real Estate expenses, which included $320 of restructuring expenses in the 2020 period, and a $2,698 increase in Corporate and Other expenses. This was offset by a $3,665 decline in Tobacco expenses.
Operating income. Operating income was $107,529 for the three months ended September 30, 2021 compared to $95,917 for the same period last year. The $11,612 (12.1%) increase in operating income was due to a $13,850 increase in Real Estate operating income, primarily related to Douglas Elliman, and a $460 increase in Tobacco operating income. This was offset by an increase of $2,698 in Corporate and Other operating loss.
Other expenses. Other expenses were $35,081 and $39,955 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, other expenses primarily consisted of interest expense of $28,287, equity in losses from real estate ventures of $5,869, and other expenses of $969. This was offset by equity in earnings from investments of $44. For the three months ended September 30, 2020, other expenses primarily consisted of interest expense of $28,163, equity in losses from real estate ventures of $8,536, and other expenses of $5,096. This was offset by equity in earnings from investments of $1,840.
Income before provision for income taxes. Income before income taxes was $72,448 and $55,962 for the three months ended September 30, 2021 and 2020, respectively.

Income tax expense. Income tax expense was $23,679 and $17,823 for the three months ended September 30, 2021 and 2020, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. For the three months ended September 30, 2021, the annual effective tax rate applied to year-to-date income resulted in tax expense which was reduced by discrete items. The discrete items of $544 primarily relates to stock-based compensation. For the three months ended September 30, 2020, the discrete items of $973 primarily relates to changes in value of certain contingent consideration and stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s, Pyramid, Liggett Select and Grand Prix by $0.15 per pack on September 27, 2021, $0.14 per pack in June 2021, $0.14 per pack in January 2021, $0.13 per pack in November 2020, $0.11 per pack in June 2020, and $0.08 per pack in February 2020.
All of our Tobacco sales were in the discount category in 2021 and 2020. For the three months ended September 30, 2021, Tobacco revenues were $297,942 compared to $318,850 for the three months ended September 30, 2020. Revenues declined by $20,908 (6.6%) due primarily to an 11.7% (278 million units) decline in sales volume, partially offset by an increase in the average selling price of our brands for the three months ended September 30, 2021.
Despite recent pricing increases, Eagle 20’s remains Liggett’s primary discount cigarette brand and its percentage of Liggett’s total unit volume sales has declined from approximately 62% in the three months ended September 30, 2020 to approximately 56% for the three months ended September 30, 2021. Pyramid, Liggett’s second-largest brand, declined from approximately 23% of total unit volume sales in the three months ended September 30, 2020 to approximately 19% for the three months ended September 30, 2021. Montego is Liggett’s third largest brand and increased from approximately 7% of total unit volume sales in the three months ended September 30, 2020 to approximately 17% for the three months ended September 30, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2021	2020

Manufacturing overhead, raw materials and labor	$29,866	$32,644
Customer shipping and handling	1,815	1,590
Federal excise taxes, net	106,408	120,320
FDA expense	6,314	6,369
MSA expense, net of market share exemption	41,995	43,178	(1)
Total cost of sales	$186,398	$204,101

(1) Includes $286 of expense from MSA Settlements.
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. Cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of September 30, 2021, we estimate taxable shipments in the U.S. will decline by 7.0% in 2021. As of September 30, 2020, we estimated taxable shipments in the U.S. would decline by 1.5% in 2020 and, the actual change in 2020 taxable shipments was an increase of 2.0%. Our annual MSA expense changes by approximately $1,640 for each percentage change in estimated shipment volumes in the U.S. market.

Inflationary pressures impact Liggett’s cost of sales through increases in MSA expense as well as manufacturing costs. Liggett’s MSA expense is subject to an annual inflation adjustment, which is the greater of the U.S. CPI rate or 3% and general inflationary pressures in the U.S. economy could also increase Liggett’s cost of sales. Liggett’s management is currently assuming an inflation adjustment to MSA expense of 4.8% in 2021, compared to 3% in 2020. The actual inflation adjustment to the MSA in 2020 was 3%. Our annual MSA expense increases by approximately $1,800 for each 1% percentage increase of inflation in excess of 3%. In addition, the largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been flat and, therefore, has not been impacted by inflation. During the three months ended September 30, 2021, Liggett experienced a 1.0% inflation increase in leaf tobacco and raw materials compared to the three months ended September 30, 2020.
Tobacco gross profit was $111,544 for the three months ended September 30, 2021 compared to $114,749 for the three months ended September 30, 2020, a decline of $3,205 (2.8%). The decline in gross profit for the three months ended September 30, 2021 was primarily attributable to an 11.7% decline in unit sales partially offset by increased pricing across all brands. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 57.8% in the 2020 period to 58.2% in the 2021 period. The increase in gross profit was primarily the result of increased net pricing as well as lower per-unit MSA expense.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $19,753 and $23,430 for the three months ended September 30, 2021 and 2020, respectively. The decline of $3,677 was mainly due to a decline in professional fees and expenses associated with Colorado’s minimum price legislation and lower compensation accruals, partially offset by an increase in travel and marketing expenses related to the relaxation of COVID-19 related restrictions, and an overall increase in general and administrative expenses. Total tobacco product liability legal expenses, including settlements and judgments, were $1,555 and $1,493 for the three months ended September 30, 2021 and 2020, respectively.
Tobacco operating income. Tobacco operating income was $91,779 for the three months ended September 30, 2021 compared to $91,319 for the same period last year. The increase of $460 (0.5%) was primarily attributable to lower gross profit, as discussed above, offset by lower operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $354,704 and $228,981 for the three months ended September 30, 2021 and 2020, respectively. Real Estate revenues increased by $125,723, which was primarily related to an increase of $140,415 in Douglas Elliman’s commission and other brokerage income, reflecting increased revenues from existing home sales due to home-buying trends in Douglas Elliman’s markets.
In 2020, and, in particular, the second quarter of 2020, Douglas Elliman experienced a severe decline in closed sales volume in New York City. Therefore, as a result of the impact of COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of Douglas Elliman’s brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 32% for the twelve months ended September 30, 2021.
In particular, the New York City market continued to improve in the third quarter of 2021. For the three months ended September 30, 2021, the percentage of Douglas Elliman’s brokerage revenues from the New York City market increased from 24% from the comparable 2020 period to 38.9%. The three months ended September 30, 2021 demonstrated continued strength in the residential real estate market, which has improved markedly from a sharp decline in transactions, primarily in the second quarter of 2020, due to factors related to the COVID-19 pandemic. As Douglas Elliman’s markets began reopening and vaccines for COVID-19 have become available, and consistent with home-buying trends in the U.S., Douglas Elliman’s business improved significantly in markets complementary to New York City, including South Florida (Miami and Palm Beach), the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Los Angeles, and Aspen. More recently, Douglas Elliman has experienced a recovery in New York City as well. For the three months ended September 30, 2021, Douglas Elliman’s commission and other brokerage income generated from the sales of existing homes increased by $74,449 in New York City, $32,021 in the Southeast region, $19,487 in the West (California and Colorado) region, and $4,806 in the Northeast region, which excludes New York City. In addition, Douglas Elliman’s revenues from Development Marketing increased by $9,652 for the three months ended September 30, 2021 compared to the comparable 2020 period.

Real Estate revenues and cost of sales for the three months ended September 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended
	September 30,
	2021	2020
Real Estate Revenues:
Commission and other brokerage income	$338,915	$198,500
Property management revenue	9,120	8,584
Escrow and title fees	6,126	912
Revenues from investments in real estate	—	20,500
Sales on facilities primarily from Escena	543	485
Total real estate revenues	$354,704	$228,981

Real Estate Cost of Sales:
Real estate agent commissions	$257,098	$149,010
Cost of sales from investments in real estate	28	20,488
Escrow and title fees	2,548	136
Cost of sales on facilities primarily from Escena	1,018	840
Total real estate cost of sales	$260,692	$170,474
___________________________________
Real Estate cost of sales. Real Estate cost of sales were $260,692 and $170,474 for the three months ended September 30, 2021 and 2020, respectively. Real Estate cost of sales increased by $90,218, primarily related to a $108,088 increase in Douglas Elliman’s real estate agent commissions, which resulted from an increase in sales volume. Real estate agent commissions increased from 75.1% for the three months ended September 30, 2020 to 75.9% for the three months ended September 30, 2021.
Real Estate segment gross profit increased from $58,507 for the three months ended September 30, 2020 to $94,012 for the three months ended September 30, 2021, an increase of $35,505, which was primarily related to increases in Douglas Elliman’s commission and other brokerage income.
Real Estate expenses. Real Estate expenses, which are primarily comprised of expenses of Douglas Elliman, were $69,312 and $47,657 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2020, Real Estate expenses included restructuring charges, which were the result of expense-reduction initiatives, of $320 at Douglas Elliman. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients.
Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments at Douglas Elliman, including reductions in brokerage personnel of approximately 25%, certain salaries and other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. As markets have reopened and Douglas Elliman’s revenues have significantly increased, Douglas Elliman’s expenses have increased from the comparable 2020 periods. Real estate expenses, excluding restructuring charges, increased by $21,975 for the three months ended September 30, 2021 compared to the comparable period in 2020, primarily as a result of increased personnel expense (associated with both discretionary compensation as well as the reinstatement of salary levels due to Douglas Elliman’s improved operating performance in 2021), advertising expenses associated with Douglas Elliman’s increased listings in 2021, and administrative expenses associated with offices reopening.
Real Estate operating income. The Real Estate segment reported operating income of $24,700 for the three months ended September 30, 2021 compared to operating income of $10,850 for the three months ended September 30, 2020. The increase in Real Estate segment’s operating income of $13,850 was primarily the result of the increase in gross profit discussed above offset by higher expenses associated with increased listing volume.
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $8,950 for the three months ended September 30, 2021 compared to $6,252 for the same period in 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenues. Total revenues were $1,925,939 for the nine months ended September 30, 2021 compared to $1,448,079 for the nine months ended September 30, 2020. The $477,860 (33.0%) increase in revenues was primarily due to a $500,388 increase in Real Estate revenues, which was primarily related to an increase in Douglas Elliman’s brokerage revenues related to the strength of the U.S. existing home market during the 2021 period. This was offset by a $22,528 decline in Tobacco revenues related to lower unit volume, partially offset by increases in net pricing resulting primarily from increases in 2020 and 2021.
Cost of sales. Total cost of sales was $1,311,042 for the nine months ended September 30, 2021 compared to $990,083 for the nine months ended September 30, 2020. The $320,959 (32.4%) increase in cost of sales was primarily due to a $379,843 increase in Real Estate cost of sales, which was primarily related to increased Douglas Elliman’s commissions. This was offset by a $58,884 decline in Tobacco cost of sales primarily related to decreased sales volume.
Expenses. Operating expenses were $280,089 for the nine months ended September 30, 2021 compared to $300,186 for the same period last year. The $20,097 (6.7%) decline was due to a $25,277 decline in Real Estate expenses, primarily related to the absence of the impairment of goodwill and other intangible asset charge and restructuring charges at Douglas Elliman of $58,252 and $3,281, respectively, recorded in the 2020 period, and a $387 decline in Tobacco expenses. This was offset by a $5,567 increase in Corporate and Other expense for the nine months ended September 30, 2021.
Operating income. Operating income was $334,808 for the nine months ended September 30, 2021 compared to operating income of $157,810 for the same period last year. Operating income for the nine months ended September 30, 2020 included an impairment expense associated with goodwill and other intangible assets and restructuring charges in our Real Estate segment. Real Estate operating income increased $145,822 primarily related to increased revenues at Douglas Elliman in 2021 associated with the strength of existing-home sales, which was propelled by home-buying trends associated with increased demand in Douglas Elliman’s markets, and the absence of the impairment and restructuring expenses in the 2021 period. Tobacco operating income increased by $36,743 due primarily to increases in net pricing and lower per unit MSA expense. This was offset by an increase in Corporate and Other operating loss of $5,567.
Other expenses. Other expenses were $85,185 for the nine months ended September 30, 2021 compared to other expenses of $69,367 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, other expenses primarily consisted of interest expense of $85,153, and loss on the extinguishment of debt of $21,362. This was offset by equity in earnings from real estate ventures of $12,405, equity in earnings from investments of $1,562 and other income of $7,363. For the nine months ended September 30, 2020, other expenses primarily consisted of interest expense of $93,148, equity in losses from real estate ventures $27,301 and other expenses of $8,116. This was offset by equity in earnings from investments of $54,199 and income of $4,999 from changes in fair value of derivatives embedded within convertible debt.
Income before provision for income taxes. Income before income taxes was $249,623 and $88,443 for the nine months ended September 30, 2021 and 2020, respectively.
Income tax expense. Income tax expense was $75,592 for the nine months ended September 30, 2021 compared to income tax expense of $27,761 for the nine months ended September 30, 2020. Our provision for income taxes in interim periods is based on expected income, statutory rates, permanent differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available. For the nine months ended September 30, 2021, the annual effective tax rate applied to year-to-date income resulted in tax expense which was reduced by discrete items. The discrete items of $544 relates to stock-based compensation. For the nine months ended September 30, 2020, the annual effective tax rate applied to year-to-date income resulted in tax expense which was increased by discrete items related to income tax benefits on goodwill and trademark impairment charges, changes in value of certain contingent consideration and stock-based compensation, partially offset by the income tax expense related to equity in earnings from investments associated with the one-time gain on sale of LTS.

Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s, Pyramid, Liggett Select, Eve and Grand Prix by $0.15 per pack on September 27, 2021, $0.14 per pack in June, 2021, $0.14 per pack in January 2021, $0.13 per pack in November 2020, $0.11 per pack in June 2020, and $0.08 per pack in February 2020.
All of our Tobacco sales were in the discount category in 2021 and 2020. For the nine months ended September 30, 2021, Tobacco revenues were $895,901 compared to $918,429 for the nine months ended September 30, 2020. Revenues declined by $22,528 (2.5%) due primarily to a 9.0% (635 million units) decline in unit sales volume, partially offset by an increase in the average selling price of our brands for the nine months ended September 30, 2021.
Despite recent pricing increases, Eagle 20’s remains Liggett’s primary discount cigarette brand and its percentage of Liggett’s total unit volume sales declined from approximately 62% in the nine months ended September 30, 2020 to approximately 59% for the nine months ended September 30, 2021. Pyramid, Liggett’s second largest brand, declined from approximately 23% of total unit volume sales in the nine months ended September 30, 2020 to approximately 20% for the nine months ended September 30, 2021. Montego is Liggett’s third largest brand and increased from approximately 6% of total unit volume sales in the nine months ended September 30, 2020 to approximately 13% for the nine months ended September 30, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2021		2020

Manufacturing overhead, raw materials and labor	$90,404		$98,178
Customer shipping and handling	5,116		4,423
Federal excise taxes, net	322,857		354,629
FDA expense	18,008		18,835
MSA expense, net of market share exemption	120,189	(1)	139,393	(2)
Total cost of sales	$556,574		$615,458
(1) Includes $2,722 received from a litigation settlement associated with the MSA expense.
(2) Includes $286 of expense from MSA settlements.
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. cigarette market exceeds 1.92%. The calculation of our benefit from the MSA is an estimate based on U.S. domestic taxable cigarette shipments. As of September 30, 2021, we estimate taxable shipments in the U.S. will decline by 7.0% in 2021. As of September 30, 2020, we estimated taxable shipments in the U.S. would decline by 1.5% in 2020 and, the actual change in 2020 taxable shipments was an increase of 2.0%. Our annual MSA expense changes by approximately $1,640 for each percentage change in estimated shipment volumes in the U.S. market.
Inflationary pressures impact Liggett’s cost of sales through increases in MSA expense as well as manufacturing costs. Liggett’s MSA expense is subject to an annual inflation adjustment, which is the greater of the U.S. CPI rate or 3% and general inflationary pressures in the U.S. economy could also increase Liggett’s cost of sales. For the nine months ended September 30, 2021, Liggett’s management assumed an inflation adjustment to MSA expense of 4.8% and assumed 3% for the nine months ended September 30, 2020. The actual inflation adjustment to the MSA in 2020 was 3%. In addition, the largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been flat and, therefore, has not been impacted by inflation. During the nine months ended September 30, 2021, Liggett experienced a 1.2% inflation increase in leaf tobacco and raw materials (on a per unit basis) compared to the nine months ended September 30, 2020.

Tobacco gross profit was $339,327 for the nine months ended September 30, 2021 compared to $302,971 for the nine months ended September 30, 2020, an increase of $36,356 (12.0%). For the nine months ended September 30, 2021, gross profit included $2,722 received from an MSA settlement, which reduced cost of sales. Excluding this settlement, gross profit for the nine months ended September 30, 2021 was $336,605, an increase of $33,634 (11.1%). This increase in gross profit for the nine months ended September 30, 2021 was primarily attributable to increased net pricing across Liggett’s brand portfolio more than offsetting the impact of a 9.0% decline in unit sales. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 53.7% in the 2020 period to 59.2% in the 2021 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $62,753 for the nine months ended September 30, 2021 compared to $63,104 for the nine months ended September 30, 2020. The decline of $351 was mainly due to decreased professional fees and expenses associated with Colorado’s minimum price legislation and lower compensation accruals, largely offset by an increase in travel and marketing expenses related to the relaxation of COVID-19 related restrictions and an overall increase in other general and administrative expenses. Tobacco product liability legal expenses, including settlements and judgments, were $4,622 and $4,684 for the nine months ended September 30, 2021 and 2020, respectively.
Tobacco operating income. Tobacco operating income was $276,557 for the nine months ended September 30, 2021 compared to $239,814 for the nine months ended September 30, 2020. The increase of $36,743 (15.3%) was primarily attributable to higher gross profit margins.
Real Estate.
Real Estate revenues. Real Estate revenues were $1,030,038 and $529,650 for the nine months ended September 30, 2021 and 2020, respectively. Real Estate revenues increased by $500,388, which was primarily related to an increase of $496,328 in Douglas Elliman’s commission and other brokerage income, reflecting increased revenues from existing home sales due to home-buying trends in Douglas Elliman’s markets.
In 2020, and, in particular, the second quarter of 2020, Douglas Elliman experienced a severe decline in closed sales volume in New York City. Therefore, as a result of the impact of COVID-19 pandemic on the New York City market, and combined with the increased demand for existing-homes in other areas of the U.S., the percentage of Douglas Elliman’s brokerage revenues from the New York City market declined from approximately 46% in 2019 to approximately 32% for the twelve months ended September 30, 2021.
In particular, the New York City market continued to improve in the second and third quarters of 2021. For the nine months ended September 30, 2021, the percentage of Douglas Elliman’s brokerage revenues from the New York City market increased from 30.8% from the comparable 2020 period to 34.1%. The nine months ended September 30, 2021 demonstrated continued strength in the residential real estate market, which has improved markedly from a sharp decline in transactions, primarily in the second quarter of 2020, due to factors related to the COVID-19 pandemic. As Douglas Elliman’s markets began reopening and vaccines for COVID-19 have become available, and consistent with home buying trends in the U.S., Douglas Elliman’s business improved significantly in markets complementary to New York City, including South Florida (Miami and Palm Beach), the New York City suburbs (Long Island, Westchester County and Connecticut), the Hamptons, Los Angeles, and Aspen. More recently, Douglas Elliman has experienced a recovery in New York City as well. For the nine months ended September 30, 2021, Douglas Elliman’s commission and other brokerage income generated from the sales of existing homes increased by $176,130 in the Southeast region, $164,466 in New York City, $66,359 in the West region, and $57,120 in the Northeast region, which excludes New York City, in each case compared to the comparable 2020 period. In addition, Douglas Elliman’s revenues from Development Marketing increased by $32,253 for the nine months ended September 30, 2021.

Real Estate revenues and cost of sales for the nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Nine Months Ended
	September 30,
	2021	2020
Real Estate Revenues:
Commission and other brokerage income	$974,048	$477,720
Property management revenue	28,289	26,195
Escrow and title fees	16,575	2,611
Revenues from investments in real estate	7,650	20,500
Sales on facilities primarily from Escena	3,476	2,624
Total real estate revenues	$1,030,038	$529,650

Real Estate Cost of Sales:
Real estate agent commissions	$737,767	$351,325
Cost of sales from investments in real estate	6,772	20,488
Escrow and title fees	7,033	413
Cost of sales on facilities primarily from Escena	2,896	2,399
Total real estate cost of sales	$754,468	$374,625
Real Estate cost of sales. Real Estate cost of sales were $754,468 and $374,625 for the nine months ended September 30, 2021 and 2020, respectively. Real Estate cost of sales increased by $379,843, primarily related to $386,442 increase in Douglas Elliman’s real estate agent commissions, which resulted from an increase in sales volume. Real estate agent commissions increased from 73.5% to for the nine months ended September 30, 2020 to 75.7% for the nine months ended September 30, 2021. This was primarily due to the increase in the percentage of revenues from the Southeast (Florida) and Western (primarily California) regions which traditionally pay higher commission percentages than the New York City region.
Real Estate segment gross profit increased from $155,025 for the nine months ended September 30, 2020 to $275,570 for the nine months ended September 30, 2021, an increase of $120,545, which was primarily related to increases in Douglas Elliman’s commission and other brokerage income.
Real Estate expenses. Real Estate expenses, which are primarily comprised of expenses of Douglas Elliman, were $193,248 and $218,525 for the nine months ended September 30, 2021 and 2020. The expenses for the nine months ended September 30, 2020 included the non-cash impairment of goodwill and other intangible assets of $58,252 and restructuring charges, which were the result of expense-reduction initiatives, of $3,281 at Douglas Elliman. The restructuring charges were the result of Douglas Elliman realigning its administrative support functions, and office locations as well as adjusting its business model to more efficiently serve its clients.
Beginning in April 2020, as a response to the impact of the COVID-19 pandemic, we made significant operating adjustments at Douglas Elliman, including reductions in brokerage personnel of approximately 25%, certain salaries and other administrative expenses, as well as a reduction, deferral or elimination of certain office lease expenses. As markets have reopened and Douglas Elliman’s revenues have significantly increased, Douglas Elliman’s expenses have increased from the comparable 2020 periods. Real estate expenses, excluding the restructuring charges and non-cash impairment, increased by $36,256 for the nine months ended September 30, 2021 compared to the comparable period in 2020, primarily as a result of increased personnel expense (associated with both discretionary compensation as well as the reinstatement of salary levels due to Douglas Elliman’s improved operating performance in 2021), advertising expenses associated with Douglas Elliman’s increased listings in 2021, and administrative expenses associated with offices reopening. These amounts were offset by lower professional fees.
Real Estate operating income (loss). The Real Estate segment reported operating income of $82,322 and operating loss of $63,500 for the nine months ended September 30, 2021 and 2020, respectively. The increase in the Real Estate segment’s operating income, after excluding the non-cash impairment charge in the 2020 period, was primarily the result of the increase in gross profit discussed above offset by higher expenses associated with increased listing volume.

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $24,071 for the nine months ended September 30, 2021 compared to $18,504 for the same period in 2020.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2021:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2021	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$2,989	$6,562	$9,551	$—	450	Acres			667 450	R Lots H	N/A	N/A
Townhome A (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	100%	22	(22)	—	—	6,169	SF			1	R	N/A	Completed
Investments in real estate, net				$3,011	$6,540	$9,551	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$6,819	$(4,414)	$2,405	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,485)	6,485	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	17,188	(17,188)	—	—	210,000	SF	—		20 190	R H	May 2015	Completed
The XI (76 Eleventh Avenue)	West Chelsea, Manhattan, NY	May 2015	5.1%	17,000	(17,000)	—	—	630,000	SF	85,000	SF	236 137	R H	September 2016	TBD
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	19.6%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(6,144)	—	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	5	407	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(2,462)	6,683	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	(416)	416	—	—	5,200	SF	—		4	R	September 2019	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(2,778)	7,914	—	8,741	SF	76,919	SF	15	R	July 2021	May 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	1,392	19,490	—	472,000	SF	15,000	SF	291	R	April 2020	February 2024
9 DeKalb Avenue	Brooklyn, NY	April 2019	4.2%	5,000	980	5,980	—	450,000	SF	120,000	SF	540	R	March 2019	February 2023
Natura	Miami, FL	December 2019	77.8%	7,354	5,460	12,814	—	460,000	SF	—		460	R	December 2019	November 2022
Townhome B (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	46.7%	(594)	594	—	—	4,752	SF	—		1	R	N/A	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(97)	4,012	—	58,000	SF	—		15	R	October 2020	August 2022
Condominium and Mixed Use Development				$110,083	$(50,378)	$59,705	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	$(17,583)	$17,583	$—	$—	N/A		N/A		245	R	N/A	N/A
Apartment Buildings				$(17,583)	$17,583	$—	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(7,438)	$1,244	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street (4)	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,803)	1,803	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,415)	1,633	—	52	Acres	—		101	H	N/A	N/A
Parker New York (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(376)	624	—	470,000	SF	—		587 99	H R	May 2020	December 2022
Hotels				$13,927	$(10,426)	$3,501	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,200	$(4,200)	$—	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,234	2,821	7,055	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$8,434	$(1,379)	$7,055	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$11,154	$(9,620)	$1,534	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	493	1,009	—	N/A		N/A		N/A		N/A	N/A
Biscayne Mortgage	Multiple	April 2021	50.0%	1,470	(175)	1,295	—	N/A		N/A		N/A		N/A	N/A
Partners Land Services	Multiple	June 2021	50.0%	100	—	100	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(1,166)	$5,104	$3,938	$—

Investments in real estate ventures				$113,695	$(39,496)	$74,199	$—

Total Carrying Value				$116,706	$(32,956)	$83,750	$—

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
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of September 30, 2021 were $7,645. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the nine months ended September 30, 2021, New Valley capitalized $1,636 of interest costs and utilized (reversed) $1,469 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $173,377 and $81,280 for the nine months ended September 30, 2021 and 2020, respectively.
Cash provided from operations was $311,337 and $318,660 for the nine months ended September 30, 2021 and 2020, respectively. The decline in cash provided from operations related primarily to (i) the absence of proceeds in 2021 associated with the sale of LTS, which occurred in 2020, (ii) higher income tax payments in the 2021 period, (iii) increased MSA payments in 2021 as well as lower MSA expense accruals associated with lower unit sales in 2021, and (iv) cash expenditures in February 2021 associated with the premium for the retirement of our 6.125% Senior Secured Notes due 2025. These amounts were offset by increased operating income as well as increased distributions from real estate ventures during the nine months ended September 30, 2021.
Cash used in investing activities was $36,045 for the nine months ended September 30, 2021 and cash provided by investing activities was $16,498 for the nine months ended September 30, 2020. In the first nine months of 2021, cash used in investing activities was for the purchase of investment securities of $99,287, investments in real estate ventures of $15,912, capital expenditures of $11,103, an increase in cash surrender value of life insurance policies of $1,253, purchase of long-term investments of $13,053, purchase of subsidiaries of $500, and an increase in restricted assets of $5. This was offset by the sale of investment securities of $33,517, paydowns of investment securities of $415, maturities of investment securities of $50,731, distributions from investments in real estate ventures of $11,879, proceeds from the sale or liquidation of long-term investments of $8,509, and proceeds from sale of fixed assets of $17. In the first nine months of 2020, cash provided by investing activities was from the sale of investment securities of $20,773, paydowns of investment securities of $627, maturities of investment securities of $43,405, distributions from investments in real estate ventures of $11,606, a decrease in restricted assets of $384, and proceeds from the sale or liquidation of long-term investments of $30,255. This was offset by the purchase of investment securities of $64,827, investments in real estate ventures of $6,239, capital expenditures of $8,824, investments in real estate, net of $701, an increase in cash surrender value of life insurance policies of $723, and purchase of long-term investments of $9,238.
Cash used in financing activities was $101,915 and $253,878 for the nine months ended September 30, 2021 and 2020, respectively. In the first nine months of 2021, cash was used for the dividends on common stock of $98,403, repayments of debt of $859,801, deferred financing costs of $20,109, and other of $102. This was offset by proceeds from debt issuance of $875,000 and contributions from non-controlling interest of $1,500. In the first nine months of 2020, cash was used for dividends and distributions on common stock of $97,781, repayments of debt of $173,779, distributions to non-controlling interest of $448, and net repayments of debt under the revolver of $34,953. This was offset by proceeds from issuance of common stock of $52,563, and proceeds from debt issuance of $520.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $108,600, dividends on our outstanding common shares of approximately $127,500, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and income taxes.
As of September 30, 2021, we had cash and cash equivalents of $523,731 (including $158,583 of cash at Douglas Elliman and $132,975 of cash at Liggett), investment securities and long-term investments, which were carried at $213,506 (see Note 6 to condensed consolidated financial statements). As of September 30, 2021, our investments in real estate ventures were carried at $74,199 and our investment in real estate, net of accumulated depreciation, was carried at $9,551.

Limitation of interest expense deductible for income taxes. Since 2018, the amount of interest expense that is deductible in the computation of income tax liability has been limited to a percentage of adjusted taxable income, as defined by applicable law. In 2019 and 2020, the amount of deductible interest expense was limited to 50% of taxable income before interest, depreciation and amortization and, in 2021, the amount will be limited to 30% of taxable income before interest, depreciation and amortization. Beginning in 2022, the amount is limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. As a result of interest expense that is allocated to our real estate businesses (from the holding company) not being subject to the limitation, all of our interest expense to date has been tax deductible; however, after consummation of the Proposed Spin-off, we will no longer own the aforementioned portions of our real estate businesses. Without the benefit of such an excepted trade or business, a portion of our interest expense in future years will not be deductible, which will increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt.

Tobacco Litigation. As of September 30, 2021, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
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
Vector.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the nine months ended September 30, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes, were also guarantors under our outstanding 10.5% Senior Notes. The 5.75% Senior Secured Notes are not guaranteed by New Valley LLC, or any of our subsidiaries engaged in our real estate business conducted through our subsidiary, New Valley LLC. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the 2029 Indenture and the security documents relating thereto. Vector Group Ltd. does not provide any security for the 5.75% Senior Secured Notes.
On November 8, 2021, the Company announced its intention to spin off its real estate services and PropTech investment business through a pro rata distribution of all of the outstanding shares of common stock of Spinco to holders of the Company’s common stock (including common stock underlying outstanding stock option awards and restricted stock awards). The Proposed Spin-off is permitted under the 2029 Indenture.
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of September 30, 2021.

	Indenture	September 30, 2021
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$402,115
Leverage ratio, as defined	<3.0 to 1	2.07 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.72 to 1

As of September 30, 2021, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The indenture governing our 10.5% Senior Notes due 2026 (the “2026 Indenture”) contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by the Company, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the 2026 Indenture) to exceed 3.75 to 1.0, unless the 10.5% Senior Notes are secured on an equal and ratable basis. In addition, the 2026 Indenture restricts our ability to spin off or transfer New Valley and its subsidiaries as a whole, or DER Holdings LLC and its subsidiaries (including Douglas Elliman) as a whole, unless (1) such spin off or transfer complies with the covenants restricting mergers and asset sales, or (2) our Net Leverage Ratio is no greater than 4.0 to 1.0. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of September 30, 2021.
On November 8, 2021, the Company announced its intention to spin off its real estate services and PropTech investment business through a pro rata distribution of all of the outstanding shares of common stock of Spinco to holders of the Company’s common stock (including common stock underlying outstanding stock option awards and restricted stock awards). In connection with the Proposed Spin-off, DER Holdings LLC will be released as guarantor under the 10.5% Senior Notes. Both the Proposed Spin-off and the release of DER Holdings LLC are permitted under the 2026 Indenture.

Covenant	Indenture Requirement	September 30, 2021
Consolidated EBITDA, as defined	N/A	$448,917
Fixed charge coverage ratio, as defined	>2.0 to 1	4.1 to 1
Net leverage ratio, as defined	<4.0 to 1	1.35 to 1
Secured leverage ratio, as defined	<3.75 to 1	1.94 to 1
As of September 30, 2021 and December 31, 2020, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries, other than DER Holdings LLC (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheets as of September 30, 2021 and the related Condensed Consolidating Statements of Operations for the nine months ended September 30, 2021 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of September 30, 2021 and December 31, 2020 and the related Summarized Combined Statements of Operations for the nine months ended September 30, 2021 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	September 30, 2021	December 31, 2020
Assets:
Current assets	$638,406	$515,082
Noncurrent assets	268,518	264,041
Intercompany receivables from Nonguarantor Subsidiaries	2,095	2,040

Liabilities:
Current liabilities	290,758	193,125
Noncurrent liabilities	1,529,077	1,521,293

Summarized Combined Statements of Operations:

	Nine Months Ended
	September 30,
	2021	2020
Revenues	$895,961	$918,787
Cost of sales	556,574	615,458
Operating income	252,671	221,459
Net income	107,201	131,584

Liggett Credit Facility and Liggett Term Loan Under Credit Facility. On March 22, 2021, Liggett, Maple and Vector Tobacco entered into the Amendment with Wells Fargo, as agent and lender.

The Amendment amended the existing credit agreement to, among other things, (i) add Vector Tobacco as a borrower under the Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000. As of September 30, 2021, there was no outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $81,200 based on eligible collateral at September 30, 2021. At September 30, 2021, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $362,728 for the last twelve months ended September 30, 2021.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of September 30, 2021, we and our subsidiaries had total outstanding indebtedness of approximately $1,445,900. Of this amount, $875,000 comprised of the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We currently believe that our tobacco and real estate segments will generate positive cash flow and will continue to be able to sustain their operations in 2021 without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $523,700, investment securities at fair value of approximately $155,095, long-term investments with an estimated value of approximately $58,400, and availability under Liggett’s credit facility of approximately $81,200 at September 30, 2021. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
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
 Furthermore, we may access the capital markets to refinance our 10.5% Senior Notes due 2026. We can presently redeem such bonds at price of 105.25% and the redemption price declines to 102.625% on November 1, 2022 and 100% on November 1, 2023. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.

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
As of September 30, 2021, approximately $15,600 of our outstanding debt at face value had variable interest rates determined by various interest rate indices, which increases the risk of fluctuating interest rates. Our exposure to market risk includes interest rate fluctuations in connection with our variable rate borrowings, which could adversely affect our cash flows. As of September 30, 2021, there was no outstanding balance on the Liggett Credit Facility which also has variable interest rates. As of September 30, 2021, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $200.
We held debt securities available for sale totaling $110,781 and convertible trading debt securities totaling $2,208 as of September 30, 2021. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of September 30, 2021, we held various investments in equity securities with a total fair value of $80,645, of which $44,314 represents equity securities at fair value and $36,331 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of September 30, 2021, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $8,065.

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
On April 29, 2021, FDA announced that it intends to propose a rule prohibiting menthol as a characterizing flavor in cigarettes by the end of April 2022. FDA indicated that the proposed rule will be one of the agency’s highest priorities. The public would have at minimum 60 days to provide comments on the proposed rule and, if FDA decides to proceed, it would then draft and publish a final rule. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. For the twelve months ended September 30, 2021, approximately 19% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On August 18, 2021, the court granted a motion to postpone the effective date of the final rule to October 11, 2022.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:
•the Proposed Spin-off of the Company's real estate services and PropTech investment business,
•economic outlook,
•capital expenditures,
•cost reduction,
•legislation and regulations,
•cash flows,
•operating performance,
•litigation, and
•related industry developments (including trends affecting our business, financial condition and results of operations).
We identify forward-looking statements in this report by using words or phrases such as “anticipate”, “believe”, “continue”, "could", “estimate”, “expect,” “intend”, “may be,” “objective”, “opportunistically”, “plan”, “potential”, “predict”, “project”, “prospects”, “seek” or “will be” and similar words or phrases or their negatives.
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:

•the Proposed Spin-off may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits; the Proposed Spin-off, if completed, may also present additional risk to us;
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
•significant changes or disruptions to our supply or distribution chains or in the price, availability or quality of tobacco, other raw materials or component parts, including as a result of the COVID-19 pandemic,
•the timing and extent of COVID-19 vaccine administration,
•the duration of the COVID-19 pandemic,
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

There have not been any changes in our internal control over financial reporting that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that some of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing our internal controls to minimize the impact on their design and operating effectiveness.

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

In July 2017, FDA announced a comprehensive plan for tobacco and nicotine regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. On April 29, 2021, FDA announced that it intends to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes within the next year. FDA indicated that the proposed rule will be one of the agency’s highest priorities. The rule making process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. For the last twelve months ended September 30, 2021, approximately 19% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry

As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rule making, which FDA announced in March 2018. See Item 1. Business. Legislation and Regulation. At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. The rule making process could take years and once a final rule is issued it typically does not take effect for at least one year. We cannot predict how a nicotine tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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

On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On August 18, 2021, the court granted a motion to postpone the effective date of the final rule by 120 days to October 11, 2022.

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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both internally and externally, to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and its affiliated agents. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco and real estate customers. Additionally, we increasingly rely on third-party providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information) and the disruption of business operations. For example, in April 2021, we determined that an unauthorized party gained access to the IT network of Douglas Elliman Property Management, a subsidiary of Douglas Elliman, and temporarily disrupted business operations and obtained certain files that contained personal information pertaining to owners and others in buildings managed by, and employees of, Douglas Elliman Property Management. Douglas Elliman Property Management took steps to secure its systems, contacted law enforcement, conducted an investigation and enhanced its security protocols to help prevent a similar incident from occurring in the future. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.

The Proposed Spin-off may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits. The Proposed Spin-off, if completed, may also present additional risk to us.
The Proposed Spin-off is subject to conditions, including, without limitation, final approval of the Company’s board of directors and the effectiveness of Spinco’s registration statement on Form 10 to be filed with the SEC. Unanticipated developments or changes in market conditions may delay the Proposed Spin-off, and the Proposed Spin-off may not occur on the currently contemplated timeline or at all. We cannot predict with certainty when the benefits expected from the Proposed Spin-off will occur or the extent to which they will be achieved, if at all. Furthermore, there are various uncertainties and risks relating to the process of the Proposed Spin-off that could have a negative impact on our financial condition, results of operations, and cash flows, including disruption of our operations and impairment of our relationship with regulators, key personnel, customers and vendors. If the Proposed Spin-off is successfully completed, we will face new risks, including having fewer assets, reduced financial resources and less diversification of revenue sources, which may adversely impact our financial condition, results of operations, and cash flows. In addition, the changes in our operational and financial profile may not meet some or all of our shareholders’ investment strategies, which could cause investors to sell their shares and otherwise decrease demand for shares of our common stock. Excess selling will cause the relative market price of our common stock to decrease, and the market price of our common stock may be subject to greater volatility following the completion of the Proposed Spin-off.
The distribution of shares of Spinco to our shareholders in the Proposed Spin-off is expected to qualify as tax-free under Section 355 of the U.S. Internal Revenue Code. However, if the IRS determined on audit that the distribution is taxable, we, and our shareholders, could incur significant U.S. federal income tax liabilities.
Following the Proposed Spin-off, the management and directors of each of the Company and Spinco may own common stock in both companies, and there will be an overlap between certain directors and officers of the Company and Spinco. This ownership, management and directorship overlap could create, or appear to create, potential conflicts of interest when the management and directors of one company face decisions that could have different implications for themselves and the other company. Potential conflicts of interest may also arise out of any commercial arrangements that we may enter into with Spinco in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended September 30, 2021.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2021	196,673	$14.21	(1)	—	—
August 1 to August 31, 2021	—	—		—	—
September 1 to September 30, 2021	—	—		—	—
Total	196,673	$14.21		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with several employees’ vesting in restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

22	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 9, 2021