Form 10-K
period 2021-12-31
VECTOR GROUP LTD
filed 2022-03-02
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2021

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   ☐  Yes  ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2021 was approximately $2.06 billion.
At February 25, 2022, Vector Group Ltd. had 153,868,177 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	27

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
Item 6.	Reserved	32
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	58

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	59
Item 11.	Executive Compensation	59
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59
Item 13.	Certain Relationships and Related Transactions, and Director Independence	59
Item 14.	Principal Accountant Fees and Services	59

PART IV
Item 15.	Exhibits and Financial Statement Schedules	60
Item 16.	Form 10-K Summary	65
SIGNATURES		66

EX-21.1
EX-22.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1. BUSINESS
Basis of Presentation
The Consolidated Financial Statements included in this annual report present the financial position of Vector Group Ltd., a Delaware corporation, as of December 31, 2021 and 2020 and the results of our operations for the years ended December 31, 2021, 2020 and 2019 giving effect to the spin-off of Douglas Elliman Inc. with the historical financial results of Douglas Elliman reflected as discontinued operations. The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to Vector Group’s continuing operations and do not include discussion of balances or activity of Douglas Elliman.
Spin-off of and Relationship with Douglas Elliman
On December 29, 2021, at 11:59 p.m., New York City time, we completed the distribution to our stockholders (including Vector Group common stock underlying outstanding stock options and restricted stock awards) of the common stock of Douglas Elliman. Each holder of our common stock (including common stock underlying outstanding stock option awards and restricted stock awards) received one share of Douglas Elliman’s common stock for every two shares of our common stock (including Vector Group common stock underlying outstanding stock option awards and restricted stock awards) held of record as of the close of business, New York City time, on December 20, 2021. An aggregate of 77,720,159 shares of Douglas Elliman’s common stock were issued and distributed, with fractional shares converted to cash and paid to applicable Vector Group stockholders.
Following the spin-off, Douglas Elliman is a separate public company listed on the New York Stock Exchange and trades under the symbol “DOUG”, and owns the real estate services and property technology investment business formerly owned by Vector Group through Vector Group’s subsidiary New Valley LLC, a Delaware limited liability company. Vector Group and Douglas Elliman entered into a Distribution Agreement and several ancillary agreements for the purpose of accomplishing the distribution of Douglas Elliman common stock to Vector Group’s stockholders. These agreements also govern our relationship with Douglas Elliman after the spin-off and provide for the allocation of employee benefits, tax and additional liabilities and obligations attributable to periods before and after the distribution. These agreements also include a Transition Services Agreement with respect to transition services and a number of ongoing commercial relationships. The Distribution Agreement includes an agreement that Vector Group and Douglas Elliman will provide each other with appropriate indemnities with respect to liabilities arising out of the business transferred to Douglas Elliman by Vector Group. Douglas Elliman is party to other arrangements with Vector Group and its subsidiaries. We also entered into a Tax Disaffiliation Agreement with Douglas Elliman that governs each of our respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters.
In addition, Douglas Elliman has been engaged by developers as the sole broker or the co-broker for several real estate development projects that New Valley owns an interest in through its real estate venture investments.
Following the spin-off, there is an overlap between certain officers of Vector Group and Douglas Elliman. Howard M. Lorber serves as the President and Chief Executive Officer of Vector Group and of Douglas Elliman. Richard J. Lampen serves as the Chief Operating Officer of Vector Group and of Douglas Elliman, J. Bryant Kirkland III serves as the Chief Financial Officer and Treasurer of Vector Group and of Douglas Elliman, Marc N. Bell serves as the General Counsel and Secretary of Vector Group and of Douglas Elliman, and J. David Ballard serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of Vector Group and of Douglas Elliman. Furthermore, immediately following the spin-off, three of the members of our Board of Directors, Messrs. Lorber and Lampen as well as Wilson L. White, will also serve as directors of Douglas Elliman.
Overview
Vector Group is a holding company and is engaged principally in two business segments:
•Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco LLC subsidiaries, and
•Real Estate: the real estate investment business through our subsidiary New Valley LLC, which (i) has interests in numerous real estate projects across the United States and (ii) is seeking to acquire or invest in additional real estate properties or projects.

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
•Focus marketing and selling efforts on the discount segment, continue to build volume and margin in focus discount brands (Eagle 20’s, Pyramid, and Montego) and utilize core brand equity to selectively build distribution;
•Selectively expand the portfolio of partner brands and private label brands utilizing a pricing strategy that offers long-term price stability for customers;
•Increase operational efficiency by developing and adopting an organizational structure to maximize profit potential; and
•Identify, develop and launch relevant new tobacco products to the market in the future.
New Valley
•Continue to leverage our expertise as direct investors by actively pursuing real estate investments; and
•Invest our excess funds opportunistically in real estate situations that we believe can maximize stockholder value.
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
For the year ended December 31, 2021, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are located in Mebane, North Carolina where it manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At present, Liggett and Vector Tobacco have no foreign operations.
The U.S. cigarette market consists of premium cigarettes, which are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, and discount cigarettes, which are marketed at lower retail prices to adult smokers who are more value conscious. In recent years, however, the discounting of premium cigarettes has become far more significant in the marketplace. Since 2004, Liggett has only produced discount cigarettes and all of Liggett’s units sold in 2021, 2020 and 2019 were in the discount segment.
According to data from Management Science Associates, Inc., the discount segment represented 28.3% of the total U.S. cigarette market in 2021 compared to 28.6% in 2020 and 28.3% in 2019. Liggett’s domestic shipments of approximately 8.6 billion cigarettes during 2021 accounted for 4.1% of the total cigarettes shipped in the United States during such year. Liggett’s market share was 4.1% in 2021, 4.1% in 2020 and 4.0% in 2019. According to Management Science Associates, Liggett held a share of approximately 14.4% of the overall discount market segment for 2021 compared to 14.2% for 2020 and 14.3% for 2019.
Liggett produces cigarettes in approximately 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•Eagle 20’s — a brand positioned in the deep discount segment for long-term growth re-launched as a national brand in 2013; Eagle 20’s represented 57.0% of Liggett’s unit volume in 2021, 62.0% in 2020 and 59.9% in 2019. Eagle 20’s is the largest seller in Liggett’s family of brands,
•Pyramid — the industry’s first deep discount product with a brand identity re-launched in the second quarter of 2009; Pyramid represented 19.5% of Liggett’s unit volume in 2021, 23.2% in 2020 and 26.5% in 2019,
•Montego — From August 2020 to December 2021, Liggett expanded the distribution of its Montego deep discount brand into a total of 35 states. Montego was Liggett’s third-largest brand for the year ended December 31, 2021. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s volume represented approximately 15.9% of Liggett’s unit volume for the year ended December 31, 2021 compared to approximately 6.0% for the year ended December 31, 2020.
•Grand Prix, Liggett Select, Eve, USA and various partner brands and private label brands.
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
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 14% and 12% of Liggett’s revenues in 2021, 18% and 12% of Liggett’s revenues in 2020, and 17% and 12% of Liggett’s revenues in 2019. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers, represented approximately 0% and 2%, respectively, of net accounts receivable at December 31, 2021, 5% and 4%, respectively, at December 31, 2020, and 2% and 4%, respectively, at December 31, 2019. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no security is required. Liggett maintains appropriate reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
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
Manufacturing.  Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient worldwide supply of tobacco to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of leaf tobacco, including flue-cured, burley, Maryland, oriental, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of these products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and foreign leaf dealers, much of it under long-term purchase commitments. As of December 31, 2021, the majority of Liggett’s commitments were for the purchase of foreign tobacco.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market approximately 100 different cigarette brand styles. Liggett’s facility produced approximately 8.5 billion cigarettes in 2021, but maintains the capacity to produce approximately 17.6 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
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
In the cigarette business, Liggett competes on dual fronts. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, compete among themselves for premium brand market share based on advertising, promotional activities, trade rebates and incentives. They compete with Liggett and others for discount market share, primarily on the basis of price and in store merchandising. These competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the smaller manufacturers’ and importers’ deep discount brands.
According to Management Science Associates Inc.’s data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for 73.8% of the domestic cigarette market in 2021. Liggett’s domestic shipments of approximately 8.6 billion cigarettes during 2021 accounted for 4.1% of the approximately 212 billion cigarettes shipped in the United States, compared to 9.2 billion cigarettes in 2020 (4.1%) and 9.0 billion cigarettes in 2019 (4.0%).
In 2021 industry wide shipments in the United States decreased by 6.5% (approximately 14.7 billion units) and for the five year period 2016 to 2021, industry-wide shipments of cigarettes in the United States have declined by approximately 3.6% per annum. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
Philip Morris and RJ Reynolds domination of the domestic cigarette market makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
Historically, Philip Morris and RJ Reynolds, have been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused other cigarette manufacturers to bring their prices in line with the levels established by these two major manufacturers. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers’ list price gap. In addition, in recent years, the discount segment has experienced increased price competition from smaller manufacturers and this has led to more aggressive price discounting of certain “deep discount” brands when compared to “traditional discount” brands. Consequently, changes in the price gap of products at retail between “deep discount” and “traditional discount” has led to shifts in price segment performance.

Legislation and Regulation
In the United States, tobacco products are subject to substantial and increasing legislation, regulation, taxation, and litigation, which have a negative effect on revenue and profitability.
The cigarette industry continues to be challenged on numerous fronts. The industry faces increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation continues to adversely affect the cigarette industry. See Item 1A. “Risk Factors”, Item 3. “Legal Proceedings” and Note 15 to our consolidated financial statements, which contain a description of litigation.
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
The TCA imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees are allocated among tobacco product classes according to a formula set out in the statute, and then among manufacturers and importers within each class based on market share. FDA user fees for 2021 were $23,832 for Liggett and Vector Tobacco combined and will likely increase in the future.
The law also required establishment of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to safety, dependence and health issues related to tobacco products.
Menthol and Flavorings
On January 27, 2022, FDA announced that it expects to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes by the spring of 2022. For the year ended December 31, 2021, approximately 19% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry. In addition to FDA, certain states, including California and Massachusetts, have, or are considering, a ban on the sale of menthol cigarettes.
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
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On February 10, 2022, the court granted a motion to postpone the effective date of the final rule to April 9, 2023. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs.
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
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. Liggett has elected to pursue administrative appeals with FDA for 14 of the 20 cigarette brand styles and discontinued six brand styles. Sales of these 14 cigarette brand styles accounted for approximately 0.6% of the tobacco segment’s annual revenue in 2021. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles accounted for approximately 0.4% of the tobacco segment’s annual revenue in 2021. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process.
On April 5, 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. Both Liggett and Vector Tobacco submitted provisional substantial equivalence applications for all of their respective cigarette brand styles. FDA announced that it will continue to review the approximately 1,000 pending provisional applications that were determined to have the greatest potential to raise different questions of public health and will remove from review the approximately 1,500 provisional applications that were determined less likely to do so.
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
We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s outstanding applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and other cigarette styles and could have a material adverse effect on us.
Nicotine
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
State Minimum Price Legislation
In 2020, voters in the State of Colorado approved Proposition EE, increasing taxes on cigarettes, tobacco and nicotine products. In addition to raising the Colorado state excise tax on cigarettes, Proposition EE included a provision that fixed the minimum retail price of cigarettes in Colorado at $7.00 per pack as of January 1, 2021, and thus reduced the competitive advantage of our Company’s discount priced cigarettes in the Colorado marketplace. We have commenced litigation against Colorado challenging the legality of the minimum price provision contained in Proposition EE, the outcome of which cannot be predicted. Although no other state has adopted a fixed minimum retail price law for cigarettes, other states may attempt to do so if the minimum price provision in Proposition EE is determined by the courts to be legal. In the event that litigation challenging the minimum price legislation is not successful or other states pass similar legislation that withstands judicial scrutiny, the result could have a material adverse effect on our future financial condition, results of operations and cash flows.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 4.1% of the total cigarettes sold in the United States in 2021. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.
New Valley
New Valley is our real estate investment business. We have invested in numerous real estate projects in different asset classes, including planned communities, condominium and mixed – use developments, apartment buildings, hotels and commercial properties.
Real Estate Investments
We own, and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments include the following projects (as of December 31, 2021):
Investments in Real Estate, net
Escena. We are developing a 450-acre approved master planned community in Palm Springs, CA. The development consists of 615 residential lots, which include both single and multi-family lots, an 18-hole golf course, clubhouse restaurant, golf shop and seven-acre site approved for a 450-room hotel.
Condominium and Mixed-Use Development
As of December 31, 2021, we owned investments in condominium and mixed-use development real estate ventures, carried at $80.1 million. We had condominium and mixed-use development real estate ventures, carried at $22.7 million as of December 31, 2021, in the New York City Standard Metropolitan Statistical Area (“SMSA”). Of the 9 condominium and mixed-use development real estate ventures in the New York City SMSA, seven were closing on units or completed as of December 31, 2021, and the remaining two had projected construction completion dates in 2023. We had condominium and mixed-use development real estate ventures with projected construction completion dates between August 2022 and July 2024 carried at $57.5 million in other U.S. areas as of December 31, 2021.
Apartment Buildings
As of December 31, 2021, we owned an investment in a venture that owns an apartment building located in Hoover, AL, which was carried at $11.9 million. The investment was operating as of December 31, 2021.
Hotels
As of December 31, 2021, we owned investments in hotels carried at $3.2 million, with ventures carried at $1.6 million located in the New York City SMSA and the remainder located in Bermuda. The hotels were operating as of December 31, 2021.

Commercial
As of December 31, 2021, we owned investments in commercial real estate ventures carried at $7.3 million, one located in the New York City SMSA and one located in Las Vegas, Nevada. Both of the commercial real estate ventures were operating as of December 31, 2021.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. Our real estate investments are located in the United States and Bermuda and we may pursue growth in other markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. As of December 31, 2021, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $105.1 million and approximately $9.1 million in consolidated real estate investments.
For additional information concerning these investments, see Note 10 to our consolidated financial statements and “Summary of Real Estate Investments” located in Item 7. - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Human Capital
We have long believed that the diversity and talent of our people provide a competitive advantage to Vector Group and its subsidiaries. As of December 31, 2021, we employed approximately 500 employees, of which approximately 475 were employed by Liggett, and approximately 25 were employed at Vector Group’s corporate headquarters.
Approximately 31% of the Liggett workforce has been employed by the Company for more than 15 years. Liggett has maintained long relationships with its employees due to its philosophy of listening to their comments and concerns and regularly engaging them to enhance its human capital management objectives.
Historically, this has occurred with frequent communication across all levels of Liggett and in-person events with senior management. We believe this philosophy served Liggett well during the COVID-19 pandemic.
The health and safety of our employees is foundational to achieving our human capital objectives. In response to the COVID-19 pandemic, Liggett’s management proactively took the step of closing its cigarette factory for two weeks, beginning March 15, 2020, for scheduled maintenance and to plan for the necessary COVID-19 manufacturing protocols. Liggett’s management implemented and continues to use an extensive set of additional protocols and procedures to ensure the safety of its workforce. Among other things, Liggett introduced mandatory mask-wearing, physical distancing and reconfigured certain workspaces in its cigarette factory and the headquarters of Liggett Vector Brands.
Beginning in March 2020, management provided employees with periodic updates on Liggett’s business, including its response to the COVID-19 pandemic. Liggett believes that these initiatives were key in the successful execution of its manufacturing and sales operations throughout the COVID-19 pandemic.
Liggett offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid maternity leave; tuition assistance; and paid vacation time.
Of the approximately 475 employees at Liggett as of December 31, 2021, approximately 280 were employed at Liggett’s Mebane factory, 140 were employed throughout the United States in sales positions and the remaining 55 were employed in administrative functions supporting and coordinating sales and marketing efforts.
Of the employees at Liggett’s factory, approximately 200 were hourly employees who are represented by four unions affiliated with either the AFL-CIO or the Teamsters. Liggett has not experienced any significant work stoppages since 1977.
We will continue to listen, while engaging and connecting with employees at Liggett to further our human capital management objectives by continuing the initiatives we first began during the COVID-19 pandemic.
Available Information
Our website address is www.vectorgroupltd.com. We make available free of charge on the Investor Relations section of our website (http://www.vectorgroupltd.com/investor-relations/) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of these filings also are available on the SEC’s website. Copies of our

Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Governance and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any stockholder who requests it. We do not intend for information contained in, or available through, our website to be part of this Annual Report on Form 10-K.

ITEM 1A.RISK FACTORS
Our business faces many risks. We have described below the known material risks that we and our subsidiaries face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business or the business of our subsidiaries. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, financial condition or equity of us or one or more of our subsidiaries, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all of the information included in this report and any subsequent reports that we may file with the SEC or make available to the public before investing in any securities issued by us.
Risks Relating to Our Tobacco Business
Liggett faces intense competition in the domestic tobacco industry.
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has in certain circumstances a more limited ability to respond to market developments. Further, all of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. Management Science Associates’ data indicate that in 2021, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 73.8% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 57.5% of the premium segment and 44.3% of the total domestic market during 2021. During 2021, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 4.1%. Historically, because of their dominant market share, Philip Morris and RJ Reynolds, have been able to determine cigarette prices for the various pricing tiers within the industry.
Further consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market.
Liggett’s business is highly dependent on the discount cigarette segment and to maintain market share, it may be required to take steps to reduce prices.
All of Liggett’s unit volume is generated in the discount segment, which is highly competitive. While Philip Morris, RJ Reynolds, and ITG Brands compete with Liggett in the discount segment of the market, Liggett also faces intense competition for market share in the discount segment from a group of smaller manufacturers and importers, most of which sell low quality deep discount cigarettes. While Liggett’s share of the discount market was 14.4% in 2021, 14.2% in 2020, and 14.3% in 2019, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 34.2% in 2021, 35.5% in 2020, and 32.3% in 2019. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only market segment could be negatively affected and, to maintain market share, Liggett may be required to take steps to reduce prices. Thus, Liggett’s sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods, which could result in lower sales or higher costs for us.
Management Science Associates’ data indicated that domestic industry-wide shipments of cigarettes declined by approximately 6.5% in 2021, increased by 1.5% in 2020, and declined by 5.3% in 2019. Since 1995, industry-wide shipments of cigarettes declined have declined in all years except 2020. We believe the 2020 increase in shipments was a COVID-19 related anomaly and that industry-wide shipments of cigarettes in the United States will continue to decline in future years as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years. In addition to a declining market impacting our sales volume, operating income and cash flows, our annual cost advantage from our payment exemption under the MSA declines by approximately $1.8 million for each percentage point decline in shipment volumes in the U.S. market and approximately $1.6 million for each percentage point increase in inflation (with the MSA rate increasing each year by the lesser of three percent or the Consumer Price Index increase). If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, or if Liggett’s market share percentage falls below its MSA payment exemption percentage, or if prevailing inflation rates continue, Liggett’s sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.
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
In June 2009, the Family Smoking Prevention and Tobacco Control Act (the “TCA”) became law. The TCA grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. For a more complete discussion of the TCA, see Item 1. Business. Legislation and Regulation.
On January 27, 2022, FDA announced that it expects to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes by the spring of 2022. For the last twelve months ended March 31, 2021, approximately 19% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On February 10, 2022, the court granted a motion to postpone the effective date of the final rule to April 9, 2023. We cannot predict whether the court will further postpone the effective date and/or determine that some or all of the proposed textual and/or graphic warnings, or proposed prominence of the warnings, violate the First Amendment, Administrative Procedure Act, or other legal requirements, or what the impact of such a court ruling would have on the compliance timeline or requirements imposed on industry.
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
In 2020, voters in the state of Colorado approved Proposition EE, increasing taxes on cigarettes, tobacco and nicotine products. In addition to raising the Colorado state excise tax on cigarettes, Proposition EE included a provision that fixed the minimum retail price of cigarettes in Colorado at $7.00 per pack as of January 1, 2021, and thus reduced the competitive advantage of our Company’s discount priced cigarettes in the Colorado marketplace. Although no other state has adopted a fixed minimum retail price law, other states may attempt to do so if the minimum price provision in Proposition EE is determined by the courts to be legal. In the event that other states pass similar legislation that withstands judicial scrutiny, the result could have a material adverse effect on our financial condition, results of operations and cash flows.
Litigation will continue to harm the tobacco industry, including Liggett.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2021, there were 79 individual product liability lawsuits, two purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or we were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal. As new product liability cases are commenced against Liggett, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
Individual tobacco-related cases resulting from the Florida Supreme Court’s ruling in Engle could continue to harm Liggett.
In May 1994, the Engle case was filed as a class action against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” A trial was held and the jury returned a verdict adverse to the defendants (approximately $145.0 billion in punitive damages, including $790.0 million against Liggett). Following an appeal to the Third District Court of Appeal, the Florida Supreme Court in July 2006 decertified the class on a prospective basis and affirmed the appellate court’s reversal of the punitive damages award. Former class members had until January 2008 to file individual lawsuits. As a result, we and Liggett, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Although we were not named as a defendant in the Engle case, we were named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant. Notwithstanding Liggett’s multi-plaintiff settlements, Liggett and Vector Group remain defendants in 28 state court Engle progeny cases. The costs associated with defending these cases continue to negatively impact our cash flows. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
As of December 31, 2021, the Participating Manufacturers had entered into agreements with 38 Settling States setting out terms for settlement of the NPM Adjustment and addressing the NPM Adjustment with respect to those states for future years.
For 2003 - 2020, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco paid subject to dispute, withheld payment or paid into a disputed payment account the amounts associated with these NPM Adjustments. The arbitration for 2004, for those states that did not enter into the agreement or otherwise settle, has commenced. As of December 31, 2021, Liggett and Vector Tobacco accrued approximately $13.2 million related to disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
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
In April 2021, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2019) is approximately $16.7 million, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18.8 million, is due from Liggett from April 2005 - August 3, 2021. On November 18, 2021, a hearing was held on Liggett’s objection to the final report in Mississippi Chancery Court. A ruling is pending. In the event Liggett appeals an adverse judgment, the posting of a bond may be required.

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
Any of the following could be associated with cyclicality in the real estate market by halting or limiting a recovery in the residential and commercial real estate markets, and have an adverse effect on our business by causing periods of lower growth or a decline in the number of home sales and/or property prices which, in turn, could adversely affect our business and financial condition:
•periods of economic slowdown or recession;
•rising interest rates;
•the general availability of mortgage financing;
•a negative perception of the market for residential and commercial real estate;
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
•adverse changes in economic and general business conditions in the areas we invest;
•declining demand for real estate;
•acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or
•adverse changes in global, national, regional and local economic and market conditions, particularly in the New York metropolitan area and the other markets where our businesses operate, including those relating to pandemics and health crises, such as the outbreak of the coronavirus (COVID-19).
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
We face risks associated with property acquisitions. We may be unable to finance acquisitions or investments on favorable terms or properties may fail to perform as expected. We may underestimate the costs necessary to bring an investment up to standards established for its intended market position. We may also acquire or invest in properties subject to liabilities and with recourse, with respect to unknown liabilities. New Valley’s acquisition of real estate investments are subject to several risks including: underestimated operating expenses for a property, possibly making it uneconomical or unprofitable; a property may fail to perform in accordance with expectations, in which case New Valley may sustain lower-than-expected income or need to incur additional expenses for the property; and New Valley may not be able to sell, dispose or refinance the property at a favorable price or terms, or at all, as the case may be; in addition to any potential loss on a sale, New Valley may have no choice but to hold on to the property and continue to incur net operating losses if underperforming for an indefinite period of time, as well as incur continuing tax, environmental and other liabilities. Acquisition agreements will typically contain conditions to closing, including completion of due diligence to our satisfaction or other conditions that are not within our control, which may not be satisfied. Each of these factors could have an adverse effect on our results of operations and financial condition.
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
The Tax Cuts and Jobs Act of 2017 could negatively impact New Valley’s markets. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) places limits on mortgage interest deductions as well as state and local income and property tax deductions. The loss of the use of these deductions may encourage residents of states with high income and property taxes and costs of housing to migrate to states with lower tax rates and housing costs. In 2021, approximately 25% of New Valley’s investments are located in New York and California, and a migration of residents from these markets or a reduction in the attractiveness of these markets as a place to live could adversely impact New Valley’s business, financial condition and results of operations.
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
Our investments in real estate are susceptible to adverse weather conditions and natural and man-made disasters. Adverse weather conditions and natural and man-made disasters such as hurricanes, tornadoes, storms, earthquakes, floods, droughts, fires, snow, blizzards, as well as terrorist attacks, riots and electrical outages, can have a significant effect on the assets in our real estate portfolio. The severity and frequency of these adverse weather conditions are worsened by the effects of climate change. These adverse conditions can cause physical damage to work in progress and new developments, delays and increased costs in the construction of new developments and disruptions and suspensions of operations, whether caused directly or by disrupting or suspending operations of those upon whom our real estate developments rely in their operations. Such adverse conditions can mutually cause or aggravate each other, and their incidence and severity are unpredictable. If insurance is unavailable to the real estate developments we invest in or is unavailable on acceptable terms, or if insurance is not adequate to cover business interruptions or losses resulting from adverse weather or natural or man-made disasters, the real estate developments we invest in and our results of operations will be adversely affected. In addition, damage to properties in our real estate portfolio caused by adverse weather or a natural or man-made disaster may cause insurance costs for these properties to increase.
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
Risks Relating to the Spin-Off
We may be unable to achieve some or all of the benefits that we expect to achieve from our spin-off from Douglas Elliman
On December 29, 2021, we completed the spin-off of Douglas Elliman, which included the real estate services and PropTech investment business formerly owned by Vector Group. Although we believe that the spin-off will enhance our long-term value, we may not be able to achieve some or all of the anticipated benefits from the separation of our businesses, and the spin-off may adversely affect our business. Separating the businesses resulted in two independent, publicly traded companies, each of which is now a smaller, less diversified and more narrowly focused business than before the spin-off, which makes us more vulnerable to changing market and economic conditions and the risk of takeover by third parties. Operating as a smaller, independent entity may reduce or eliminate some of the benefits and synergies which previously existed across our business platforms before the spin-off, including our operating diversity, borrowing leverage, available capital for investments, partnerships and relationships and opportunities to pursue integrated strategies with the businesses within our former combined company and the ability to attract, retain and motivate key employees. In addition, as a smaller company, our ability to absorb costs may be negatively impacted, including the significant cost of the spin-off transaction, and we may be unable to obtain financing or refinance our existing indebtedness. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, business prospects and the trading price of our common stock. By spinning off Douglas Elliman, we also may be more susceptible to market fluctuations and other adverse events than we would be if we did not spin off Douglas Elliman. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the spin-off, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.
In connection with the spin-off, we agreed to indemnify Douglas Elliman and Douglas Elliman agreed to indemnify us for certain liabilities, and if we are required to perform under these indemnities or if Douglas Elliman is unable to satisfy its obligations under these indemnities, our financial results could be negatively affected.
In connection with the Transition Services Agreement, we and Douglas Elliman, as parties receiving services under the agreement, agreed to indemnify the party providing services for losses incurred by such party that arise out of or are otherwise in connection with the provision by such party of services under the agreement, except to the extent that such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement. Similarly, each party providing services under the agreement will agree to indemnify the party receiving services for losses incurred by such party that arise out of or are otherwise in connection with the indemnifying party’s provision of services under the agreement if such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement.
In connection with our tobacco business, from time to time Douglas Elliman may be named as a defendant in tobacco-related lawsuits, notwithstanding the completion of the spin-off. Pursuant to the Distribution Agreement we entered into with Douglas Elliman in connection with the spin-off, we and each of our subsidiaries agreed to indemnify Douglas Elliman for liabilities related to our tobacco business, including liabilities that Douglas Elliman may incur for tobacco-related litigation. While we do not believe that Douglas Elliman has any liability for tobacco-related claims, an adverse decision in a tobacco-related lawsuit against Douglas Elliman could, if the indemnification is deemed for any reason to be unenforceable or any amounts owed to Douglas Elliman thereunder are not collectible, in whole or in part, have a material adverse effect on us.
In connection with the spin-off, Douglas Elliman provided us with indemnities with respect to liabilities arising out of Douglas Elliman’s business. If we are subject to an adverse decision in a lawsuit related to Douglas Elliman’s business, and Douglas Elliman fails to satisfy its obligations, our financial condition could be materially adversely affected.
The spin-off and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
The spin-off could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left us insolvent or with unreasonably small capital or that we intended or believed we would incur debts beyond our ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including without limitation, returning the assets or the shares of common stock in Douglas Elliman being distributed as part of the spin-off or providing us with a claim for money damages against the spun-off business in an amount equal to the difference between the consideration received by us and the fair market value of Douglas Elliman at the time of the spin-off.
Certain directors who serve on our Board of Directors currently serve as directors of Douglas Elliman following the spin-off, and ownership of shares of common stock of Douglas Elliman following the spin-off by our directors and executive officers may create, or appear to create, conflicts of interest.
Certain of our directors who serve on our Board of Directors currently serve on the board of directors of Douglas Elliman. This may create, or appear to create, conflicts of interest when our or Douglas Elliman's management and directors face decisions that could have different implications for us and Douglas Elliman, including the resolution of any dispute regarding the terms of the agreements governing the spin-off and the relationship between us and Douglas Elliman after the spin-off or any other commercial agreements entered into in the future between us and Douglas Elliman. For example, in the past, subsidiaries of Douglas Elliman have been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $9.0 million, $10.8 million and $19.0 million from these projects for the years ended December 31, 2021, 2020 and 2019, respectively.
In addition, all of our executive officers and some of our non-employee directors currently own shares of the common stock of Douglas Elliman. The continued ownership of such common stock by our directors and executive officers following the spin-off creates or may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Douglas Elliman

After the spin-off, certain of our executive officers will not devote their full time to Vector Group’s affairs, and the overlap may give rise to conflicts.
Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer and General Counsel serve in the same roles at Douglas Elliman. This management model has and continues to use holding company executives to focus on public company matters while delegating the operations of our subsidiaries, including Liggett, to experienced operating professionals and we believe it has created stockholder value. Nonetheless, our management team divides its time between Vector Group and Douglas Elliman and consequently, does not spend its full time on our business. From time to time, our overlapping executive officers may be required to spend a significant portion of their time and attention on Douglas Elliman’s affairs, and there can be no assurance that they will be able to devote sufficient time to the Company’s affairs.
Our overlapping executive officers may also face actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest may arise when we, on the one hand, and Douglas Elliman, on the other hand, consider corporate opportunities that may be suitable for both companies.
If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of l986, as amended (“Code”), then our stockholders, we and Douglas Elliman might be required to pay substantial U.S. federal income taxes.
The distribution was conditioned upon our receipt of an opinion of our spin-off tax advisor to the effect that, subject to the assumptions and limitations described therein, the distribution of Douglas Elliman common stock to holders of our common stock (such distribution, excluding, for the avoidance of doubt, the distribution of Douglas Elliman common stock with respect to our stock option awards and restricted stock awards), together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our stockholders, except, in the case of our stockholders, for cash received in lieu of fractional shares. The opinion of our spin-off tax advisor was based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Douglas Elliman made to the spin-off tax advisor. In rendering its opinion, the spin-off tax advisor also relied on certain covenants that we and Douglas Elliman entered into, including the adherence by us and by Douglas Elliman to certain restrictions on future actions contained in the Tax Disaffiliation Agreement. If any of the representations or statements that we or Douglas Elliman made are or become inaccurate or incomplete, or if we or Douglas Elliman breach any of such covenants, the spin-off and such related transactions might not qualify for such tax treatment. The opinion of the spin-off tax advisor is not binding on the U.S. Internal Revenue Service (“IRS”) or a court, and there can be no assurance that the IRS will not challenge the validity of the spin-off and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.
If the spin-off does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, we would recognize a substantial gain attributable to Douglas Elliman for U.S. federal income tax purposes. Additionally, if the spin-off does not qualify as tax-free under Section 355 of the Code, our stockholders will be treated as having received a distribution equal to the fair market value of the stock distributed, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of our current and accumulated earnings and profits, then as a non-taxable return of capital to the extent of such holder’s tax basis in our common stock, and thereafter as capital gain with respect to any remaining value.
We are subject to continuing contingent tax-related liabilities of Douglas Elliman following the spin-off.
After the spin-off, there are several significant areas where the liabilities of Douglas Elliman may become our obligations, either in whole or in part. For example, to the extent that any subsidiary of ours was included in the consolidated tax reporting group of Vector Group for any taxable period or portion of any taxable period ending on or before the effective date of the spin-off, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of Vector Group, as applicable, for such taxable period. In connection with the spin-off, we have entered into a Tax Disaffiliation Agreement with Douglas Elliman, that allocates the responsibility for prior period consolidated taxes to Vector Group. If we are unable to pay any prior period taxes for which we are responsible, however, Douglas Elliman could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state or local law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we have agreed to certain restrictions intended to support the tax-free nature of the spin-off.
The U.S. federal income tax laws that apply to transactions like the spin-off generally create a presumption that the spin-off would be taxable to us (but not to our stockholders) if we engage in, or enter into an agreement to engage in, an acquisition of all or a significant portion of our common stock beginning two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series or transactions related to the spin-off. U.S. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all of the facts and circumstances, including specific factors listed in the Treasury regulations. In addition, these Treasury regulations provide several "safe harbors" for acquisition transactions that are not considered to be part of a plan that includes a distribution.
There are other restrictions imposed on us under current U.S. federal income tax laws with which we will need to comply in order for the spin-off and certain related transactions to qualify as a transaction that is tax-free under Sections 368(a)(1)(D) and 355 of the Code. For example, we will generally be required to continue to own and manage our business, and there will be limitations on issuances, redemptions and sales of our stock for cash or other property following the spin-off, except in connection with certain stock-for-stock acquisitions and other permitted transactions. If these restrictions are not followed, the spin-off could be taxable to us and our stockholders.
We entered into a Tax Disaffiliation Agreement with Douglas Elliman under which we have allocated, between Douglas Elliman and ourselves, responsibility for U.S. federal as well as state and local income and other taxes relating to taxable periods before and after the spin-off and provided for computing and apportioning tax liabilities and tax benefits between the parties. In the Tax Disaffiliation Agreement, we agreed that, among other things, we may not take, or fail to take, any action following the spin-off if such action, or failure to act: would be inconsistent with or prohibit the spin-off and certain related transactions from qualifying as a tax-free reorganization under Sections 368(a)(1)(D) and 355 and related provisions of the Code to us and our stockholders (except with respect to the receipt of cash in lieu of fractional shares of our stock).
In addition, we agreed that we may not, among other things, during the two-year period following the spin-off, except under certain specified circumstances, (i) redeem or otherwise repurchase our stock; (ii) liquidate, merge or consolidate with another person; (iii) sell or otherwise dispose of assets outside the ordinary course of business or materially change the manner of operating our business; or (iv) take any other action or actions that in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, 35% of our stock. These restrictions could limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, or raise money by selling assets or enter into business combination transactions. We also agreed to indemnify Douglas Elliman for certain tax liabilities resulting from any such transactions. Further, our stockholders may consider these covenants and indemnity obligations unfavorable as they might discourage, delay or prevent a change of control.
Risks Relating to Our Indebtedness
We and our subsidiaries have a substantial amount of indebtedness and liquidity commitments.
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2021, we and our subsidiaries had total outstanding indebtedness of $1.43 billion. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We have significant liquidity commitments.
During 2022, we will have significant liquidity commitments that will require the use of our existing cash resources. As of December 31, 2021, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:
•cash interest expense of approximately $108.6 million,
•dividends of approximately $127.5 million based on the assumed quarterly cash dividend rate of $0.20 per share and assuming 158,720,996 shares outstanding (153,959,427 common shares outstanding as of December 31, 2021 and 4,761,569 employee stock options with dividend equivalent rights), and
•other corporate expenses and taxes.
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
Both we and several issues of our notes have been publicly rated by Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services, independent rating agencies. In addition, future debt instruments may be publicly rated. These debt ratings may affect our ability to raise debt. Any future downgrading of the notes or our other debt by Moody’s or S&P may affect the cost and terms and conditions of our financings and could adversely affect the value and trading of the notes.
The Tax Act may increase the after-tax cost of debt financings.
The Tax Ac limits our interest expense deduction to 30% of taxable income before interest, depreciation and amortization in 2018 and 2021 and 50% of taxable income before interest, depreciation, and amortization in 2019 and 2020 (as a result of provisions contained in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, and then 30% of taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, of which portions of our New Valley real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Although all of our interest expense was deductible prior to the spin-off, due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which may increase the after tax cost of any new debt financings as well as the refinancing of our existing debt. We will continue to evaluate the impact of the nondeductible interest on our operations and capital structure.
Risks Relating to Our Structure and Other Business Risks
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, in order to service our debt and to pay dividends on our common stock.
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly-owned subsidiaries, VGR Holding LLC (“VGR Holding”) and New Valley. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett and Vector Tobacco, its wholly-owned subsidiaries, to generate cash and make it available to VGR Holding. The Liggett Credit Facility contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control.
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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both internally and externally, to sophisticated and targeted measures known as advanced persistent threats, directed at us and our stakeholders. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco customers. Additionally, we increasingly rely on third-party providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures.

Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information) and the disruption of business operations. For example, in April 2021, we determined that an unauthorized party gained access to the IT network of Douglas Elliman Property Management, a subsidiary of our former subsidiary, Douglas Elliman, and temporarily disrupted business operations and obtained certain files that contained personally identifiable information pertaining to owners and others in buildings managed by, and employees of, DEPM. The former subsidiary also took steps to secure its systems, contacted law enforcement, conducted an investigation and enhanced its security protocols to help prevent a similar incident from occurring in the future. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel as our named executive officers have been employed by us for an average of 27 years at December 31, 2021. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. Please see the Risk Factor, “After the spin-off, our management team does not devote its full time to Vector Group’s Affairs.”
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
The trading price of our common stock has ranged between $8.76 and $12.43 per share over the past 52 weeks.
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
We lease approximately 9,000 square feet of office space in New York, New York under a lease that expires in 2025. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 10 to our consolidated financial statements.
Liggett and LVB
Liggett’s tobacco manufacturing facilities, and several of its distribution and storage facilities, are currently located in or near Mebane, North Carolina. Some of these facilities are owned and others are leased. Liggett’s office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2021, the principal properties owned or leased by Liggett are as follows:

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” At February 24, 2022, there were approximately 1,537 holders of record of our common stock.

Performance Graph
The following graph compares the cumulative total annual return of our Common Stock, the S&P 500 Index, the S&P Small Cap 600 Index, and the NYSE Arca Tobacco Index for the five years ended December 31, 2021. The graph assumes that $100 was invested on December 31, 2016 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested. The historical stock prices of Vector presented in the chart have been adjusted to reflect the impact of the spin-off. The chart does not reflect the Company’s forecast of future financial performance.

DOLLARS
200
100
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Vector Group Ltd.
S&P 500
S&P 600
NYSE Arca Tobacco

	12/16	12/17	12/18	12/19	12/20	12/21
Vector Group Ltd.	100	111	56	94	87	126
S&P 500	100	122	116	153	181	233
S&P 600	100	113	104	127	141	179
NYSE Arca Tobacco	100	111	86	114	116	137

Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2021.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of March 2, 2022. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	73	President and Chief Executive Officer	2001
Richard J. Lampen	68	Executive Vice President and Chief Operating Officer	1996
J. Bryant Kirkland III	56	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	61	Senior Vice President, General Counsel and Secretary	1998
J. David Ballard	54	Senior Vice President, Enterprise Efficiency and Chief Technology Officer	2020
Nicholas P. Anson	50	President and Chief Operating Officer of Liggett	2020
Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as the President and as a member of the Board of Directors of New Valley Corporation, the predecessor to our wholly owned subsidiary, New Valley LLC. Mr. Lorber also serves as Chairman of the Board of Directors, President and Chief Executive Officer of Douglas Elliman (NYSE:DOUG), the sixth largest residential real estate brokerage company in the United States, and as Executive Chairman of its subsidiary, Douglas Elliman Realty, LLC. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; and a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University.
Richard J. Lampen was appointed our Chief Operating Officer on January 14, 2021 and has served as our Executive Vice President since 1995. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley Corporation, where he also served as a director. Mr. Lampen also serves as Executive Vice President and Chief Operating Officer and as a member of the Board of Directors of Douglas Elliman (NYSE:DOUG), the sixth largest residential real estate brokerage company in the United States, and as a member of the Board of Managers of its subsidiary, Douglas Elliman Realty, LLC. From September 2006 to February 2020, he has served as President and Chief Executive Officer as well as a director of Ladenburg Thalmann Financial Services. Mr. Lampen also served as Chairman of Ladenburg Thalmann Financial Services from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and Chief Executive Officer as well as a director of Castle Brands Inc.
J. Bryant Kirkland III has been our Chief Financial Officer and Treasurer since April 2006 and our Senior Vice President since May 2016. Mr. Kirkland served as a Vice President of ours from January 2001 to April 2016 and served as New Valley Corporation’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland also serves as Senior Vice President, Treasurer and Chief Financial Officer of Douglas Elliman (NYSE:DOUG), the sixth largest residential real estate brokerage company in the United States. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Senior Vice President since May 2016 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. Mr. Bell served as a Vice President of ours from January 1998 to April 2016. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley Corporation and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett’s General Counsel and currently serves as an officer, director or manager for many of Vector’s or New Valley’s subsidiaries. In addition, Mr. Bell serves as Senior Vice President, Secretary and General Counsel of Douglas Elliman (NYSE:DOUG), the sixth largest residential real estate brokerage company in the United States.

J. David Ballard has been our Senior Vice President, Enterprise Efficiency and Chief Technology Officer since July 2020 and, from February 2020 to July 2020, served as a consultant to us. Mr. Ballard also serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of Douglas Elliman (NYSE:DOUG), the sixth largest residential real estate brokerage company in the United States. Prior to joining Vector Group, Mr. Ballard served as Senior Vice President, Enterprise Services of Ladenburg Thalmann Financial Services Inc. from April 2019 to February 2020. Prior to joining Ladenburg, he served as President and Chief Operating Officer for Docupace Technologies, a leading digital operations technology provider in the wealth management space from March 2018 to April 2019. Mr. Ballard was Executive Vice President and Chief Operating Officer at Cetera Financial Group from April 2015 to March 2018. Prior to his role at Cetera, Mr. Ballard spent more than two decades working in executive and management positions at several firms in the independent financial advisory and asset management industries, including AIG Advisor Group, SunAmerica Mutual Funds and AIG Retirement Services.
Nicholas P. Anson was promoted to President and Chief Operating Officer of Liggett and Liggett Vector Brands in April 2020. Mr. Anson joined Liggett in 2001 and has served in numerous senior roles over his 20 years with Liggett. Previously, Mr. Anson served as Executive Vice President of Finance & Administration and Chief Financial Officer for Liggett Vector Brands from 2013 to 2020. Mr. Anson was responsible for Liggett Vector Brands’ finance and human resources organizations. His duties included coordination with and certain indirect responsibilities for finance and human resources matters at Liggett and Vector Tobacco, which are affiliated companies of Liggett Vector Brands.

ITEM 6.RESERVED

Reserved.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in two business segments:
•Tobacco: the manufacture and sale of cigarettes in the United States through our Liggett Group LLC and Vector Tobacco LLC subsidiaries, and
•Real Estate: the real estate investment business through our subsidiary, New Valley LLC, which (i) has interests in numerous real estate projects across the United States and (ii) is seeking to acquire or invest in additional real estate properties or projects.
Our tobacco subsidiaries’ cigarettes are produced in 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•Eagle 20’s
•Pyramid
•Montego
•Grand Prix, Liggett Select, Eve, USA and various Partner Brands and private label brands.
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
The financial results of Douglas Elliman through the distribution date are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statements of operations and are not included in our results from continuing operations discussed below. See Note 6.

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

Impact of COVID-19 on Tobacco Segment.  We believe many tobacco consumers have had incremental discretionary spending availability during the COVID-19 pandemic as a result of a variety of factors, including federal government stimulus payments and enhanced unemployment benefit payments enacted in response to the COVID-19 pandemic, and lower non-tobacco discretionary spending due to stay-at-home practices.

Although our Tobacco segment has not experienced a material adverse impact to date from the COVID-19 pandemic, there is continued uncertainty as to how the COVID-19 pandemic (including vaccine administration and the impact of variants as well as changes in COVID-19-related restrictions and guidelines) may impact tobacco consumers in the future. The majority of retail stores in which our tobacco products are sold, including convenience stores, have been deemed to be essential businesses by authorities and have remained open.

Our management also continues to monitor the macroeconomic risks of the COVID-19 pandemic and its effect on tobacco consumer purchasing behaviors, including the mix of between premium and discount brand purchases. Our Montego brand is priced in the deep discount category and our other brands are primarily priced in the traditional discount category.
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
Impact of COVID-19 on Real Estate Segment.  New Valley has investments in multiple real estate ventures and properties in the New York metropolitan area, which had a carrying value of $24,289 at December 31, 2021. Published reports and data indicate that the New York metropolitan area was initially impacted more than any other area in the United States. Consequently, various governmental agencies in the New York metropolitan area and in other markets where New Valley invests, instituted quarantines, “pause” orders, “shelter-in-place” rules, restrictions on travel and restrictions on the types of businesses that could operate. These restrictions adversely impacted New Valley’s investment’s ability to conduct business during the year ended December 31, 2020 and, in particular from March 2020 to October 2020.
There remain significant uncertainties related to the COVID-19 pandemic, including the impact of COVID-19 variants, the duration of the pandemic and the length of immunity. See “Risk Factors.”

Recent Developments
Spin-off of Douglas Elliman Inc. On December 29, 2021, at 11:59 p.m., New York City time, we completed the distribution to our stockholders (including Vector common stock underlying outstanding stock option awards and restricted stock awards) of the common stock of Douglas Elliman. Each holder of Vector common stock received one share of Douglas Elliman’s common stock for every two shares of Vector common stock (including Vector common stock underlying outstanding stock option awards and restricted stock awards) held of record as of the close of business, New York City time, on December 20, 2021 (the “Spin-off”). In the Spin-off, an aggregate of 77,720,159 shares of Douglas Elliman’s common stock were issued, with fractional shares converted to cash and paid to applicable Vector stockholders.
We incurred significant costs in connection with the Spin-off. These costs include fees for third-party advisory, consulting, legal and professional services, as well as other items that are incremental and one-time in nature. We expensed $10,468 for the year ended December 31, 2021. We also recorded expenses of $4,317 associated with the acceleration of stock compensation in connection with the Spin-off The expenses are reflected in operating, selling, administrative and general expenses.
For the three years ended December 31, 2021, the financial results of Douglas Elliman through the date of the Distribution are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statements of operations and are not included in our results from continuing operations discussed below. See Note 6.
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
Liggett Credit Facility. On March 22, 2021, Liggett, 100 Maple LLC (“Maple”), a subsidiary of Liggett, and Vector Tobacco entered into Amendment No. 4 and Joinder to the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender.
The existing credit agreement was amended to, among other things, (i) add Vector Tobacco as a borrower under the Restated Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000. As of December 31, 2021, approximately $81,000 was available for borrowing with an outstanding balance of $24 under the Credit Agreement.
Montego. Since August 2020, Liggett has expanded the distribution of its Montego deep discount brand into a total 35 states. Montego was Liggett’s third-largest brand for the year ended December 31, 2021. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s volume represented approximately 16% of Liggett’s unit volume for the year ended December 31, 2021 compared to approximately 6% for the year ended December 31, 2020.

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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. Liggett filed formal objections to the final report in Mississippi Chancery Court. A ruling is pending. If the Mississippi Chancery Court rejects Liggett’s objections and enters final judgment adopting the Special Master’s findings and recommendations, additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and has reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond will likely be required.
Liggett may be required to make additional payments to Mississippi which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

See “Legislation and Regulation” in Item 7 of the MD&A for further information on litigation.

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
Revenue from facilities primarily relates to Escena and consists of revenues from food and beverage sales, fees charged for gameplay and the sale of golf related equipment and apparel. Revenue is recognized at the time of sale.
Revenue from investments in real estate is recognized from land and building sales at the time of the closing of a sale, which is typically when cash is due, the performance obligation is satisfied as the title to and possession of the real estate asset are transferred to the buyer and we have no further obligations or involvement in the real estate asset.
Leases. Under Accounting Standards Committee (“ASC”) 842, we determine if an arrangement is a lease at contract inception. At lease commencement, we record and recognize right-of-use (“ROU”) assets for the lease liability amount and initial direct costs incurred, offset by lease incentives received. We record lease liabilities for the net present value of future lease payments over the lease term. The discount rate we use is generally our estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. We calculate discount rates periodically to estimate the rate we would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. We recognize operating lease expense on a straight-line basis over the lease term. We recognize finance lease cost on a straight-line basis over the shorter of the useful life of the asset and the lease term. Operating leases are included in operating lease ROU assets and lease liabilities on the consolidated balance sheets. Finance leases are included in investments in real estate, net, property, plant and equipment and current and long-term portions of notes payable and long-term debt on the consolidated balance sheets.
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
Master Settlement Agreement. As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement (“MSA”). Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of goods sold as the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $171,058 for 2021, $175,837 for 2020 and $165,471 for 2019.

Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
Stock-Based Compensation. Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $849, $1,428 and $1,923 in 2021, 2020 and 2019, respectively, related to the amortization of stock option awards and $13,949, $7,546 and $7,705, respectively, related to the amortization of restricted stock grants. As of December 31, 2021 and 2020, there was $381 and $1,229, respectively, of total unrecognized cost related to employee stock options and $10,627 and $12,081, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.
Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2021, our benefit obligations were computed assuming a discount rate between 1.80% - 2.85%. As of December 31, 2021, our service cost was computed assuming a discount rate of 1.40% - 2.55%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 7.74%, 6.91% and 7.59% for the years ended December 31, 2021, 2020 and 2019, respectively, and our actual five-year annual rate of return on our pension plan assets was 7.86%, 7.51% and 5.41% for the years ended December 31, 2021, 2020 and 2019, respectively. In computing expense for the year ended December 31, 2022, we will use an assumption of a 3.5% annual rate of return on our pension plan assets. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $1,390, $4,210 and $2,834 for the years ended December 31, 2021, 2020 and 2019, respectively, and we currently anticipate benefit expense will be approximately $1,358 for 2022. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2022 and ending on December 31, 2022.
Long-Term Investments and Impairments. At December 31, 2021, our long-term investments were comprised of $32,089 of equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient and $20,984 of long-term investments that were accounted for under the equity method. Our investments in equity securities at fair value that qualify for the NAV practical expedient consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in partnerships in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnerships based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings or losses and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. Pursuant to the amendments provided by ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), our long-term investments that qualify for the NAV practical expedient are measured at fair value with changes in fair value recognized in net income. Therefore, impairment analyses for these investments are no longer warranted.
At December 31, 2021, we also had $5,200 of investments in various limited liability companies that were classified as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient. The investments are included in “Other assets” on the consolidated balance sheets and are valued at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. On a quarterly basis, we evaluate our investments to determine if there are indicators of impairment. If so, we also make a determination of whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment is facts-and-circumstances driven. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
Current Expected Credit Losses. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, therefore, our measurement of credit losses for most financial assets and certain other instruments has been modified as discussed in Note 3 to our consolidated financial statements.
•Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of January 1, 2021 and December 31, 2021.
•Term loan receivables: New Valley provides term loans to real estate developers, which are included in Other assets on the consolidated balance sheets. The loans are secured by guarantees and are evaluated individually. Because New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. New Valley’s expected credit loss estimate was $3,100 as of adoption (January 1, 2020). New Valley’s expected credit loss estimate was $15,928 as of December 31, 2021.
Intangible Assets. Intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
Our intangible asset associated with the benefit under the MSA is related to Vector Tobacco. The fair value of the intangible asset associated with the benefit under the MSA is determined using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. We performed its impairment test for the year ended December 31, 2021 and no impairment was noted.
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
Our business segments were Tobacco and Real Estate for the three years ended December 31, 2021, 2020 and 2019. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes Escena and investments in real estate ventures.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2021		2020		2019
	(Dollars in thousands)
Revenues:
Tobacco	$1,202,497		$1,204,501		$1,114,840
Real Estate	18,203		24,181		4,763
Total revenues	$1,220,700		$1,228,682		$1,119,603

Operating income (loss):
Tobacco	$360,317	(1)	$319,536	(2)	$261,630	(3)
Real Estate	4,066		(610)		550
Corporate and Other	(43,944)	(4)	(24,498)	(5)	(27,565)
Total operating income	$320,439		$294,428		$234,615
_____________________________
(1)Operating income includes $211 of litigation settlement and judgment expense and $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales).
(2)Operating income includes $337 of litigation settlement and judgment expense and $299 of expense from MSA Settlement.
(3)Operating income includes $990 of litigation settlement and judgment expense.
(4)Operating loss includes transaction charges of $10,468 and accelerated stock compensation of $4,317 related to the spin-off of Douglas Elliman; and $910 of gain on sale of assets.
(5)Operating loss includes $2,283 of gain on sale of assets.

2021 Compared to 2020
Revenues. Total revenues were $1,220,700 for the year ended December 31, 2021 compared to $1,228,682 for the year ended December 31, 2020. The $7,982 (0.6%) decline in revenues was due to a $2,004 decline in Tobacco revenues related to lower unit volume, partially offset by increases in net pricing and a $5,978 decline in Real Estate revenues, primarily related to the absence of the $20,500 sale of an investment in real estate located in Sagaponack, NY, offset by the $12,850 sale of investments in real estate in the current period.
Cost of sales. Total cost of sales was $769,542 for the year ended December 31, 2021 compared to $819,602 for the year ended December 31, 2020. The $50,060 (6.1%) decline in cost of sales was due to a $37,889 decline in Tobacco cost of sales related to decreased sales volume and a $12,171 decline in Real Estate cost of sales.
Expenses. Operating expenses were $130,719 for the year ended December 31, 2021 compared to $114,652 for the year ended December 31, 2020. The $16,067 (14.0%) increase was due to a $19,446 increase in Corporate and Other expense and a $1,517 increase in Real Estate expenses. This was offset by a $4,896 decline in Tobacco expenses for the year ended December 31, 2021. The increase in Corporate and Other expense included transaction charges of $10,468 related to the spin-off of Douglas Elliman.
Operating income. Operating income was $320,439 for the year ended December 31, 2021 compared to $294,428 for the year ended December 31, 2020, an increase of $26,011 (8.8%). Tobacco operating income increased by $40,781 and Real Estate operating income increased by $4,676. This was offset by an increased Corporate and Other operating loss of $19,446.
Other expenses. Other expenses were $110,478 and $113,385 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, other expenses primarily consisted of interest expense of $112,728 and loss on extinguishment of debt of $21,362. This was offset by equity in earnings from real estate ventures of $10,250, other income of $10,687, and equity in earnings from investments of $2,675. For the year ended December 31, 2020, other expenses primarily consisted of interest expense of $121,278, equity in losses from real estate ventures of $44,728, and other expenses of $8,646. This was offset by income of equity in earnings from investments of $56,268 and $4,999 from changes in fair value of derivatives embedded within convertible debt.
Income before provision for income taxes. Income before income taxes was $209,961 and $181,043 for the years ended December 31, 2021, and 2020, respectively.

Income tax expense. Income tax expense was $62,807 for the year ended December 31, 2021 compared to income tax expense of $54,121 for the year ended December 31, 2020. Our income tax rates for the years ended December 31, 2021 and 2020 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, changes in valuation allowances, and excess tax benefits on stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s, Pyramid, Liggett Select, Eve and Grand Prix by $0.15 per pack in January 2022, $0.15 per pack in September 2021, $0.14 per pack in June 2021, $0.14 per pack in January 2021, $0.13 per pack in November 2020, $0.11 per pack in June 2020, and $0.08 per pack in February 2020. Liggett increased the list price of Montego by $0.10 per pack in January 2022.
All of our Tobacco sales were in the discount category in 2021 and 2020. For the year ended December 31, 2021, Tobacco revenues were $1,202,497 compared to $1,204,501 for the year ended December 31, 2020. Revenues declined by $2,004 (0.2%) due to declines in unit sales volume offset by a favorable price variance for the year ended December 31, 2021. The decline in sales volume (535.5 million units) resulted in an unfavorable variance of $70,378, while the higher selling prices resulted in a favorable price variance of $68,374.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Year Ended December 31,
	2021		2020

Manufacturing overhead, raw materials and labor	$121,424		$128,091
Federal excise taxes	434,695		461,532
FDA expense	23,832		24,842
MSA expense, net of market share exemption	171,058	(1)	175,837
Customer shipping and handling	7,006		5,602
Total cost of sales	$758,015		$795,904
_____________________________
(1)Includes $2,722 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of December 31, 2021, we estimate taxable shipments in the U.S. decreased by approximately 7.3% in 2021. Our annual MSA liability changes by approximately $1,800 for each percentage change in the estimated shipment volumes in the U.S. market. For the year ended December 31, 2021, the estimated decrease in taxable shipments in conjunction with the annual MSA inflation adjustment decreased the value of Liggett’s market share exemption compared to the prior year end and, thus, increased cost of sales by $495.
Tobacco gross profit was $444,482 for the year ended December 31, 2021 compared to $408,597 for the year ended December 31, 2020, an increase of $35,885 (8.8%). The increase in gross profit for the year ended December 31, 2021 was primarily attributable to increased pricing on the Eagle 20’s and Pyramid brands offset by declines in volume and increased cost of sales per unit. For the year ended December 31, 2021, Eagle 20’s remains Liggett’s primary low cost cigarette brand and its percentage of Liggett’s total unit volume sales has declined from approximately 62% for the year ended December 31, 2020 to approximately 57% for the year ended December 31, 2021. Pyramid, Liggett’s second largest brand, declined from approximately 23% of total unit volume sales for the year ended December 31, 2020 to approximately 20% for the year ended December 31, 2021. Montego, Liggett’s third largest brand, increased from approximately 6% of total unit volume sales for the year ended December 31, 2020 to approximately 16% for the year ended December 31, 2021. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit increased from 55.0% in the 2020 period to 57.9% in the 2021 period primarily as a result of price increases partially offset by a continued shift in sales volume to the lower-priced Montego brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $83,954 for the year ended December 31, 2021 compared to $88,724 for the year ended December 31, 2020. The $4,770 (5.4%) decline is primarily due to declines in professional fees and expenses associated with Colorado’s minimum price legislation partially offset by higher sales and marketing expenses related to the return to pre-pandemic business activities. Tobacco product liability legal expenses, including settlements and judgments, were $6,436 and $6,476 for the years ended December 31, 2021 and 2020, respectively.

Tobacco operating income. Tobacco operating income was $360,317 for the year ended December 31, 2021 compared to $319,536 for the year ended December 31, 2020. The increase of $40,781 (12.8%) was primarily attributable to higher gross profit margins, as discussed above, and declines in operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $18,203 and $24,181 for the years ended December 31, 2021 and 2020, respectively. Real Estate revenues declined by $5,978 (24.7%), which was primarily related to the absence of the $20,500 sale of an investment in real estate located in Sagaponack, NY in the prior period, offset by the $12,850 sale of investments in real estate in the current period.
Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2021	2020
Real Estate Revenues:
Revenues from investments in real estate	12,850	20,500
Sales on facilities primarily from Escena	5,353	3,681
Total real estate revenues	$18,203	$24,181

Real Estate Cost of Sales:
Cost of sales from investments in real estate	7,508	20,488
Cost of sales on facilities primarily from Escena	4,019	3,210
Total real estate cost of sales	$11,527	$23,698
Real Estate cost of sales. Real Estate cost of sales were $11,527 and $23,698 for the years ended December 31, 2021 and 2020, respectively. Real Estate cost of sales declined by $12,171, primarily related to the absence of the $20,488 cost of sales of an investment in real estate located in Sagaponack, NY in the prior period, offset by the $7,508 cost of sales of investments in real estate in the current period.
Real Estate expenses. Real Estate expenses were $2,610 and $1,093 for the years ended December 31, 2021 and 2020, respectively.
Real Estate operating income (loss). The Real Estate segment had operating income of $4,066 for the year ended December 31, 2021 and operating loss of $610 for the year ended December 31, 2020.
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $43,944 for the year ended December 31, 2021 compared to $24,498 for the same period in 2020. The increase of $19,446 was primarily due to transaction charges of $10,468 and accelerated stock compensation of $4,317 related to the Spin-off for the year ended December 31, 2021.

2020 Compared to 2019
Revenues. Total revenues were $1,228,682 for the year ended December 31, 2020 compared to $1,119,603 for the year ended December 31, 2019. The $109,079 (9.7%) increase in revenues was due to a $89,661 increase in Tobacco revenues related to an increase in both unit volume and net pricing and a $19,418 increase in Real Estate revenues, primarily related to the $20,500 sale of an investment in real estate located in Sagaponack, NY.
Cost of sales. Total cost of sales was $819,602 for the year ended December 31, 2020 compared to $774,885 for the year ended December 31, 2019. The $44,717 (5.8%) increase in cost of sales was due to a $24,774 increase in Tobacco cost of sales related to increased sales volume and higher MSA expense and a $19,943 increase in Real Estate cost of sales, which was primarily an investment in real estate located in Sagaponack, NY.
Expenses. Operating expenses were $114,652 for the year ended December 31, 2020 compared to $110,103 for the year ended December 31, 2019. The $4,549 (4.1%) increase was due to a $6,981 increase in Tobacco expenses and a $635 increase in Real Estate expenses for the year ended December 31, 2020. This was offset by a $3,067 decline in Corporate and Other expense, including gain on sale of assets of $2,283.

Operating income. Operating income was $294,428 for the year ended December 31, 2020 compared to $234,615 for the year ended December 31, 2019, an increase of $59,813 (25.5%). Tobacco operating income increased by $57,906 and Corporate and Other operating loss declined by $3,067, while Real Estate operating income declined by $1,160.
Other expenses. Other expenses were $113,385 and $109,600 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, other expenses primarily consisted of interest expense of $121,278, equity in losses from real estate ventures of $44,728, and other expenses of $8,646. This was offset by equity in earnings from investments of $56,268 and income of $4,999 from changes in the fair value of derivatives embedded within convertible debt. For the year ended December 31, 2019, other expenses primarily consisted of interest expense of $137,543, loss on extinguishment of debt of $4,301 and equity in losses from real estate ventures of $27,760. This was offset by income of $26,425 from changes in fair value of derivatives embedded within convertible debt, equity in earnings from investments of $17,000 and other income of $16,579.
Income before provision for income taxes. Income before income taxes was $181,043 and $125,015 for the years ended December 31, 2020, and 2019, respectively.
Income tax expense. Income tax expense was $54,121 for the year ended December 31, 2020 compared to $31,085 for the year ended December 31, 2019. Our income tax rates for the years ended December 31, 2020 and 2019 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, changes in valuation allowances, and excess tax benefits on stock-based compensation.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s by $0.13 per pack in November 2020, $0.11 per pack in June 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, and $0.11 per pack in February 2019. Liggett also increased the list price of Pyramid, Liggett Select, Eve and Grand Prix by $0.13 per pack in November 2020, $0.11 per pack in June 2020, $0.08 per pack in February 2020, $0.08 per pack in October 2019, $0.06 per pack in June 2019, and $0.11 per pack in February 2019.
All of our Tobacco sales were in the discount category in 2020 and 2019. For the year ended December 31, 2020, Tobacco revenues were $1,204,501 compared to $1,114,840 for the year ended December 31, 2019. Revenues increased by $89,661 (8.0%) due to increases in unit sales volume and the average selling price of our brands for the year ended December 31, 2020. The higher selling prices resulted in a favorable price variance of $65,348 and the increase in sales volume (195.6 million units) resulted in a favorable variance of $24,313. We believe a competitor’s announcement of a price increase in December 2020, as well as the prospect of increased restrictions and lockdowns associated with the COVID-19 pandemic, resulted in increased fourth quarter sales volumes and elevated wholesale inventories as of December 31, 2020.
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
The Tobacco segment’s MSA expense is included in cost of sales. Under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. cigarette market exceeds 1.92%. The calculation of this benefit from the MSA is an estimate based on taxable unit shipments of cigarettes in the U.S. As of December 31, 2020, we estimated taxable shipments in the U.S. increased by approximately 1.0% in 2020. In 2020, our annual MSA liability changed by approximately $1,700 for each percentage change in the estimated shipment volumes in the U.S. market. For the year ended December 31, 2020, the estimated increase in taxable shipments in conjunction with the annual MSA inflation adjustment increased the value of Liggett’s market share exemption compared to the prior year end and, thus, decreased cost of sales by $7,731. Similar to some other consumer product categories, cigarette industry volumes outperformed recent historical trends and benefited from increased consumer demand related to changes in underlying cigarette purchasing and consumption patterns associated with the pandemic.
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
Real Estate.
Real Estate revenues. Real Estate revenues were $24,181 and $4,763 for the years ended December 31, 2020 and 2019, respectively. Real Estate revenues increased by $19,418, which was primarily related to the $20,500 sale of an investment in real estate located in Sagaponack, NY.

Real Estate revenues and cost of sales were as follows:

	Year Ended December 31,
	2020	2019
Real Estate Revenues:
Revenues from investments in real estate	$20,500	$—
Sales on facilities primarily from Escena	3,681	4,763
Total real estate revenues	$24,181	$4,763

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$20,488	$—
Cost of sales on facilities primarily from Escena	3,210	3,755
Total real estate cost of sales	$23,698	$3,755
Real Estate cost of sales. Real Estate cost of sales were $23,698 and $3,755 for the years ended December 31, 2020 and 2019, respectively. Real Estate cost of sales increased by $19,943, primarily related to $20,488 from the sale of an investment in real estate located in Sagaponack, NY.
Real Estate expenses. Real Estate expenses were $1,093 and $458 for the years ended December 31, 2020 and 2019, respectively.
Real Estate operating (loss) income. The Real Estate segment had operating loss of $610 for the year ended December 31, 2020 and operating income of $550 for the year ended December 31, 2019. The Real Estate segment’s operating loss was primarily related to declines in operations at the Escena facility.

Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $24,498 for the year ended December 31, 2020 compared to $27,565 for the same period in 2019. The decline of $3,067 was primarily due to the $2,283 gain on the sale of assets and decreased administrative costs related to professional fees and travel expenses for the year ended December 31, 2020.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of December 31, 2021:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2021	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Escena, net	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$(1,826)	$10,924	$9,098	—	450	Acres			667 450	R Lots H	N/A	N/A
Townhome A (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	100%	22	(22)	—	—	6,169	SF			1	R	N/A	Completed
Investments in real estate, net				$(1,804)	$10,902	$9,098	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	6,819	(4,414)	2,405	—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,485)	6,485	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	17,188	(17,188)	—	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	19.6%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	6,144	(5,588)	556	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	402	(11)	391	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(3,791)	5,354	—	100,000	SF	150,000		177	R	May 2017	Completed
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	(416)	416	—	—	5,200	SF	—	0	4	R	September 2019	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(2,808)	7,884	—	8,741	SF	76,919	SF	15	R	July 2021	May 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	1,209	19,307	—	472,000	SF	15,000	SF	291	R	April 2020	February 2024
9 DeKalb Avenue	Brooklyn, NY	April 2019	4.2%	5,000	1,065	6,065	—	450,000	SF	120,000	SF	540	R	March 2019	February 2023
Natura	Miami, FL	December 2019	77.8%	7,354	5,036	12,390	—	460,000	SF	—		460	R	December 2019	November 2022
Townhome B (11 Beach Street)	TriBeCa, Manhattan, NY	November 2020	46.7%	(594)	594	—	—	4,752	SF	—		1	R	N/A	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(125)	3,984	—	58,000	SF	—		15	R	October 2020	August 2022
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	50.0%	1,882	37	1,919	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	89.1%	19,500	384	19,884	—	320,000	SF	8,000	SF	472	R	May 2022	July 2024
Condominium and Mixed Use Development				$114,465	$(34,326)	$80,139	$—

Maryland Portfolio	Primarily Baltimore County, MD	July 2012	7.6%	(17,583)	17,583	—	—	N/A		N/A		245	R	N/A	N/A
Riverchase Landing	Hoover, AL	October 2021	50.0%	11,900	—	11,900	—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$(5,683)	$17,583	$11,900	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(7,626)	$1,056	—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street (4)	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,533)	1,533	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,526)	1,522	—	52	Acres	—		101	H	N/A	N/A
Parker New York (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(421)	579	—	470,000	SF	—		587 99	H R	May 2020	December 2022
Hotels				$14,197	$(11,040)	$3,157	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$4,200	$(4,200)	$—	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	4,163	3,127	7,290	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$8,363	$(1,073)	$7,290	$—

Witkoff GP Partners (3)	Multiple	March 2017	15.0%	$11,154	$(9,620)	$1,534	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	516	526	1,042	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(2,736)	$5,312	$2,576	$—

Investment in real estate ventures				$128,606	$(23,544)	$105,062	$—

Total Carrying Value				$126,802	$(12,642)	$114,160	$—

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
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of December 31, 2021 were $8,658. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the year ended December 31, 2021, New Valley capitalized $2,669 of interest costs and utilized (reversed) $1,489 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources
Cash and cash equivalents from continuing and discontinued operations declined by $170,828, $13,799 and $212,253 in 2021, 2020 and 2019, respectively.
Cash provided by continuing and discontinued operations was $255,219, $267,547 and $124,071 in 2021, 2020 and 2019, respectively. The decline of cash provided by continuing and discontinued operations in 2021 compared to 2020 related primarily to increased MSA payments in 2021 in connection with tax planning strategies, increased income tax payments in 2021, the payment of a redemption premium in 2021 to retire our 6.125% Senior Secured Notes due 2025 and the absence of distributions from long-term investments, which were associated with the sale of LTS in 2020. These items were partially offset by an increase in operating income in 2021 from 2020. The increase in 2020 compared to 2019 related primarily to an increase in operating income, increased distributions from long-term investments, which were associated with the sale of LTS, and the proceeds from the sale of an investment in real estate located in Sagaponack, NY and, in connection with tax planning strategies, a deferral of a portion our MSA payments from 2020 to 2021.
Cash used in investing activities from continuing and discontinued operations was $61,970 and $23,099 in 2021 and 2019, respectively, and cash provided by investing activities from continuing and discontinued operations was $7,341 in 2020. Our investment philosophy is to maximize return on investments using a reasonable expectation for return. For example, we expect our investment returns to exceed the comparable return on cash or short-term U.S. Treasury Bills when investing in equity and debt securities and to exceed our weighted-average cost of capital when investing in non-consolidated real estate businesses and making capital expenditures. In 2021, cash used in investing activities from continuing operations comprised the purchase of investment securities of $124,080, investments in real estate ventures of $49,463, capital expenditures of $13,506, the purchase of long-term investments of $14,316, an increase in the cash surrender value of corporate-owned life insurance policies of $1,219, the purchase of subsidiaries of $500, and an increase in restricted assets of $5. These items were offset by maturities of investment securities of $71,505, sale of investment securities of $45,627, distributions from investments in real estate ventures of $11,936, proceeds from the sale or liquidation of long-term investments of $11,509, pay downs of investment securities of $525, and proceeds from the sale of fixed assets of $17. In 2020, cash provided by investing activities from continuing operations comprised the maturities of investment securities of $61,230, proceeds from the sale or liquidation of long-term investments of $32,572, the sale of investment securities of $30,458, distributions from investments in real estate ventures of $18,818, the proceeds from the sale of fixed assets of $5,162, cash acquired in purchase of subsidiary of $2,760, pay downs of investment securities of $812, and the decrease in restricted assets of $436. These items were offset by the purchase of investment securities of $99,871, capital expenditures of $19,063, investments in real estate ventures of $14,922, the purchase of long-term investments of $9,687, purchase of subsidiaries of $722, and an increase in the cash surrender value of corporate-owned life insurance policies of $642. In 2019, cash used in investing activities from continuing operations comprised the purchase of investment securities of $87,766, investments in real estate ventures of $52,529, capital expenditures of $12,575, the purchase of long-term investments of $9,223, investments in real estate, net of $2,295, an increase in the cash surrender value of corporate-owned life insurance policies of $719, and the purchase of subsidiaries of $380. These items were offset by maturities of investment securities of $68,859, distributions from investments in real estate ventures of $41,300, the sale of investment securities of $21,879, proceeds from the sale or liquidation of long-term investments of $8,256, pay downs of investment securities of $1,083, a decrease in restricted assets of $994, and the proceeds from the sale of fixed assets of $17.
Cash used in financing activities from continuing and discontinued operations was $364,077, $288,687 and $313,225 in 2021, 2020, and 2019, respectively. In 2021, cash used in financing activities from continuing and discontinued operations comprised repayments of debt of $862,973, dividends and distributions on common stock of $131,798, tax withholdings related to net share settlements of stock option exercise of $13,145, payment of deferred financing costs of $20,109, cash distributed in the Spin-off of $212,571, and other of $130. These items were offset by proceeds from debt issuance of $875,000, contributions from non-controlling interest of $1,625, and net borrowings of debt under the Liggett Credit Agreement described below of $24. In 2020, cash used in financing activities from continuing operations comprised repayments of debt of $174,989, dividends and distributions on common stock of $128,231, net repayments of debt under the Liggett Credit Agreement of $34,952, tax withholdings related to net share settlements of stock option exercise of $2,630, and distributions to non-controlling interest of $448. These items were offset by proceeds from the issuance of common stock of $52,563. In 2019, cash used in financing activities from continuing operations comprised repayments of debt of $293,419, dividends and distributions on common stock of $238,249, payment of deferred financing costs of $9,802, tax withholdings related to net share settlements of stock option exercise of $5,415, distributions to non-controlling interest of $286 and other of $216. These factors were offset by proceeds of debt issuance of $230,000 associated with the issuance of an additional amount of our 10.5% Senior Notes due 2026 in November 2019, and net borrowings of debt under the Liggett Credit Agreement described below of $4,162.
We have significant liquidity commitments in 2022 at the corporate level (not including our tobacco and real estate operations) that require the use of existing cash resources. These include cash interest expense of approximately $108,600, dividends on our outstanding common shares of approximately $127,500, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and taxes.

In order to meet these liquidity requirements as well as other liquidity needs in the normal course of business, we have in the past used cash flows from operations as well as existing cash and cash equivalents, which have, in the past, been generated from operations, monetization of investments and proceeds from debt issuances. Should these resources be insufficient to meet upcoming liquidity needs, we may also liquidate investment securities and other long-term investments, or, if available, draw on Liggett’s credit facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful. As of December 31, 2021, we had cash and cash equivalents of $193,411 (including $14,899 of cash at Liggett), and investment securities, carried at $178,776 (see Note 7 to our consolidated financial statements). As of December 31, 2021, our investments in real estate ventures were carried at $105,062 and our investments in real estate, net were carried at $9,098.
Limitation of interest expense deductible for income taxes.  Since 2018, the amount of interest expense that is deductible in the computation of income tax liability has been limited to a percentage of adjusted taxable income, as defined by applicable law. In 2019 and 2020, the amount of deductible interest expense was limited to 50% of taxable income before interest, depreciation and amortization and, in 2021, the amount will be limited to 30% of taxable income before interest, depreciation and amortization. Beginning in 2022, the amount is limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. As a result of interest expense that is allocated to our real estate businesses (from the holding company) not being subject to the limitation, all of our interest expense to date has been tax deductible; however, after the Spin-off, the allocation of interest expense to our real estate business will decline. Without the benefit of such an excepted trade or business, a portion of our interest expense in future years may not be deductible, which may increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt.
Tobacco Litigation. As of December 31, 2021, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, approximately 28 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In addition, Liggett may be required to make additional payments to Mississippi which could have a material adverse effect on our consolidated financial position, results of operations and cash flows. See Recent Developments in Litigation.
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
Vector.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the year ended December 31, 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before the final stated maturity date of our 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date. Prior to February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at any time at a make-whole redemption price. On or after February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to February 1, 2024, we may redeem up to 40% of the aggregate outstanding amount of the 5.75% Senior Secured Notes with the net proceeds of certain equity offerings at 105.75% of the aggregate principal amount of the 5.75% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 5.75% Senior Secured Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture governing the 5.75% Senior Secured Notes (the “2029 Indenture”), each holder of the 5.75% Senior Secured Notes may require us to repurchase some or all of its 5.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2029 Indenture, we must offer to repurchase the 5.75% Senior Secured Notes at the prices listed in the 2029 Indenture.
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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of December 31, 2021.

Covenant	Indenture Requirement	December 31, 2021
Consolidated EBITDA, as defined	$75,000	$407,165
Leverage ratio, as defined	<3.0 to 1	2.50 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.17 to 1
As of December 31, 2021, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. Prior to November 1, 2021, we may redeem some or all of the 10.5% Senior Notes at any time at a make-whole redemption price. On or after November 1, 2021, we may redeem some or all of the 10.5% Senior Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to November 1, 2021, we may redeem up to 40% of the aggregate outstanding amount of the 10.5% Senior Notes with the net proceeds of certain equity offerings at 110.5% of the aggregate principal amount of the 10.5% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 10.5% Senior Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture governing the 10.5% Senior Notes (the “2026 Indenture”), each holder of the 10.5% Senior Notes may require us to make an offer to repurchase some or all of our 10.5% Senior Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sells certain assets and does not apply the proceeds as required pursuant to the 2026 Indenture, we must offer to repurchase the 10.5% Senior Notes at the prices listed in the 2026 Indenture.

The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, and, prior to the Spin-off, by DER Holdings LLC, through which we indirectly owned a 100% interest in Douglas Elliman as of December 31, 2021. In connection with the Spin-off, the guarantee by DER Holdings LLC was released. DER Holdings LLC did not guarantee our 5.75% Senior Secured Notes.
The 2026 Indenture contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by us, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the 2026 Indenture) to exceed 3.75 to 1.0, unless the 10.5% Senior Notes are secured on an equal and ratable basis. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of December 31, 2021.

Covenant	Indenture Requirement	December 31, 2021
Fixed charge coverage ratio, as defined	>2.0 to 1	3.18 to 1
Net leverage ratio, as defined	<4.0 to 1	2.59 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.46 to 1
As of December 31, 2021, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheets as of December 31, 2021 and the related Condensed Consolidating Statements of Operations for the year ended December 31, 2021 of the Issuer, Subsidiary Guarantors and the Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of December 31, 2021 and December 31, 2020 and the related Summarized Combined Statements of Operations for the year ended December 31, 2021 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	December 31, 2021	December 31, 2020
Assets:
Current assets	$487,797	$515,082
Current assets of discontinued operations	—	—
Noncurrent assets	274,292	264,041
Noncurrent assets of discontinued operations	—	—
Intercompany receivables from Nonguarantor Subsidiaries	1,832	2,040

Liabilities:
Current liabilities	194,097	180,406
Current liabilities of discontinued operations	—	12,719
Noncurrent liabilities	1,536,792	1,508,793
Noncurrent liabilities of discontinued operations	—	12,500

Summarized Combined Statements of Operations:

Year Ended
December 31,
2021
Revenues	$1,202,557
Cost of sales	758,015
Operating income	316,615
Net income from continuing operations	137,891
Liggett Financing.  Liggett did not enter into any equipment financing arrangements in 2021, 2020 and 2019.
Liggett Credit Facility. In January 2015, Liggett and Maple, entered into the Credit Agreement with Wells Fargo, as agent and lender.
On October 31, 2019, Liggett and Maple amended the Credit Agreement to, among other things, update the borrowing base to adjust the advance rates in respect of eligible inventory and add certain eligible real property. On March 22, 2021, Liggett, Maple and Vector Tobacco entered into Amendment No. 4 and Joinder to the Credit Agreement with Wells Fargo. The Credit Agreement was amended to, among other things, (i) add Vector Tobacco as a borrower under the Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000.
Since October 31, 2019, all borrowings under the Credit Agreement have been limited to a borrowing base equal to the sum of (I) the lesser of 85% of eligible trade receivables less certain reserves and $15,000; plus (II) 80% of the value of eligible inventory consisting of packaged cigarettes; plus (III) the designated percentage of the value of eligible inventory consisting of leaf tobacco (i.e., 65% of Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves or 85% of the net orderly liquidation value of eligible inventory); plus (IV) the lesser of (a) the real property subline amount or (b) 60% of the fair market value of eligible real property. The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.

The term of the Credit Agreement expires on March 22, 2026. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2021 was 2.35%. The Credit Agreement, as amended, permitted the guaranty of the 6.125% Senior Secured Notes due 2025, and permits the guaranty of the 5.75% Senior Secured Notes and the 10.5% Senior Notes, by each of Liggett, Maple and Vector Tobacco. Wells Fargo, Liggett, Maple, Vector Tobacco and the collateral agent for the holders of the 5.75% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s, Vector Tobacco’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Agreement also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $150,000 if Liggett’s excess availability, as defined under the Credit Agreement, is less than $30,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. Liggett was in compliance with these covenants as of December 31, 2021.
As of December 31, 2021, there was $24 in outstanding balance under the Credit Agreement. Availability, as determined under the Credit Agreement, was $80,771 based on eligible collateral at December 31, 2021.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2021, we and our subsidiaries had total outstanding indebtedness of $1,430,120. Of this amount $875,000 comprised of the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $193,400, investment securities at fair value of approximately $178,800 and availability under Liggett’s credit facility of approximately $81,000 as of December 31, 2021. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
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
The total amount of unrecognized tax benefits was $1,653 as of January 1, 2021 and increased $556 during the year ended December 31, 2021, primarily due to accruals for state tax audits offset by the expiration of various state statutes of limitations and settlements. The total amount of unrecognized tax benefits was $1,647 as of January 1, 2020 and increased $6 during the year ended December 31, 2020, primarily due to accruals for state tax audits offset by the expiration of various state statutes of limitations.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. In addition, in connection with the Spin-off, we agreed to indemnify Douglas Elliman for losses arising out of Vector’s business or incurred in our provision of services to Douglas Elliman under the Transition Services Agreement. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2021, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2021, we had an outstanding $1,438 letter of credit, which has been issued as security deposit for a lease of office space.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not in excess of anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2021, Liggett had tobacco purchase commitments of approximately $13,289. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2022.
Future machinery and equipment purchase commitments at Liggett were $890 at December 31, 2021.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2021, there was an outstanding balance of $24 on the Liggett Credit Facility which also has variable interest rates. As of December 31, 2021, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $0.
We held debt securities available for sale totaling $103,906 as of December 31, 2021. See Note 7 to our consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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
Equity Security Price Risk
As of December 31, 2021, we held various investments in equity securities with a total fair value of $74,870, of which $42,781 represents equity securities at fair value and $32,089 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 7 to our consolidated financial statements for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of December 31, 2021, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $7,487.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated March 2, 2022, are set forth beginning on page F-1 of this report.

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
In connection with the preparation of this Form 10-K, the Company carried out an evaluation under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2021, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective as of December 31, 2021.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 2, 2022, expressed an unqualified opinion on those financial statements.
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

March 2, 2022

ITEM 9B.OTHER INFORMATION
None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Delinquent Section 16(a) Reports.” See Item 5 of this report for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2021 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2021, dated March 2, 2022 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-70
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

* 2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 in Vector’s Form 8-K dated January 4, 2022).

* 2.2	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 in Vector’s Form 8-K dated December 21, 2021).

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector Group”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).

* 3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2014).

* 3.5	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated March 5, 2020).

* 4.1	Indenture, dated as of January 28, 2021, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of Vector’s Form 8-K dated January 28, 2021).

* 4.2	Pledge Agreement, dated as of January 28, 2021, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 of Vector’s Form 8-K dated January 28, 2021).

* 4.3	Security Agreement, dated as of January 28, 2021, between Vector Tobacco and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 of Vector’s Form 8-K dated January 28, 2021).

EXHIBIT NO.	DESCRIPTION

* 4.4	Security Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 of Vector’s Form 8-K dated January 28, 2021).

* 4.5	Second Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 of Vector’s Form 8-K dated January 28, 2021).

* 4.6	Indenture, dated as of November 2, 2018, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vector’s Form 8-K dated November 2, 2018).

* 4.7	First Supplemental Indenture, dated as of November 18, 2019, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 18, 2019).

*4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 in Vector’s Form 10-K for the year ended December 31, 2019).

* 10.1	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

* 10.2	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

* 10.3	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

* 10.4	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

* 10.5	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.6	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).

* 10.7	Term Sheet agreed to by Liggett, certain other Participating Manufacturers, 18 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s (Commission File Number 1-32258) Form 8-K, dated March 12, 2013).

EXHIBIT NO.	DESCRIPTION
* 10.8
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions (incorporated by reference to Exhibit 10.18 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.9	Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions (incorporated by reference to Exhibit 10.19 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.10	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.11	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated December 21, 2021).

* 10.12	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.13	Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K/A dated February 21, 2012).

*10.14	Amendment to the Employment Agreement dated January 15, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2021).

* 10.15	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated December 21, 2021).

* 10.16	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

*10.17	Restricted Share Award Agreement, dated as of May 29, 2018, between Vector Group Ltd. and Marc N. Bell (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q dated June 30, 2018).

* 10.18	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Marc N. Bell (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated December 21, 2021).

* 10.19	Letter Agreement, dated as of February 18, 2020, by and among Ronald J. Bernstein, Liggett Vector Brands LLC, Vector Group Ltd. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-k dated February 18, 2020).

* 10.20	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.21	Amendment to Employment Agreement, dated as of February 29, 2016, by and between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 29, 2016).

* 10.22	Second Amendment to Employment Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated December 21, 2021).

EXHIBIT NO.	DESCRIPTION

* 10.23	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated December 21, 2021).

* 10.24	Employment Agreement, dated as of March 6, 2020, by and between Liggett Vector Brands LLC and Nicholas P. Anson (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K for the period ending December 31, 2021).

* 10.25	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix B in Vector’s Proxy Statement dated April 21, 2004).

* 10.26	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

* 10.27	Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of Vector’s Form 10-Q for the period ending June 30, 2021).

* 10.28	Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of Vector’s Form 10-Q for the period ending June 30, 2021).

* 10.29	Performance-based Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 10-Q for the period ending June 30, 2021).

* 10.30	Form of 1999 Amended and Restated Incentive Plan Option Agreement to Named Executive Officers (incorporated by reference to Exhibit 10.21 of Vector’s Form 10-K dated December 31, 2017).

* 10.31	Form of 2014 Management Incentive Plan Option Award to Named Executive Officers (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K dated December 31, 2017).

*10.32	Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of November 10, 2015 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated November 10, 2015).

* 10.33	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.34	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

* 10.35	First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

* 10.36	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.32 of Vector’s Form 10-K dated December 31, 2017).

* 10.37	Vector Group Ltd. Equity Retention and Hedging Policy (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated January 15, 2013).

EXHIBIT NO.	DESCRIPTION
* 10.38	Vector Group Ltd. Stock Ownership Guidelines (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated March 10, 2014).

* 10.39	Vector Group Ltd. Executive Compensation Clawback Policy (incorporated by reference to Exhibit 10.2 of Vector’s Form 8-K dated March 10, 2014).

* 10.40	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, and, upon its accession thereto pursuant to Amendment No. 4 and Joinder, Vector Tobacco Inc., the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, and Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement, dated as of March 22, 2021 (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated March 22, 2021).

* 10.41	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated December 21, 2021).

* 10.42	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated December 21, 2021).

* 10.43	Form of Aircraft Lease Agreement (incorporated by reference to Exhibit 10.8 in Vector’s Form 8-K dated December 21, 2021).

21.1	Subsidiaries of Vector.

22.1	List of Subsidiary Guarantors.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.
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

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	March 2, 2022
POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2022.

SIGNATURE	TITLE

/s/ Howard M. Lorber	President and Chief Executive Officer (Principal Executive Officer)
Howard M. Lorber

/s/ J. Bryant Kirkland III	Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
J. Bryant Kirkland III

/s/ Bennett S. LeBow	Director
Bennett S. LeBow

/s/ Stanley S. Arkin	Director
Stanley S. Arkin

/s/ Henry C. Beinstein	Director
Henry C. Beinstein

/s/ Ronald J. Bernstein	Director
Ronald J. Bernstein

/s/ Paul V. Carlucci	Director
Paul V. Carlucci

/s/ Richard J. Lampen	Director
Richard J. Lampen

/s/ Jean E. Sharpe	Director
Jean E. Sharpe

/s/ Barry Watkins	Director
Barry Watkins

/s/ Wilson L. White	Director
Wilson L. White

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ deficiency, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Contingencies: Tobacco-Related Litigation—Refer to Note 15 to the consolidated financial statements
Critical Audit Matter Description
The Company’s wholly owned subsidiary Liggett Group LLC (“Liggett”) is subject to litigation related to tobacco product liability. Legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and the Company. The Company records provisions for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. While it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco related cases or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco related cases. Therefore, management has not provided any amounts in the financial statements for unfavorable outcomes. Total tobacco-related litigation accruals were $21.6 million at December 31, 2021.
Given the subjectivity of estimating the projected liability of reported and unreported claims and assessing the probability of the outcome, performing audit procedures to evaluate whether tobacco product liabilities were appropriately recorded as of December 31, 2021 required a high level of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of whether tobacco product liabilities were appropriately recorded included the following, among others:
–We tested the effectiveness of controls relating to the determination of tobacco product liability contingencies.
–We evaluated the provisions for tobacco litigation by:
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

/s/ Deloitte & Touche LLP

Miami, Florida

March 2, 2022
We have served as the Company’s auditor since 2015.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$193,411	$258,421
Investment securities at fair value	146,687	135,585
Accounts receivable - trade, net	16,067	16,334
Inventories	94,615	97,545
Income taxes receivable, net	10,948	—
Other current assets	10,075	7,653
Current assets of discontinued operations	—	148,365
Total current assets	471,803	663,903
Property, plant and equipment, net	36,883	35,285
Investments in real estate, net	9,098	15,631
Long-term investments (includes $32,089 and $33,981 at fair value)	53,073	52,291
Investments in real estate ventures	105,062	85,400
Operating lease right-of-use assets	10,972	12,253
Intangible assets	107,511	107,511
Other assets	76,685	65,518
Long-term assets of discontinued operations	—	305,617
Total assets	$871,087	$1,343,409
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$79	$57
Current payments due under the Master Settlement Agreement	11,886	38,767
Current operating lease liability	3,838	3,454
Income taxes payable, net	—	5,830
Other current liabilities	149,487	135,558
Current liabilities of discontinued operations	—	99,649
Total current liabilities	165,290	283,315
Notes payable, long-term debt and other obligations, less current portion	1,398,591	1,380,809
Non-current employee benefits	68,970	66,616
Deferred income taxes, net	34,768	18,944
Non-current operating lease liability	8,853	10,903
Payments due under the Master Settlement Agreement	13,224	17,933
Other liabilities	22,944	20,464
Long-term liabilities of discontinued operations	—	204,112
Total liabilities	1,712,640	2,003,096
Commitments and contingencies (Notes 5 and 15)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 153,959,427 and 153,324,629 shares issued and outstanding	15,396	15,332
Additional paid-in capital	11,172	—
Accumulated deficit	(852,398)	(653,945)
Accumulated other comprehensive loss	(15,723)	(21,074)
Total Vector Group Ltd. stockholders' deficiency	(841,553)	(659,687)
Total liabilities and stockholders' deficiency	$871,087	$1,343,409

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,202,497	$1,204,501	$1,114,840
Real estate	18,203	24,181	4,763
Total revenues	1,220,700	1,228,682	1,119,603

Expenses:
Cost of sales:
Tobacco*	758,015	795,904	771,130
Real estate	11,527	23,698	3,755
Total cost of sales	769,542	819,602	774,885

Operating, selling, administrative and general expenses	131,418	116,598	109,113
Litigation settlement and judgment expense	211	337	990
Net gains on sales of assets	(910)	(2,283)	—
Operating income	320,439	294,428	234,615

Other income (expenses):
Interest expense	(112,728)	(121,278)	(137,543)
Loss on extinguishment of debt	(21,362)	—	(4,301)
Change in fair value of derivatives embedded within convertible debt	—	4,999	26,425
Equity in earnings from investments	2,675	56,268	17,000
Equity in earnings (losses) from real estate ventures	10,250	(44,728)	(27,760)
Other, net	10,687	(8,646)	16,579
Income before provision for income taxes	209,961	181,043	125,015
Income tax expense	62,807	54,121	31,085
Income from continuing operations	147,154	126,922	93,930
Income (loss) from discontinued operations, net of income taxes	72,119	(33,984)	7,085
Net income	219,273	92,938	101,015

Net (income) from continuing operations attributed to non-controlling interest	—	—	(41)
Net loss from discontinued operations attributed to non-controlling interest	190	—	—
Net loss (income) attributed to non-controlling interest	190	—	(41)

Net income attributed to Vector Group Ltd. from continuing operations	147,154	126,922	93,889
Net income (loss) attributed to Vector Group Ltd. from discontinued operations	72,309	(33,984)	7,085
Net income attributed to Vector Group Ltd.	$219,463	$92,938	$100,974

Per basic common share:

Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.94	$0.83	$0.59
Net income (loss) from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.46	(0.23)	0.05
Net income applicable to common shares attributed to Vector Group Ltd.	$1.40	$0.60	$0.64

Per diluted common share:

Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.94	$0.83	$0.58
Net income (loss) from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.46	(0.23)	0.05
Net income applicable to common shares attributed to Vector Group Ltd.	$1.40	$0.60	$0.63
_____________________________
*    Revenues and cost of sales include federal excise taxes of $434,695, $461,532 and $451,256 for the years ended December 31, 2021, 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Net income	$219,273	$92,938	$101,015

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized (losses) gains	(747)	(454)	681
Net unrealized losses (gains) reclassified into net income	232	306	(118)
Net unrealized (losses) gains on investment securities available for sale	(515)	(148)	563

Net change in pension-related amounts:
Amortization of prior service costs	(44)	4	(33)
Effect of settlement	—	1,805	—
Net gain (loss) arising during the year	5,967	(2,503)	1,454
Amortization of loss	1,921	1,847	1,961
Net change in pension-related amounts	7,844	1,153	3,382

Other comprehensive income	7,329	1,005	3,945

Income tax effect on:
Change in net unrealized (losses) gains on investment securities	202	123	(187)
Net unrealized losses (gains) reclassified into net income on investment securities	(63)	(83)	32
Pension-related amounts	(2,117)	(311)	(919)
Income tax provision on other comprehensive income	(1,978)	(271)	(1,074)

Other comprehensive income, net of tax from continuing operations	5,351	734	2,871
Other comprehensive income, net of tax from discontinued operations	—	—	—
Other comprehensive income, net of tax	5,351	734	2,871

Comprehensive income	224,624	93,672	103,886

Comprehensive loss (income) attributed to non-controlling interest	190	—	(41)
Comprehensive income attributed to Vector Group Ltd.	$224,814	$93,672	$103,845

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2019	140,914,642	$14,092	$—	$(542,169)	$(19,982)	$693	$(547,366)
Impact of adoption of new accounting standards				3,147	(4,697)	—	(1,550)
Net income	—	—	—	100,974	—	41	101,015
Total other comprehensive income	—	—	—	—	2,871	—	2,871
Total comprehensive income	—	—	—	—	—		103,886
Distributions and dividends on common stock ($1.54 per share)	—	—	(4,041)	(233,298)	—	—	(237,339)
Restricted stock grant	60,000	6	(6)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(221,668)	(22)	(2,152)	—	—	—	(2,174)
Surrender of shares in connection with restricted stock vesting and stock option exercise	(1,529,512)	(153)	(18,905)	—	—	—	(19,058)
Effect of stock dividend	7,037,087	703	—	(703)	—	—	—
Exercise of stock options	1,824,351	182	15,635	—	—	—	15,817
Stock-based compensation	—	—	9,469	—	—	—	9,469
Basis adjustment on non-controlling interest	—	—	—	(6,415)	—	—	(6,415)
Distributions to non-controlling interest	—	—	—	—	—	(286)	(286)
Balance, December 31, 2019	148,084,900	14,808	—	(678,464)	(21,808)	448	(685,016)
Impact of adoption of new accounting standards	—	—	—	(2,263)	—	—	(2,263)
Net income	—	—	—	92,938	—	—	92,938
Total other comprehensive income	—	—	—	—	734	—	734
Total comprehensive income	—	—	—	—	—	—	93,672
Distributions and dividends on common stock ($0.80 per share)	—	—	(58,892)	(66,236)	—	—	(125,128)
Restricted stock grant	425,000	43	(43)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(216,542)	(22)	(2,164)	—	—	—	(2,186)
Surrender of shares in connection with stock option exercise	(589,256)	(59)	(7,298)	—	—	—	(7,357)
Issuance of common stock	5,000,000	500	52,063	—	—	—	52,563
Exercise of stock options	620,527	62	6,851	—	—	—	6,913
Stock-based compensation	—	—	9,483	—	—	—	9,483
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Other	—	—	—	80	—	—	80
Balance, December 31, 2020	153,324,629	15,332	—	(653,945)	(21,074)	—	(659,687)
Net income	—	—	—	219,463	—	(190)	219,273
Total other comprehensive income	—	—	—	—	5,351	—	5,351
Total comprehensive income	—	—	—	—	—	—	224,624
Distributions and dividends on common stock ($0.80 per share)	—	—	—	(126,371)	—	—	(126,371)
Restricted stock grant	873,500	88	(88)	—	—	—	—
Surrender of shares in connection with restricted stock vesting	(238,702)	(24)	(3,539)	—	—	—	(3,563)
Stock-based compensation	—	—	14,799	—	—	—	14,799
Acquisition of subsidiary	—	—	—	—	—	500	500
Contributions from non-controlling interest	—	—	—	—	—	1,625	1,625
Distribution of Douglas Elliman Inc.	—	—	—	(291,545)	—	(1,935)	(293,480)
Balance, December 31, 2021	153,959,427	$15,396	$11,172	$(852,398)	$(15,723)	$—	$(841,553)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH CASH FLOWS — (Continued)

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$219,273	$92,938	$101,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,334	17,629	17,851
Non-cash stock-based expense	14,799	9,483	9,469
Loss on extinguishment of debt	8,349	—	2,944
Impairments of goodwill and intangible assets	—	58,252	—
Gain on sale of assets	(724)	(1,114)	(42)
Deferred income taxes	14,464	(673)	(11,198)
Distributions from investments	134	54,004	17,940
Equity in earnings from investments	(2,675)	(56,268)	(17,000)
Net gains on investment securities	(9,648)	(1,818)	(7,440)
Equity in (earnings) losses from real estate ventures	(9,972)	44,698	19,288
Distributions from real estate ventures	25,326	1,933	7,028
Non-cash interest expense	4,838	4,331	2,052
Non-cash lease expense	21,941	20,496	21,088
Non-cash portion of restructuring charges	—	1,214	—
Excess tax benefit of stock compensation	—	264	1,488
Provision for credit losses	3,331	14,288	1,206
Other	393	(581)	—
Changes in assets and liabilities:
Receivables	(9,630)	(8,371)	(7,950)
Inventories	2,930	1,217	(7,767)
Accounts payable and accrued liabilities	196	3,237	(3,983)
Payments due under the Master Settlement Agreement	(31,590)	5,309	(1,553)
Investments in real estate, net	5,652	12,449	—
Other assets and liabilities, net	(18,502)	(5,370)	(20,365)
Net cash provided by operating activities	$255,219	$267,547	$124,071

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$45,627	$30,458	$21,879
Maturities of investment securities	71,505	61,230	68,859
Purchase of investment securities	(124,080)	(99,871)	(87,766)
Proceeds from sale or liquidation of long-term investments	11,509	32,572	8,256
Purchase of long-term investments	(14,316)	(9,687)	(9,223)
(Increase) decrease in restricted assets	(5)	436	994
Investments in real estate ventures	(49,463)	(14,922)	(52,529)
Distributions from investments in real estate ventures	11,936	18,818	41,300
Cash acquired in purchase of subsidiaries	—	2,760	—
Proceeds from sale of fixed assets	17	5,162	17
Capital expenditures	(13,506)	(19,063)	(12,575)
Increase in cash surrender value of life insurance policies	(1,219)	(642)	(719)
Purchase of subsidiaries	(500)	(722)	(380)
Pay downs of investment securities	525	812	1,083
Investments in real estate, net	—	—	(2,295)
Net cash (used in) provided by investing activities	(61,970)	7,341	(23,099)
Cash flows from financing activities:
Proceeds from issuance of debt	875,000	—	230,000
Repayments of debt	(862,973)	(174,989)	(293,419)
Deferred financing costs	(20,109)	—	(9,802)
Borrowings under revolver	27,892	130,741	243,688
Repayments on revolver	(27,868)	(165,693)	(239,526)
Dividends and distributions on common stock	(131,798)	(128,231)	(238,249)
Distributions to non-controlling interest	—	(448)	(286)
Contributions from non-controlling interest	1,625	—	—
Proceeds from the issuance of common stock	—	52,563	—
Tax withholdings related to net share settlements	(13,145)	(2,630)	(5,415)
Cash transferred to Douglas Elliman Inc. at spin-off	(212,571)	—	—
Other	(130)	—	(216)
Net cash used in financing activities	(364,077)	(288,687)	(313,225)
Net decrease in cash, cash equivalents and restricted cash	(170,828)	(13,799)	(212,253)
Cash, cash equivalents and restricted cash, beginning of year	365,677	379,476	591,729
Cash, cash equivalents and restricted cash, end of year	$194,849	$365,677	$379,476

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
The Consolidated Financial Statements included in this annual report present the financial position of Vector Group Ltd. as of December 31, 2021 and 2020 and the results of operations of Vector Group Ltd. for the years ended December 31, 2021, 2020 and 2019 giving effect to the spin-off of Douglas Elliman Inc. (“Douglas Elliman”) with the historical financial results of Douglas Elliman reflected as discontinued operations (See Note 6.). The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refer only to Vector Group’s continuing operations and do not include discussion of balances or activity of Douglas Elliman.
The consolidated financial statements of Vector Group Ltd. (the “Company” or “Vector”) include the accounts of Liggett Group LLC (“Liggett”), Vector Tobacco LLC (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. New Valley includes the accounts of other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents is comprised of short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all of the Company’s cash balances at December 31, 2021 are uninsured.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of “Cash, cash equivalents and restricted cash” in the Consolidated Statements of Cash Flows were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Cash and cash equivalents	$193,411	$258,421	$299,856
Restricted cash and cash equivalents included in other assets	1,438	554	552
Cash, cash equivalents and restricted cash of discontinued operations	—	106,702	79,068
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$194,849	$365,677	$379,476
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
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 14% and 12% of Liggett’s revenues in 2021, 18% and 12% in 2020, and 17% and 12% in 2019. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 0% and 2%, respectively, of Liggett’s net accounts receivable at December 31, 2021, and approximately 5% and 4%, respectively, at December 31, 2020. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable - trade, net:
Accounts receivable-trade are recorded net of an allowance for credit losses and cash discounts. The Company estimates the allowance for credit losses based on historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, supportable forecasts of future economic condition, and other factors that may affect our ability to collect from customers. The allowance for credit losses and cash discounts was $326 and $334 at December 31, 2021 and 2020, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(k) Intangible Assets:
Intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually as of December 31 and monitored for interim triggering events on an on-going basis. Our intangible asset associated with the benefit under the Master Settlement Agreement (“MSA”) relates to the market share payment exemption of The Medallion Company Inc. (now known as Vector Tobacco LLC), acquired in April 2002, under the MSA, which states payments under the MSA continue in perpetuity. As a result, the Company believes it will realize the benefit of the exemption for the foreseeable future.
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
Indefinite life intangible assets as of December 31, 2021 and 2020, were $107,511. The Company performed its impairment test for the years ended December 31, 2021, 2020 and 2019 and no impairment was noted.
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
(o) Stock Options and Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options awarded under the 2014 Management Incentive Plan and under the 1999 Plan provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options. The Company recognizes payments of the dividend equivalent rights on these options on the Company’s consolidated balance sheets as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($3,832, $3,684 and $8,967, net of income taxes, for the years ended December 31, 2021, 2020 and 2019, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
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
Tobacco Shipping and Handling Fees and Costs: Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs were $7,006 in 2021, $5,602 in 2020 and $5,802 in 2019. Shipping and handling costs related to sales transactions are part of cost of sales.
Real estate: Revenue from facilities primarily relates to Escena and consists of revenues from food and beverage sales, fees charged for gameplay and the sale of golf related equipment and apparel. Revenue is recognized at the time of sale. See Note 11 for details of the Escena investment.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue from investments in real estate is recognized from land and building sales at the time of the closing of a sale, which is typically when cash is due, the performance obligation is satisfied as the title to and possession of the real estate asset are transferred to the buyer and the Company has no further obligations or involvement in the real estate asset.
(s) Advertising:
Tobacco advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $4,464, $4,103 and $3,751 for the years ended December 31, 2021, 2020 and 2019, respectively.
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Net unrealized gains on investment securities available for sale, net of income taxes of $21, $160, and $200, respectively	$46	$422	$530
Pension-related amounts, net of income taxes of $5,692, $7,809, and $8,120, respectively	(15,769)	(21,496)	(22,338)
Accumulated other comprehensive loss	$(15,723)	$(21,074)	$(21,808)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(v) Other, Net:
Other, net consisted of:

	Year Ended
	December 31,
	2021	2020	2019
Interest and dividend income	$1,920	$5,621	$11,085
Net gains recognized on investment securities	9,384	1,818	7,440
Net periodic benefit cost other than the service costs	(975)	(3,618)	(2,298)
Credit loss expense	—	(12,828)	—
Other income	358	361	352
Other, net	$10,687	$(8,646)	$16,579
(w) Other Assets:
Other assets consisted of:

	December 31, 2021	December 31, 2020
Restricted assets	$1,551	$3,456
Prepaid pension costs	44,585	35,209
Other assets	30,549	26,853
Total other assets	$76,685	$65,518
(x) Other Current Liabilities:
Other current liabilities consisted of:

	December 31, 2021	December 31, 2020
Accounts payable	$9,443	$6,509
Accrued promotional expenses	55,647	45,579
Accrued excise and payroll taxes payable, net	22,919	13,849
Accrued interest	30,676	31,624
Accrued salaries and benefits	13,982	15,066
Allowance for sales returns	6,669	7,356
Other current liabilities	10,151	15,575
Total other current liabilities	$149,487	$135,558
(y) New Accounting Pronouncements:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ASUs to be adopted in future periods:
In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This ASU is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective for all entities for contract modifications beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 to clarify the scope of the guidance and allow certain aspects of Topic 848 to be applied to all derivative instruments that undergo a modification of the interest rate used for discounting, margining or contract price alignment as a result of the reference reform. The Company has not yet determined the extent to which it will utilize these expedients and exceptions should a modification occur. The Company does not anticipate an impact on its consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
Real estate sales: Revenue from facilities primarily relates to Escena and consists of revenues from food and beverage sales, fees charged for gameplay and the sale of golf related equipment and apparel. Revenue is recognized at the time of sale.
Revenue from investments in real estate is recognized from land and building sales at the time of the closing of a sale, which is typically when cash is due, the performance obligation is satisfied as the title to and possession of the real estate asset are transferred to the buyer and the Company has no further obligations or involvement in the real estate asset.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Disaggregation of Revenue
In the following table, revenue is disaggregated by major product line for the Tobacco segment:

	Year Ended
	December 31,
	2021	2020	2019
Tobacco Segment Revenues:
Core Discount Brands - Eagle 20’s, Pyramid, Montego, Grand Prix, Liggett Select and Eve	$1,139,009	$1,133,660	$1,040,419
Other Brands	63,488	70,841	74,421
Total tobacco revenues	$1,202,497	$1,204,501	$1,114,840
In the following table, revenue is disaggregated by major services line for the Real Estate segment:

	Year Ended
	December 31,
	2021	2020	2019
Real Estate Segment Revenues
Sales on facilities primarily from Escena	$5,353	$3,681	$4,763
Revenues from investments in real estate	12,850	20,500	—
Total real estate revenues	$18,203	$24,181	$4,763

3.    CURRENT EXPECTED CREDIT LOSSES

Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of December 31, 2021 and December 31, 2020.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the consolidated balance sheets. New Valley had two loans in maturity default at December 31, 2021, with a total amortized cost basis of $15,928, including accrued interest receivable of $6,428 at both December 31, 2021 and December 31, 2020. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of ASU 2016-13, New Valley’s expected credit loss estimate was $15,928 at both December 31, 2021 and December 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is the rollforward of the allowance for credit losses for the year ended December 31, 2021:

	January 1, 2021	Current Period Provision	Write-offs	Recoveries	December 31, 2021
Allowance for credit losses:
New Valley term loan receivables	15,928	—	—	—	15,928

The following is the rollforward of the allowance for credit losses for the year ended December 31, 2020:

	January 1, 2020	Current Period Provision		Write-offs	Recoveries	December 31, 2020
Allowance for credit losses:
New Valley term loan receivables	3,100	12,828	(1)	—	—	15,928
_____________________________
(1)The credit losses related to the New Valley term loan receivables are included in Other, net on the consolidated statements of operations.
4.    EARNINGS PER SHARE
Information concerning the Company’s common stock has been adjusted to give retroactive effect to the 5% stock dividend distributed to Company stockholders on September 29, 2019. All per share amounts and references to share amounts have been updated to reflect the retrospective effect of the stock dividend. The dividend was recorded at par value of $703 since the Company did not have retained earnings in 2019. In connection with the 5% stock dividend, the Company increased the number of shares subject to outstanding stock options by 5% and reduced the exercise prices accordingly. On November 5, 2019, the Company announced that its board of directors decided that the Company would no longer pay an annual stock dividend.
As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($3,832, $3,684, and $8,967, for the years ended December 31, 2021, 2020 and 2019, respectively) on these options as reductions in additional paid-in-capital on the Company’s consolidated balance sheets. The Company included the income tax benefit associated with the dividend equivalent rights as a component of income tax expense due to the adoption of ASU 2016-09. As a result, in its calculation of basic earnings per share (“EPS”) for the years ended December 31, 2021, 2020 and 2019, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:
Net income (loss) for purposes of determining basic EPS for discontinued operations and net income available to common stockholders attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2021	2020	2019
Net income attributed to Vector Group Ltd. from continuing operations	$147,154	$126,922	$93,889
Net income (loss) attributed to Vector Group Ltd. from discontinued operations	72,309	(33,984)	7,085
Net income attributed to Vector Group Ltd.	219,463	92,938	100,974
Income from continuing operations attributable to participating securities	(5,862)	(2,560)	(7,464)
Net income available to common stockholders attributed to Vector Group Ltd.	$213,601	$90,378	$93,510

Net income for purposes of determining basic EPS for continuing operations applicable to common shares attributed to Vector Group Ltd. was as follows:

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the year ended December 31,
	2021	2020	2019
Net income attributed to Vector Group Ltd. from continuing operations	$147,154	$126,922	$93,889
Income from continuing operations attributable to participating securities	(3,694)	(2,580)	(7,464)
Net income available to common stockholders attributed to Vector Group Ltd.	$143,460	$124,342	$86,425
Basic EPS is computed by dividing net income available to common stockholders attributed to Vector Group Ltd. by the weighted-average number of shares outstanding, which includes vested restricted stock.

Net income (loss) for purposes of determining diluted EPS for discontinued operations and net income available to common stockholders attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2021	2020	2019
Net income attributed to Vector Group Ltd. from continuing operations	$147,154	$126,922	$93,889
Net income (loss) attributed to Vector Group Ltd. from discontinued operations	72,309	(33,984)	7,085
Net income attributed to Vector Group Ltd.	219,463	92,938	100,974
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	—	(1,255)
Income from continuing operations attributable to participating securities	(5,862)	(2,560)	(7,464)
Net income available to common stockholders attributed to Vector Group Ltd.	$213,601	$90,378	$92,255

Net income for purposes of determining diluted EPS for continuing operations applicable to common shares attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2021	2020	2019
Net income attributed to Vector Group Ltd. from continuing operations	$147,154	$126,922	$93,889
Income attributable to 7.5% Variable Interest Senior Convertible Notes	—	—	(1,255)
Income from continuing operations attributable to participating securities	(3,694)	(2,580)	(7,464)
Net income available to common stockholders attributed to Vector Group Ltd.	$143,460	$124,342	$85,170
Basic and diluted EPS for continuing and discontinued operations were calculated using the following common shares for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019
Weighted-average shares for basic EPS	152,403,072	150,216,141	146,633,036
Plus incremental shares related to convertible debt	—	—	718,918
Plus incremental shares related to stock options and non-vested restricted stock	71,777	34,812	16,509
Weighted-average shares for diluted EPS	152,474,849	150,250,953	147,368,463
It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.
The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2021, 2020 and 2019, but were not included in the computation of diluted EPS because the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2021	2020	2019
Weighted-average shares of non-vested restricted stock	524,606	520,936	1,207,366
Weighted-average expense per share	$17.42	$19.54	$17.97
Weighted-average number of shares issuable upon conversion of debt	—	2,423,719	11,118,139
Weighted-average conversion price	$—	$20.27	$20.27

5.    LEASES
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment accounted for under ASC 842. The leases have remaining lease terms of one year to five years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.
The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$4,578	$4,572	$4,636
Short-term lease cost	374	349	338
Variable lease cost	320	634	623

Finance lease cost:
Amortization	58	111	224
Interest on lease liabilities	9	14	15
Total lease cost	$5,339	$5,680	$5,836
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,961	$4,034	$4,318
Operating cash flows from finance leases	10	14	15
Financing cash flows from finance leases	57	102	217

ROU assets obtained in exchange for lease obligations:
Operating leases	1,993	3,298	676
Finance leases	—	60	159

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2021	2020
Finance leases:
Investments in real estate, net (1)	$30	$62

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(70)	(44)
Property and equipment, net	$57	$83

Current portion of notes payable and long-term debt	$55	$57
Notes payable, long-term debt and other obligations, less current portion	41	96
Total finance lease liabilities	$96	$153

Weighted average remaining lease term in years:
Operating leases	3.36	4.23
Finance leases	1.84	2.71

Weighted average discount rate:
Operating leases	9.60%	10.20%
Finance leases	8.21%	7.82%
_____________________________
(1)Included in Investments in real estate, net on the consolidated balance sheets are finance lease equipment, at a cost of $748 and $748 and accumulated amortization of $718 and $686 as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
2022	$4,889	$61
2023	4,181	35
2024	3,453	8
2025	2,086	—
2026	319	—
Thereafter	—	—
Total lease payments	14,928	104
Less imputed interest	(2,237)	(8)
Total	$12,691	$96

The Company has one lease for office space wherein the lessor is an affiliate of a significant stockholder of the Company. This lease represents $571 of the ROU asset balances and $616 of lease liability balances as of December 31, 2021. The rent expense for this lease was approximately $458 for the year ended December 31, 2021.
As of December 31, 2021, the Company had no undiscounted lease payments relating to leases that have not yet commenced.
The Company’s rental expense for the years ended December 31, 2021, 2020 and 2019 was $4,578, $4,572 and $4,552, respectively. Rent expense for the year ended December 31, 2021 consisted of $3,275 of amortization and $1,303 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2020 consisted of $3,170 of amortization and impairment of ROU assets and $1,402 of lease expense for interest accretion on operating lease

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liabilities. Rent expense for the year ended December 31, 2019 consisted of $3,033 of amortization and impairment of ROU assets and $1,519 of lease expense for interest accretion on operating lease liabilities.

6.    DISCONTINUED OPERATIONS
On December 29, 2021, at 11:59 p.m., New York City time, the Company completed the distribution to its stockholders (including Vector common stock underlying outstanding stock options awards and restricted stock awards) of the common stock of Douglas Elliman (the “Spin-off”). Each holder of Vector common stock received one share of Douglas Elliman’s common stock for every two shares of Vector common stock (including Vector common stock underlying outstanding stock option awards and restricted stock awards) held of record as of the close of business, New York City time, on December 20, 2021. In the Spin-off, an aggregate of 77,720,159 shares of Douglas Elliman’s common stock were issued, with any fractional shares converted to cash and paid to applicable Vector stockholders. Prior to the Spin-off, Douglas Elliman was a component of the Real Estate segment of the Company.
Following the Spin-off, Douglas Elliman is a separate public company. The Company and Douglas Elliman entered into a distribution agreement (the “Distribution Agreement”) and several ancillary agreements for the purpose of accomplishing the Spin-off. The Distribution Agreement includes an agreement that the Company and Douglas Elliman will provide each other with appropriate indemnities with respect to liabilities arising out of the business retained by Vector and the business transferred to Douglas Elliman by Vector. These agreements also govern the Company’s relationship with Douglas Elliman subsequent to the Spin-off and provide for the allocation of employee benefit, tax and some other liabilities and obligations attributable to periods prior to, at and after the Spin-off. These agreements also include arrangements with respect to transition services (the “Transition Services Agreement”). The Company entered into a Tax Disaffiliation Agreement with Douglas Elliman that governs Vector’s and Douglas Elliman’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. Douglas Elliman will be party to other arrangements with Vector and its subsidiaries.
Douglas Elliman and its eligible subsidiaries have previously joined with Vector in the filing of certain consolidated, combined, and unitary returns for state, local, and other applicable tax purposes. However, for periods (or portions thereof) beginning after the Spin-off, Douglas Elliman will not join with Vector or any of its subsidiaries (as determined after the Spin-off) in the filing of any federal, state, local or other applicable consolidated, combined or unitary tax returns.
Under the Tax Disaffiliation Agreement, with certain exceptions, Vector will be generally responsible for all of Douglas Elliman’s U.S. federal, state, local and other applicable income and non-income taxes for any taxable period or portion of such period ending on or before the Spin-off date. Douglas Elliman will be generally responsible for all taxes that are attributable to it or one of its subsidiaries after the Spin-off date.
Following the Spin-off, there is an overlap between certain officers of the Company and of Douglas Elliman. Howard M. Lorber serves as the President and Chief Executive Officer of the Company and of Douglas Elliman. Richard J. Lampen serves as the Chief Operating Officer of the Company and of Douglas Elliman, J. Bryant Kirkland III serves as the Chief Financial Officer and Treasurer of the Company and of Douglas Elliman, Marc N. Bell serves as the General Counsel and Secretary of the Company and of Douglas Elliman, and J. David Ballard serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of the Company and of Douglas Elliman. Furthermore, immediately following the Spin-off, three of the members of the Board of Directors of the Company, Mr. Lorber, Mr. Lampen and Wilson L. White, will also serve as directors of Douglas Elliman.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table presents the aggregate carrying amounts of the classes of assets and liabilities of discontinued operations of Douglas Elliman:

	December 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$—	$94,421
Accounts receivable - trade, net	—	24,377
Other current assets	—	29,567
Total current assets	—	148,365
Property, plant and equipment, net	—	42,703
Long-term investments (includes $237 at fair value)	—	237
Operating lease right-of-use assets	—	133,103
Goodwill and other intangible assets, net	—	100,066
Other assets	—	29,508
Total long-term assets	—	305,617
Total assets	$—	$453,982
LIABILITIES:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$12,500
Current operating lease liability	—	23,753
Income taxes payable, net	—	17
Other current liabilities	—	63,379
Total current liabilities	—	99,649
Notes payable, long-term debt and other obligations, less current portion	—	12,920
Deferred income taxes, net	—	13,512
Non-current operating lease liability	—	143,296
Other liabilities	—	34,384
Total long-term liabilities	—	204,112
Total liabilities	$—	$303,761

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The financial results of Douglas Elliman through the Spin-off are presented as income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Douglas Elliman for the periods prior to the completion of the Spin-off:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Revenues:
Real estate	$1,344,825	$773,987	$784,108

Expenses:
Cost of sales	989,436	547,543	526,694

Operating, selling, administrative and general expenses	253,942	212,926	260,894
Net loss on sales of asset	—	1,169	—
Impairments of goodwill and intangible assets	—	58,252	—
Restructuring charges	—	3,382	—
Operating income (loss)	101,447	(49,285)	(3,480)

Other income (expenses):
Interest expense	(164)	(263)	(905)
Equity in (losses) earnings from real estate ventures	(278)	30	8,472
Other, net	(870)	3,190	4,726
Pretax income (loss) from discontinued operations	100,135	(46,328)	8,813
Income tax expense	28,016	(12,344)	1,728
Income (loss) from discontinued operations	72,119	(33,984)	7,085

Net loss from discontinued operations attributed to non-controlling interest	190	—	—

Net income (loss) from discontinued operations attributed to Vector Group Ltd.	$72,309	$(33,984)	$7,085

The following table presents the information regarding certain components of cash flows from discontinued operations:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in thousands, except per share amounts)
Depreciation and amortization	$8,561	$8,537	$8,638
Non-cash lease expense	18,667	17,326	17,973

Capital expenditures	(4,106)	(6,126)	(8,079)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.    INVESTMENT SECURITIES
Investment securities at fair value consisted of the following:

	December 31, 2021	December 31, 2020
Debt securities available for sale	$103,906	$91,204

Equity securities at fair value:
Marketable equity securities	19,560	21,155
Mutual funds invested in debt securities	23,221	23,226
Long-term investment securities at fair value (1)	32,089	33,981
Total equity securities at fair value	74,870	78,362

Total investment securities at fair value	178,776	169,566
Less:
Long-term investment securities at fair value (1)	32,089	33,981
Current investment securities at fair value	$146,687	$135,585

Long-term investment securities at fair value (1)	$32,089	$33,981
Equity-method investments	20,984	18,310
Total long-term investments	$53,073	$52,291

Equity securities at cost: (2)
Other equity securities at cost	$5,200	$5,200

(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net gains recognized on investment securities were as follows:

	Year Ended December 31,
	2021	2020	2019
Net gains recognized on equity securities at fair value	$9,615	$2,123	$7,320
Net gains recognized on debt and equity securities available for sale	45	110	135
Impairment expense	(276)	(415)	(15)
Net gains recognized on investment securities	$9,384	$1,818	$7,440
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at December 31, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$103,838	$68	$—	$103,906
The table below summarizes the maturity dates of debt securities available for sale at December 31, 2021.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$6,481	$5,688	$793	$—
Corporate securities	47,531	20,028	27,503	—
U.S. mortgage-backed securities	19,572	1,824	17,748	—
Commercial paper	29,103	29,103	—	—
Foreign fixed-income securities	1,219	1,219	—	—
Total debt securities available for sale by maturity dates	$103,906	$57,862	$46,044	$—
The components of debt securities available for sale at December 31, 2020 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$90,621	$583	$—	$91,204
There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at December 31, 2021 and 2020, respectively.
Gross realized gains and losses recognized on debt securities available for sale were as follows:

	Year Ended December 31,
	2021	2020	2019
Gross realized gains on sales	$108	$329	$144
Gross realized losses on sales	(63)	(219)	(9)
Net gains recognized on debt securities available for sale	$45	$110	$135

Impairment expense	$(276)	$(415)	$(15)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) Equity Securities at Fair Value:
The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
Net gains recognized on equity securities	$9,615	$2,123	$7,320
Less: Net gains (losses) recognized on equity securities sold	7,534	(121)	1,526
Net unrealized gains recognized on equity securities still held at the reporting date	$2,081	$2,244	$5,794

The Company’s mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 18. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $514 related to long-term investment securities at fair value as of December 31, 2021.
The Company received cash distributions of $11,642 as of December 31, 2021, of which $11,509 were classified as investing cash inflows. The Company received cash distributions of $32,676 as of December 31, 2020, of which $32,572 were classified as investing cash inflows. The Company received cash distributions of $8,320 and recorded $8,502 of in-transit redemptions as of December 31, 2019, all of which were classified as investing cash inflows. $8,256 of total cash distributions received was classified as investing cash inflows.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at December 31, 2021 and 2020, respectively. The total carrying value of these investments was $5,200 and $5,200 and was included in “Other assets” on the consolidated balance sheets at December 31, 2021 and 2020, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the years ended December 31, 2021, 2020 and 2019, respectively.
(d) Equity-Method Investments:
Equity-method investments consisted of the following:

	December 31, 2021	December 31, 2020
Mutual and hedge funds	$20,984	$18,310
At December 31, 2021, the Company’s ownership percentages in the mutual and hedge funds accounted for under the equity method ranged from 6.43% to 37.78%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
On February 14, 2020, Ladenburg Thalmann Financial Services Inc. (“LTS”) was acquired pursuant to a cash tender offer of $3.50 per outstanding common share and, in connection therewith, the Company received proceeds of $53,169 in exchange for the Company’s 15,191,205 common shares of LTS. The Company also tendered 240,000 shares of LTS 8% Series A Cumulative Redeemable Preferred Stock (Liquidation Preference $25.00 Per Share) for redemption and received an additional $6,009 in March 2020.
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
See Note 17 Related Party Transactions for further discussion of the LTS and Castle investments.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity in earnings from investments were:

	Year Ended December 31,
	2021	2020	2019
Mutual fund and hedge funds	$2,675	$2,844	$958
Ladenburg Thalmann Financial Services Inc.	—	53,424	(410)
Castle Brands Inc.	—	—	16,452
Equity in earnings from investments	$2,675	$56,268	$17,000
The Company received $50 in dividends from one of its equity-method investments that were reinvested back into the fund in 2021. The Company received total cash distributions of $54,089 ($53,901, net of reinvested dividends) and $17,875 from the Company’s equity-method investments in 2020 and 2019, respectively. The cash distributions of $53,901 in 2020 were classified as operating cash inflows. The cash distributions of $17,875 were classified as operating cash inflows.
(e) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the mutual fund and hedge funds.

	December 31, 2021	December 31, 2020
Investment securities	$493,705	$486,390
Cash and cash equivalents	44,644	7,126
Other assets	14,151	41,004
Total assets	$552,500	$534,520

Other liabilities	$214,607	$230,237
Total liabilities	214,607	230,237
Partners’ capital	337,893	304,283
Total liabilities and partners’ capital	$552,500	$534,520

	Year Ended December 31,
	2021	2020	2019
Investment income	$1,574	$1,779	$2,834
Expenses	12,873	9,300	6,756
Net investment loss	(11,299)	(7,521)	(3,922)
Total net realized gain and net change in unrealized depreciation from investments	48,342	123,381	18,822
Net increase in partners’ capital resulting from operations	$37,043	$115,860	$14,900
Pursuant to Rule 4-08(g), the following summarized financial data is presented for LTS. The Company accounts for its investment in LTS using a three-month lag reporting period.

Three Months Ended
December 31,
2019
Revenues	$395,735
Expenses	394,992
Income before other items	743
Change in fair value of contingent consideration	(374)
Income from continuing operations	369
Net income	$508

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    INVENTORIES
Inventories consist of:

	December 31, 2021	December 31, 2020
Leaf tobacco	$38,825	$42,988
Other raw materials	7,560	5,987
Work-in-process	2,639	520
Finished goods	64,218	68,781
Inventories at current cost	113,242	118,276
LIFO adjustments	(18,627)	(20,731)
	$94,615	$97,545
All of the Company’s inventories as of December 31, 2021 and 2020 have been reported under the LIFO method. The $18,627 LIFO adjustment as of December 31, 2021 decreases the current cost of inventories by $12,128 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process, and $5,652 for Finished goods. The $20,731 LIFO adjustment as of December 31, 2020 decreased the current cost of inventories by $14,139 for Leaf tobacco, $474 for Other raw materials, $26 for Work-in-process, and $6,092 for Finished goods. Cost of goods sold was reduced by $330 and $1,222 for the years ended December 31, 2021 and December 31, 2020, respectively, due to liquidations of LIFO inventories.
The amount of capitalized MSA cost in “Finished goods” inventory was $20,450 and $21,120 as of December 31, 2021 and 2020, respectively. Federal excise tax capitalized in inventory was $25,160 and $27,683 as of December 31, 2021 and 2020, respectively.
At December 31, 2021, Liggett had tobacco purchase commitments of approximately $13,289. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2022.

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:

	December 31, 2021	December 31, 2020
Land and improvements	$1,624	$1,624
Buildings	18,060	17,772
Machinery and equipment	167,713	166,156
Leasehold improvements	1,277	1,277
	188,674	186,829
Less accumulated depreciation and amortization	(151,791)	(151,544)
	$36,883	$35,285
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2021, 2020 and 2019 was $7,816, $9,092 and $9,213, respectively.
The Company, through Liggett, had future machinery and equipment purchase commitments of $890 at December 31, 2021.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.    NEW VALLEY LLC
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
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	December 31, 2021	December 31, 2020
Condominium and Mixed Use Development:
New York City SMSA	4.2%- 46.7%	$22,654	$30,465
All other U.S. areas	19.6% - 89.1%	57,485	37,773
		80,139	68,238
Apartment Buildings:
All other U.S. areas	7.6% - 50.0%	11,900	—
		11,900	—
Hotels:
New York City SMSA	0.4% - 12.3%	1,635	2,629
International	49.0%	1,522	1,852
		3,157	4,481
Commercial:
New York City SMSA	49.0%	—	2,591
All other U.S. areas	1.6%	7,290	7,084
		7,290	9,675

Other	15.0% - 49.0%	2,576	3,006
Investments in real estate ventures		$105,062	$85,400
_____________________________
(1)The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.
Contributions
The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	December 31, 2021	December 31, 2020
Condominium and Mixed Use Development:
New York City SMSA	$396	$1,805
All other U.S. areas	33,719	11,140
	34,115	12,945
Apartment Buildings:
All other U.S. areas	11,900	284
	11,900	284
Hotels:
New York City SMSA	1,848	1,169
	1,848	1,169

Other	—	524
Total contributions	$47,863	$14,922

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2021 and 2020. New Valley’s direct investment percentage for these ventures did not significantly change.
Distributions
The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	December 31, 2021	December 31, 2020
Condominium and Mixed Use Development:
New York City SMSA	$4,440	$1,819
All other U.S. areas	13,593	18,188
	18,033	20,007
Apartment Buildings:
All other U.S. areas	18,566	—
	18,566	—
Commercial:
New York City SMSA	—	601
All other U.S. areas	575	113
	575	714

Total distributions	$37,174	$20,721
Of the distributions received by New Valley from its investment in real estate ventures, $25,326 and $1,903 were from distributions of earnings and $11,848 and $18,818 were a return of capital for the years ended December 31, 2021 and 2020, respectively. Distributions from earnings are included in cash from operations in the consolidated statements of cash flows, while distributions that are returns of capital are included in cash flows from investing activities in the consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity in Earnings (Losses) from Real Estate Ventures
New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Year Ended December 31,
	2021	2020	2019
Condominium and Mixed Use Development:
New York City SMSA	$(4,147)	$(17,167)	$(31,011)
All other U.S. areas	(1)	(16,578)	(6,467)
	(4,148)	(33,745)	(37,478)
Apartment Buildings:
All other U.S. areas	18,566	(284)	79
	18,566	(284)	79
Hotels:
New York City SMSA	(1,597)	(3,248)	8,081
International	(330)	(308)	41
	(1,927)	(3,556)	8,122
Commercial:
New York City SMSA	(2,591)	1,340	1
All other U.S. areas	780	(437)	773
	(1,811)	903	774

Other	(430)	(8,046)	743
Total equity in earnings (losses) from real estate ventures	$10,250	$(44,728)	$(27,760)
As part of the Company’s ongoing assessment of the carrying values of its investments in real estate ventures, the Company determined that the fair value of one of its New York City SMSA Commercial ventures was less than its carrying value for the year ended December 31, 2021. The Company determined that the impairments were other than temporary. The Company recorded impairment charges as a component of equity in losses from real estate ventures of $2,713 for the year ended December 31, 2021.
During the Company’s 2020 assessment of the carrying values of its investments in real estate ventures, the Company had determined that the fair value of five New York City SMSA and one All other U.S. areas Condominium and Mixed Use Development ventures were less than their carrying value as of December 31, 2020. The Company determined that the impairments were other than temporary. The Company recorded impairment charges of $16,513 for the year ended December 31, 2020.
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
During the year ended 2021, New Valley’s Natura joint venture sold a parcel of land located in Miami, FL. New Valley recognized equity in earnings of $3,899 from the venture and received distributions of $5,168 for the year ended 2021. As of December 31, 2021, the venture had a carrying value of $13,009.
During the year ended 2021, New Valley’s Maryland joint venture sold its apartment complexes located in Baltimore, Maryland. New Valley recognized equity in earnings of $18,566 from the venture and received distributions of $18,566 for the year ended 2021. As of December 31, 2021, the venture had a carrying value of $0.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
In 2019, the Company’s New York City SMSA Apartment Building venture sold the remaining parcel of land that was adjacent to a building that was sold the year before. The Company recognized equity in earnings from the venture of $740 and cash distributions of $2,524 for the year ended December 31, 2019. As of December 31, 2021, the venture had a carrying value of $0.
Investment in Real Estate Ventures Entered Into During 2021
In October 2021, New Valley invested $11,900 for an approximate 50.0% interest in Riverchase AL JV LP. The joint venture plans to improve, renovate, and manage an apartment complex located in Hoover, AL. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Riverchase AL JV LP was $11,900 at December 31, 2021.
In November 2021, New Valley invested $19,500 for an approximate 89.1% interest in 915 Division JV, LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 915 Division JV, LLC was $19,884 at December 31, 2021.
In November 2021, New Valley invested $1,882 for an approximate 50.0% interest in 2000 Atlantic LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 2000 Atlantic LLC was $1,919 at December 31, 2021.
VIE Consideration
The Company has determined that New Valley is the primary beneficiary of one real estate venture because it controls the activities that most significantly impact the economic performance of the real estate venture. Consequently, New Valley consolidates this variable interest entity (“VIE”).
The carrying amount of the consolidated assets of the VIE was $0 at both December 31, 2021 and December 31, 2020. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of December 31, 2021 and December 31, 2020. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Maximum Exposure to Loss
New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

December 31, 2021
Condominium and Mixed Use Development:
New York City SMSA	$22,654
All other U.S. areas	57,484
80,138
Apartment Buildings:
All other U.S. areas	11,900
11,900
Hotels:
New York City SMSA	1,635
International	1,522
3,157
Commercial:
All other U.S. areas	7,290
7,290

Other	2,576
Total maximum exposure to loss	$105,061
New Valley capitalized $2,669 and $4,003 of interest costs into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2021 and December 31, 2020, respectively.
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
The Company believes that as of December 31, 2021, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). New Valley has no additional capital commitments as of December 31, 2021.
(c) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Other Condominium and Mixed Use Development, Apartment Buildings, Hotels, Commercial and Other.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other Condominium and Mixed Use Development:

	Year Ended December 31,
	2021	2020	2019
Income Statements
Revenue	$301,703	$386,859	$208,767
Cost of goods sold	317,894	302,234	76,162
Other expenses	117,985	270,642	149,014
Loss from continuing operations	$(134,176)	$(186,017)	$(16,409)

	December 31, 2021	December 31, 2020
Balance Sheets
Investment in real estate	$1,434,205	$4,465,118
Total assets	1,513,581	4,551,788
Total debt	1,107,366	3,569,361
Total liabilities	1,284,579	3,921,492
Non-controlling interest	63,781	83,807
Apartment Buildings:

	Year Ended December 31,
	2021	2020	2019
Income Statements
Revenue	$35,213	$65,808	$70,862
Other expenses	46,360	63,705	67,094
(Loss) income from continuing operations	$(11,147)	$2,103	$3,768

	December 31, 2021	December 31, 2020
Balance Sheets
Investment in real estate	$—	$544,610
Total assets	6,780	563,523
Total debt	—	392,324
Total liabilities	131	399,269
Non-controlling interest	4,990	123,273
Hotels:

	Year Ended December 31,
	2021	2020	2019
Income Statements
Revenue	$42,549	$130,742	$147,446
Cost of goods sold	3,671	2,671	5,399
Other expenses	201,211	256,973	220,045
Loss from continuing operations	$(162,333)	$(128,902)	$(77,998)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2021	December 31, 2020
Balance Sheets
Investment in real estate	$1,553,911	$1,489,085
Total assets	1,631,664	1,575,800
Total debt	1,110,700	1,071,445
Total liabilities	1,213,044	1,143,419
Non-controlling interest	412,165	427,439
Commercial:

	Year Ended December 31,
	2021	2020	2019
Income Statements
Revenue	$1,662	$7,911	$7,821
Equity in (losses) earnings	24,383	(13,671)	24,159
Other expenses	1,412	4,740	7,724
Income (loss) from continuing operations	$24,633	$(10,500)	$24,256

	December 31, 2021	December 31, 2020
Balance Sheets
Investment in real estate	$51,173	$51,487
Total assets	71,296	70,270
Total debt	55,625	55,625
Total liabilities	55,016	55,199
Other:

	Year Ended December 31,
	2021	2020	2019
Income Statements
Revenue	$180,092	$571	$390,478
Cost of Goods Sold	—	—	220,316
Other expenses	303,352	48,633	155,257
(Loss) income from continuing operations	$(123,260)	$(48,062)	$14,905

	December 31, 2021	December 31, 2020
Balance Sheets
Investment in real estate	$392,754	$1,216,819
Total assets	444,520	1,237,794
Total debt	227,724	722,930
Total liabilities	233,329	903,196
Non-controlling interest	152,775	272,196

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(d) Investments in real estate, net:
The components of “Investments in real estate, net” were as follows:

	December 31, 2021	December 31, 2020
Escena, net	$9,098	$9,735
Townhome A (11 Beach Street)	—	5,896
Investment in real estate, net	$9,098	$15,631
Escena. In March 2008, a wholly owned subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” In April 2009, New Valley completed the foreclosure process and took title to the collateral. The project consists of 615 residential lots with site and public infrastructure, an 18-hole golf course, a completed clubhouse, and a seven-acre site approved for a 450-room hotel.
The assets have been classified as an “Investments in real estate, net” on the Company’s consolidated balance sheets and the components were as follows:

	December 31, 2021	December 31, 2020
Land and land improvements	$8,520	$8,911
Building and building improvements	1,926	1,926
Other	1,643	1,672
	12,089	12,509
Less accumulated depreciation	(2,991)	(2,774)
	$9,098	$9,735
The Company recorded operating income of $63 and operating losses of $735 and $862 for the years ended December 31, 2021, 2020 and 2019, respectively, from Escena.
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
Townhome A (11 Beach Street). In November 2020, New Valley received, as part of a liquidating distribution from a real estate joint venture, Unit TH-A, a townhouse located in Manhattan, NY. In April 2021, New Valley sold the unit for $6,750 and recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sale was presented as revenue and the cost of the investment as cost of sales on the consolidated statements of operations.
Real Estate Market Conditions. Because of the risks and uncertainties of the real estate markets, the Company will continue to perform additional assessments to determine the impact of the markets, if any, on the Company’s consolidated financial statements. Thus, future impairment charges may occur.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consisted of:

	December 31, 2021	December 31, 2020
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$—
6.125% Senior Secured Notes due 2025	—	850,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,647 and $3,040	552,353	551,960
Liggett:
Revolving credit facility	24	—
Equipment loans	64	89
Other	32	64
Total notes payable, long-term debt and other obligations	1,427,473	1,402,113
Less:
Debt issuance costs	(28,803)	(21,247)
Total notes payable, long-term debt and other obligations	1,398,670	1,380,866
Less:
Current maturities	(79)	(57)
Amount due after one year	$1,398,591	$1,380,809
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
The 6.125% Senior Secured Notes due 2025 paid interest on a semi-annual basis at a rate of 6.125% per year and had a maturity date of February 1, 2025. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 in 2021, including $13,014 of premium and $8,348 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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
5.75% Senior Secured Notes due 2029:
On January 28, 2021, the Company completed the sale of $875,000 in aggregate principal amount of its 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S under the Securities Act. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees payable by the Company in connection with the offering. The Company used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all of the Company’s outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and any premium thereon, and to pay fees and expenses in connection with the offering of the 5.75% Senior Secured Notes.
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
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all of the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes were also guarantors under the Company’s outstanding 10.5% Senior Notes. The 5.75% Senior Secured Notes are not guaranteed by New Valley, or any of the Company’s subsidiaries engaged in the Company’s real estate business conducted through its subsidiary, New Valley. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the indenture and the security documents relating thereto. The Company does not provide any security for the 5.75% Senior Secured Notes.
As of December 31, 2021, the Company was in compliance with all debt covenants.
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
On November 18, 2019, the Company completed the sale of an additional $230,000 in aggregate principal amount of its 10.5% Senior Notes. The Company received net proceeds of approximately $220,400 after deducting underwriting discounts, commissions, fees and offering expenses. The Company used a portion of the net cash proceeds from the offering to retire the Company’s outstanding 5.5% Variable Interest Senior Convertible Notes in April 2020. As of December 31, 2021, the Company has outstanding $555,000 aggregate principal amount of its 10.5% Senior Notes.
The Company pays cash interest on the 10.5% Senior Notes at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year. The 10.5% Senior Notes mature on November 1, 2026.
The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of the Company’s wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette businesses, and, prior to the spin-off, by DER Holdings LLC, through which the Company indirectly owned a 100% interest in Douglas Elliman as of December 31, 2021. In connection with the spin-off, the guarantee by DER Holdings LLC was released. DER Holdings LLC did not guarantee our 5.75% Senior Secured Notes.
As of December 31, 2021, the Company was in compliance with all debt covenants.
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
Embedded Derivatives on the Variable Interest Senior Convertible Debt:
The portion of the interest on the Company’s convertible debt which was computed by reference to the cash dividends paid on the Company’s common stock was considered an embedded derivative within the convertible debt, which the Company was required to separately value. In accordance with authoritative guidance on accounting for derivatives and hedging, the Company had bifurcated these embedded derivatives and estimated the fair value of the embedded derivative liability including using a third-party valuation. The resulting discount created by allocating a portion of the issuance proceeds to the embedded derivative was then amortized to interest expense over the term of the debt using the effective interest method. Changes to the fair value of these embedded derivatives were reflected quarterly in the Company’s consolidated statements of operations as

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
“Change in fair value of derivatives embedded within convertible debt.” The value of the embedded derivative was contingent on changes in interest rates of debt instruments maturing over the duration of the convertible debt as well as projections of future cash and stock dividends over the term of the debt.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is set forth in the following table:

	Year Ended December 31,
	2021	2020	2019
7.5% Convertible Notes	$—	$—	$2,031
5.5% Convertible Notes	—	4,053	16,481
Interest expense associated with embedded derivatives	$—	$4,053	$18,512
A summary of non-cash changes in fair value of derivatives embedded within convertible debt is set forth in the following table:

	Year Ended December 31,
	2021	2020	2019
7.5% Convertible Notes	$—	$—	$6,635
5.5% Convertible Notes	—	4,999	19,790
Gain on changes in fair value of derivatives embedded within convertible debt	$—	$4,999	$26,425
The following table reconciles the fair value of derivatives embedded within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2019	$6,635	$24,789	$31,424
Gain from changes in fair value of embedded derivatives	(6,635)	(19,790)	(26,425)
Balance at December 31, 2019	—	4,999	4,999
Gain from changes in fair value of embedded derivatives	—	(4,999)	(4,999)
Balance at December 31, 2020	$—	$—	$—
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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is set forth in the following table:

	Year Ended December 31,
	2021	2020	2019
Amortization of beneficial conversion feature:
7.5% Convertible Notes	$—	$—	$1,328
5.5% Convertible Notes	—	1,223	4,973
Interest expense associated with beneficial conversion feature	$—	$1,223	$6,301

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

	7.5% Convertible Notes	5.5% Convertible Notes	Total
Balance at January 1, 2019	$3,359	$29,465	$32,824
Partial redemption of 5.5% convertible notes	—	(2,735)	(2,735)
Amortization of embedded derivatives	(2,031)	(16,481)	(18,512)
Amortization of beneficial conversion feature	(1,328)	(4,973)	(6,301)
Balance at December 31, 2019	—	5,276	5,276
Amortization of embedded derivatives	—	(4,053)	(4,053)
Amortization of beneficial conversion feature	—	(1,223)	(1,223)
Balance at December 31, 2020	$—	$—	$—
Revolving Credit Agreement — Liggett:
In January, 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender.
On October 31, 2019, Liggett and Maple amended the Credit Agreement to, among other things, update the borrowing base to adjust the advance rates in respect of eligible inventory and add certain eligible real property. On March 22, 2021, Liggett, Maple and Vector Tobacco entered into Amendment No. 4 and Joinder to the Credit Agreement with Wells Fargo. The Credit Agreement was amended to, among other things, (i) add Vector Tobacco as a borrower under the Credit Agreement, (ii) extend the maturity of the Credit Agreement to March 22, 2026, and (iii) increase the amount of the maximum credit line thereunder from $60,000 to $90,000.
Since October 31, 2019, all borrowings under the Credit Agreement have been limited to a borrowing base equal to the sum of (I) the lesser of 85% of eligible trade receivables less certain reserves and $15,000; plus (II) 80% of the value of eligible inventory consisting of packaged cigarettes; plus (III) the designated percentage of the value of eligible inventory consisting of leaf tobacco (i.e., 65% of Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves or 85% of the net orderly liquidation value of eligible inventory); plus (IV) the lesser of (a) the real property subline amount or (b) 60% of the fair market value of eligible real property. The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.
The term of the Credit Agreement expires on March 22, 2026. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2021 was 2.35%. The Credit Agreement, as amended, permitted the guaranty of the 6.125% Senior Secured Notes due 2025, and permits the guaranty of the 5.75% Senior Secured Notes and the 10.5% Senior Notes, by each of Liggett, Maple and Vector Tobacco. Wells Fargo, Liggett, Maple, Vector Tobacco and the collateral agent for the holders of the 5.75% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s, Vector Tobacco’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Agreement also requires the Company to comply with specified financial covenants, including that Liggett’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $150,000 if Liggett’s excess availability, as defined under the Credit Agreement, is less than $30,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. Liggett was in compliance with these covenants as of December 31, 2021.
As of December 31, 2021, there was $24 in outstanding balance under the Credit Agreement. Availability, as determined under the Credit Agreement, was $80,771 based on eligible collateral at December 31, 2021.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value		Fair Value
Senior Notes	$1,427,353	$1,426,176	$1,401,960		$1,464,208
Liggett and other	120	124	153		161
Notes payable and long-term debt	$1,427,473	$1,426,300	$1,402,113	(1)	$1,464,369
_____________________________
(1) The carrying value does not include the carrying value of the embedded derivative. See Note 18.
Notes payable and long-term debt are carried on the consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2021 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.
Scheduled Maturities:
Scheduled maturities of notes payable and long-term debt were as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2022	$79	$—	$79
2023	33	—	33
2024	8	—	8
2025	—	—	—
2026	555,000	2,647	552,353
Thereafter	875,000	—	875,000
Total	$1,430,120	$2,647	$1,427,473

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans. The Company sponsors four defined benefit pension plans (two qualified and two non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these four defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2021 and 2020, respectively.
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
At December 31, 2021, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2022 to 2025 – none; 2026 – $59,116 and 2027 to 2031 – $6,866. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans. The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2021 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 74 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to approximately 89 active employees and 349 retirees who reach retirement age and are eligible to receive benefits under two of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at January 1	$(125,842)	$(128,997)	$(9,101)	$(8,986)
Service cost	(415)	(592)	—	—
Interest cost	(2,284)	(3,545)	(224)	(286)
Plan settlement	—	7,255	—	—
Plan amendment	—	—	(48)	—
Benefits paid	6,452	7,008	471	500
Expenses paid	291	255	—	—
Actuarial gain (loss)	632	(7,226)	422	(329)
Benefit obligation at December 31	$(121,166)	$(125,842)	$(8,480)	$(9,101)
Change in plan assets:
Fair value of plan assets at January 1	$102,812	$101,051	$—	$—
Actual return on plan assets	8,373	8,919	—	—
Plan settlement	—	(7,255)	—	—
Expenses paid	(291)	(255)	—	—
Contributions	103	7,360	471	500
Benefits paid	(6,452)	(7,008)	(471)	(500)
Fair value of plan assets at December 31	$104,545	$102,812	$—	$—
Unfunded status at December 31	$(16,621)	$(23,030)	$(8,480)	$(9,101)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$44,585	$35,209	$—	$—
Other accrued liabilities	(95)	(100)	(621)	(624)
Non-current employee benefit liabilities	(61,111)	(58,139)	(7,859)	(8,477)
Net amounts recognized	$(16,621)	$(23,030)	$(8,480)	$(9,101)
.

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Service cost — benefits earned during the period	$415	$592	$533	$—	$—	$3
Interest cost on projected benefit obligation	2,284	3,545	4,860	224	286	347
Expected return on assets	(3,458)	(3,869)	(4,874)	—	—	—
Prior service cost	—	—	—	4	4	4
Settlement loss	—	1,805	—	—	—	—
Amortization of net loss (gain)	1,835	1,836	2,001	86	11	(40)
Net expense	$1,076	$3,909	$2,520	$314	$301	$314

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2021, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive loss as of January 1, 2021	$(28,199)	$(1,106)	$(29,305)
Amortization of prior service costs	—	4	4
Plan amendment	—	(48)	(48)
Amortization of loss	1,835	86	1,921
Net gain arising during the year	5,547	420	5,967
Accumulated other comprehensive loss as of December 31, 2021	$(20,817)	$(644)	$(21,461)
As of December 31, 2020, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) income as of January 1, 2020	$(29,664)	$(794)	$(30,458)
Amortization of prior service costs	—	4	4
Effect of settlement	1,805	—	1,805
Amortization of loss	1,836	11	1,847
Net loss arising during the year	(2,176)	(327)	(2,503)
Accumulated other comprehensive loss as of December 31, 2020	$(28,199)	$(1,106)	$(29,305)
As of December 31, 2021, our total accumulated benefit obligations, as well as our projected benefit obligations in excess of the fair value of the related plan assets, for defined benefit pension plans were as follows:

	December 31,
	2021	2020
Accumulated benefit obligation	$61,206	$58,239
Fair value of plan assets	$—	$—

	December 31,
	2021	2020
Projected benefit obligation	$61,206	$58,239
Fair value of plan assets	$—	$—
The information for other postretirement benefit plans with an accumulated postretirement benefit obligation in excess of plan assets has been disclosed in the Obligations table above because all the other postretirement benefit plans are unfunded or underfunded.
The assumptions used for the pension benefits and other postretirement benefits were:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted average assumptions:
Discount rates — benefit obligation	1.80% - 2.70%	1.40% - 2.30%	2.55% - 3.10%	2.85%	2.55%	3.30%
Discount rates — service cost	1.40% - 2.30%	2.55% - 3.10%	3.90% - 4.25%	2.55%	3.30%	4.35%
Assumed rates of return on invested assets	3.50%	4.00%	5.50%	N/A	N/A	N/A
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%

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
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 7.74%, 6.91% and 7.59% for the years ended December 31, 2021, 2020 and 2019, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 7.86%, 7.51% and 5.41% for the years ended December 31, 2021, 2020 and 2019, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are only amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2021, Liggett used a 12.39-year period for its Hourly Plan and a 11.61-year period for its Salaried Plan to amortize pension fund gains and losses on a straight line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future.
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
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 35% equity investments and 65% investment grade fixed income, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
Vector’s defined benefit retirement plan allocations by asset category, were as follows:

	Plan Assets at December 31,
	2021	2020
Asset category:
Equity securities	38%	35%
Investment grade fixed income securities	62%	65%
High yield fixed income securities	—%	—%
Total	100%	100%

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures were as follows:

	Fair Value Measurements as of December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,868	$—	$1,868	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	91	91	—	—
Common collective trusts at NAV (1)	102,586	—	—	—
Total	$104,545	$91	$1,868	$—
(1) In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$2,236	$—	$2,236	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	78	78	—	—
Common collective trusts at NAV(1)	100,498	—	—	—
Total	$102,812	$78	$2,236	$—
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
For 2021 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.21% and 7.19% between 2022 and 2029 and 4.5% thereafter. For 2020 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 2.87% and 6.06% between 2021 and 2028 and 4.5% thereafter.
To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2022 and ending on December 31, 2022. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments were as follows:

	Pension	Postretirement Medical
2022	$6,347	$621
2023	5,993	627
2024	5,648	629
2025	5,289	606
2026	64,060	590
2027 - 2031	26,666	2,596

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,473, $1,465 and $1,350 for the years ended December 31, 2021, 2020 and 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13.    INCOME TAXES
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. Federal	$33,398	$30,583	$31,002
State	14,945	12,910	9,705
	48,343	43,493	40,707
Deferred:
U.S. Federal	11,399	7,343	(6,075)
State	3,065	3,285	(3,547)
	14,464	10,628	(9,622)
Total	$62,807	$54,121	$31,085
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Employee benefit accruals	$7,828	$10,529
Impairment of investments	12,337	13,961
Impact of timing of settlement payments	10,854	20,137
Various U.S. federal and state tax loss carryforwards	2,378	3,123
Operating lease liabilities	3,277	3,884
Current expected credit losses	4,111	4,299
Other	3,910	2,852
	44,695	58,785
Less: Valuation allowance	(348)	(852)
Net deferred tax assets	$44,347	$57,933

Deferred tax liabilities:
Basis differences on non-consolidated entities	$(24,441)	$(22,809)
Basis differences on fixed and intangible assets	(35,154)	(35,555)
Basis differences on inventory	(10,808)	(10,698)
Basis differences on long-term investments	(4,383)	(912)
Basis differences on available for sale securities	(1,490)	(3,579)
Operating lease right of use assets	(2,839)	(3,324)
	$(79,115)	$(76,877)

Net deferred tax liabilities	$(34,768)	$(18,944)
_____________________________
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. Stand alone subsidiaries had tax-effected federal and state and local net operating loss (“NOL”) carryforwards of $2,378 and $3,123 at December 31, 2021 and 2020, respectively, expiring through tax year 2027. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company had valuation allowances of $348 and $852 at December 31, 2021 and 2020, respectively. The valuation allowances at December 31, 2021 and 2020 primarily related to state net operating loss carryforwards of stand alone subsidiaries.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Income before provision for income taxes	$209,961	$181,043	$125,015
Federal income tax expense at statutory rate	44,092	38,018	26,253
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	13,946	12,974	6,047
Non-deductible expenses	6,205	2,859	2,048
Excess tax benefits on stock-based compensation	(561)	(206)	(1,488)
Changes in valuation allowance, net of equity and tax audit adjustments	(504)	(440)	(2,525)
Other	(371)	916	750
Income tax expense	$62,807	$54,121	$31,085
The Company’s income tax expense is principally attributable to the Company’s federal and state income taxes based on the Company’s earnings. The non-deductible expenses presented in the table above largely relate to the Company’s non-deductible executive compensation and spin-off expenses. The federal and state NOLs and valuation allowance are decreased by the spin-off entity and NOLs expiration.
The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2019	$391
Additions based on tax positions related to prior years	1,586
Expirations of the statute of limitations	(330)
Balance at December 31, 2019	1,647
Additions based on tax positions related to prior years	458
Settlements	(402)
Expirations of the statute of limitations	(50)
Balance at December 31, 2020	1,653
Additions based on tax positions related to prior years	1,640
Settlements	(1,065)
Expirations of the statute of limitations	(19)
Balance at December 31, 2021	$2,209
In the event the unrecognized tax benefits of $2,209 at December 31, 2021 were recognized, such recognition would impact the effective tax rate. The Company classifies all tax-related interest and penalties as income tax expense.
It is reasonably possible the Company may recognize up to approximately $45 of unrecognized tax benefits over the next 12 months, primarily pertaining to expiring statutes of limitations on prior state and local income tax return positions.
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The Company, from time to time, receives notices related to audits and adjustments related to its partnerships.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.    STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company’s stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 6,377,538 shares. The Company may satisfy its obligations under any award granted under the 2014 Plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized compensation expense of $849, $1,428 and $1,923 related to stock options in the years ended December 31, 2021, 2020 and 2019, respectively.
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
The assumptions used under the Black-Scholes option pricing model in computing fair value of options are based on the expected option life considering both the contractual term of the option and expected employee exercise behavior, the interest rate associated with U.S. Treasury issues with a remaining term equal to the expected option life and the expected volatility of the Company’s common stock over the expected term of the option. The assumptions used for grants in the year ended December 31, 2019 were as follows:

2019
Risk-free interest rate	2.5% - 2.7%
Expected volatility	20.24% - 20.45%
Dividend yield	0.0%
Expected holding period	4 - 10 years
Weighted-average grant date fair value (1)	$2.36 - $4.08
_____________________________
(1)Per share amounts have not been adjusted to give effect to the stock dividend in 2019.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1)
Outstanding on January 1, 2019	5,860,833	$13.16	4.1	$1,095
Granted	406,875	$10.92
Exercised	(1,824,351)	$8.67
Canceled	(11)	$—
Outstanding on December 31, 2019	4,443,346	$14.80	5.0	$4,427
Exercised	(620,527)	$11.14
Outstanding on December 31, 2020	3,822,819	$15.40	4.6	$487
Exercised	—	$—
Outstanding on December 31, 2021	3,822,819	$15.40	3.6	$238
Options exercisable at:
December 31, 2019	2,689,673
December 31, 2020	2,540,150
December 31, 2021	2,988,727
_____________________________
(1)The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($11.48, $11.65 and $13.39 at December 31, 2021, 2020 and 2019, respectively) exceeds the option exercise price.
Additional information relating to options outstanding at December 31, 2021 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2021			12/31/2021
$9.86	-	$11.83	1,462,190	2.8	$11.32	1,055,315	1.2	$11.47	$—
$11.83	-	$13.80	—	—	$—	—	—	$—	—
$13.80	-	$15.77	519,278	2.4	$14.68	519,278	2.4	$14.68	—
$15.77	-	$17.74	—	—	$—	—	—	$—	—
$17.74	-	$19.71	1,841,351	4.6	$18.84	1,414,134	4.1	$18.96	—
			3,822,819	3.6	$15.40	2,988,727	2.8	$15.57	$238
As of December 31, 2021, there was $381 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 0.65 years at December 31, 2021.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Awards. In 2021, the Company granted 623,500 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of four years and the Company will recognize $8,919 of expense over the vesting period. The Company recognized expense of $4,245 for the year ended December 31, 2021.
In 2021, the Company granted an award of 250,000 shares of its common stock pursuant to its 2014 Plan subject to service and performance-based vesting (and continued employment) over a period of four-years. The Company will recognize $3,578 of expense over the vesting period. The Company recognized expense of $1,699 for the year ended December 31, 2021.
In 2020, the Company granted 425,000 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of four years and the Company will recognize $5,041 of expense over the vesting period. The Company recognized expense of $2,271 and $747 for the years ended December 31, 2021 and 2020, respectively.
In 2019, the Company granted 63,000 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of three years and the Company will recognize $564 of expense over the vesting period. The Company recognized expense of $209, $188 and $124 for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company recognized expense of $5,525, $7,022, and $7,043 for the years ended December 31, 2021, 2020 and 2019, respectively, related to performance based restricted stock awards granted in 2013, 2014 and 2015.
As of December 31, 2021, there was $10,627 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.41 years.
As of December 31, 2020, there was $12,081 of total unrecognized compensation costs related to unvested restricted stock awards.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheets.
Included in the stock compensation costs for the year ended December 31, 2021, were expenses of $4,317 associated with the acceleration of stock compensation in connection with the Company’s spin-off of Douglas Elliman.

15.     CONTINGENCIES
Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2021, 2020, and 2019, Liggett incurred tobacco product liability legal expenses and costs totaling $6,256, $6,476, and $7,363, respectively. The tobacco product liability legal expenses and costs are included in the operating, selling, administrative and general expenses and litigation settlement and judgment expense line items in the consolidated statements of operations. Legal defense costs are expensed as incurred.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of December 31, 2021, Liggett had no outstanding bonds.
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
Individual Actions
As of December 31, 2021, there were 79 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	44
Illinois	19
Nevada	7
New Mexico	5
Louisiana	2
Hawaii	1
Massachusetts	1
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of December 31, 2021, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
Engle Progeny Settlements.
In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with $61,600 paid in an initial lump sum and the balance to be paid in installments over 14 years starting in February 2015. The Company’s future payments will be approximately $3,600 per annum through 2028, including an annual cost of living increase that began in 2021. In exchange, the claims of these plaintiffs were dismissed with prejudice against the Company and Liggett.
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 204 Engle progeny cases for approximately $8,100 in the aggregate.
Notwithstanding the comprehensive nature of the Engle progeny settlements, 28 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Judgments Paid in Engle Progeny Cases.
As of December 31, 2021, Liggett had paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.
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
Liggett Only Cases
There are currently six cases where Liggett is the sole defendant: Baluja, Cowart and Cellini are Individual Actions and Tumin, Forbing and Alvarez are Engle progeny cases. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of December 31, 2021, there were two Engle progeny cases (Duncan and O’Rourke) and 12 individual Actions (Barnes, Baron, Camacho, Clark, Cupp, Geist, Harcourt, Johnson, Lane, Mendez, Rowan and Tully) scheduled for trial through December 31, 2022, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
Class Actions
As of December 31, 2021, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of December 31, 2021, one Health Care Cost Recovery Action was pending against Liggett, Crow Creek Sioux Tribe v. American Tobacco Company, a South Dakota case filed in 1997, where the plaintiff seeks to recover damages from Liggett

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The MSA also requires PMs to affirm corporate principles to comply with the MSA and to reduce underage use of tobacco products and imposes restrictions on lobbying activities conducted on behalf of PMs. In addition, the MSA provides for the appointment of an independent auditor to calculate and determine the amounts of payments owed pursuant to the MSA.
Under the payment provisions of the MSA, PMs are required to make annual payments of $9,000,000 (subject to applicable adjustments, offsets and reductions including a “Non-Participating Manufacturers Adjustment” or “NPM Adjustment”). These annual payments are allocated based on unit volume of domestic cigarette shipments. The payment obligations under the MSA are the several, and not joint, obligations of each PM and are not the responsibility of any parent or affiliate of a PM.
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 4.1% of the total cigarettes sold in the United States in 2021. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2021, Liggett and Vector Tobacco pre-paid $169,500 of their approximate $181,000 2021 MSA obligation, the balance of which will be paid in April 2022, subject to applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment. Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2021. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2020, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
In June 2010, after the PMs prevailed in 48 of 49 motions to compel arbitration, the parties commenced the arbitration for the 2003 NPM Adjustment. That arbitration concluded in September 2013. It was followed by various challenges filed in state courts by states that did not prevail in the arbitration. Those challenges resulted in reductions, but not elimination of, the amounts awarded.
The PMs settled most of the disputed NPM Adjustment years with 38 states representing approximately 75% of the MSA share for 2003 - 2022. The 2004 NPM Adjustment arbitration commenced in 2016, with the arbitration panel issuing interim decisions on most individual states in September 2021, finding two of them liable for the NPM Adjustment; the final individual state hearing was held in February 2022; and a second phase addressing the effect of the settlements on recovery of the NPM Adjustment to start thereafter. The parties have selected an arbitration panel to address the NPM Adjustments for 2005 - 2007, and are engaged in discovery, with a common hearing set for July 2022 and individual state hearings likely to start in the third quarter of 2022.
As a result of the settlement and arbitration award described above, Liggett and Vector Tobacco reduced cost of sales for the year ended December 31, 2021 by $7,896, for an aggregate reduction in costs of sales for years 2013 - 2021 of $62,278. Liggett and Vector Tobacco may be entitled to further adjustments. As of December 31, 2021, Liggett and Vector Tobacco had accrued approximately $13,200 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of December 31, 2021, there remains approximately $49,800 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2020 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. On November 18, 2021, a hearing was held on Liggett’s objection to the final report in Mississippi Chancery Court. A ruling is pending. If the Mississippi Chancery Court rejects Liggett’s objections and enters final judgment adopting the Special Master’s findings and recommendations, additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and has reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond will likely be required.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2021 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2019	$36,561	$310	$36,871	$16,383	$21,794	$38,177
Expenses	165,471	990	166,461	—	—	—
Change in MSA obligations capitalized as inventory	4,936	—	4,936	—	—	—
Payments	(171,960)	(670)	(172,630)	—	—	—
Reclassification to/(from) non-current liabilities	(892)	3,338	2,446	892	(3,338)	(2,446)
Interest on withholding	—	281	281	—	2,138	2,138
Balance as of December 31, 2019	34,116	4,249	38,365	17,275	20,594	37,869
Expenses	175,538	312	175,850	—	—	—
NPM Settlement adjustment	299	—	299	—	—	—
Change in MSA obligations capitalized as inventory	182	—	182	—	—	—
Payments, net of credits received	(170,513)	(4,334)	(174,847)	(197)	—	(197)
Reclassification to/(from) non-current liabilities	(855)	3,252	2,397	855	(3,252)	(2,397)
Interest on withholding	—	488	488	—	1,926	1,926
Balance as of December 31, 2020	38,767	3,967	42,734	17,933	19,268	37,201
Expenses	173,786	211	173,997	—	—	—
Change in MSA obligations capitalized as inventory	(670)	—	(670)	—	—	—
Payments, net of credits received	(204,706)	(4,091)	(208,797)	—	—	—
Reclassification to/(from) non-current liabilities	4,709	3,351	8,060	(4,709)	(3,351)	(8,060)
Interest on withholding	—	480	480	—	1,763	1,763
Balance as of December 31, 2021	$11,886	$3,918	$15,804	$13,224	$17,680	$30,904

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for:
Interest, including interest related to finance leases	$111,759	$118,807	$118,966
Income taxes, net	92,698	41,372	44,184
Non-cash investing and financing activities:
Issuance of stock dividend	—	—	703

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
Prior to the merger, the Company and LTS were parties to a management agreement and LTS paid the Company $103 and $850 under the agreement for 2020 and 2019, respectively; these amounts were recorded as equity income.
LTS paid cash compensation to the President and Chief Executive Officer of the Company, who served as Vice Chairman of LTS, prior to the merger, of $19 and $1,600 for 2020 and 2019, respectively. LTS paid cash compensation to the Company’s Executive Vice President and COO (the “Company’s COO”), who served as President and CEO of LTS, of $41 and $2,142 for 2020 and 2019, respectively. At the closing of the transaction, the Company’s COO resigned as Chairman, President and Chief Executive Officer of LTS, and the Company’s management agreement with LTS was terminated.
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
Prior to the acquisition, the Company and Castle were parties to a management agreement and Castle paid the Company $75 in 2019 under the agreement. Castle paid retention payments of $515 in 2019 to the Company’s COO who served as President and Chief Executive Officer as well as a director of Castle until October 2019. Dr. Frost was a director of Castle and was the largest shareholder of Castle until October 2019. At the closing of the transaction, the Company’s COO resigned as President and Chief Executive Officer of Castle and the Company’s management agreement with Castle was terminated.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $241, $265 and $215 in 2021, 2020 and 2019, respectively, on various insurance policies issued for the Company and its subsidiaries.
Consulting services. Beginning in April 2020, a director of the Company, who served as President and Chief Executive Officer of Liggett Group and Liggett Vector Brands until March 2020, has served as Non-Executive Chairman of the Board of Managers of Liggett Vector Brands and as a Senior Advisor to Liggett. The director has been receiving compensation of $60 per month for his services as well as access to an office, administrative support and reimbursement of expenses reasonably incurred in connection with the services. The director received $540 in 2021.
Other. In addition, the Company had made investments in other entities where Dr. Frost has had relationships. In 2020, the Company liquidated its investments in BioCardia, Inc. (OTC: BCDA) and Cocrystal Pharma, Inc. (NASDAQ: COCP). Dr. Frost was a more than 10% shareholder of BioCardia, Inc. and a director and was a more than 5% shareholder of CoCrystal as of the date the investments were liquidated.
In September 2012, the Company entered into an office lease with an entity affiliated with Dr. Frost. The lease is for space in an office building in Miami, Florida and will expire on April 20, 2023. The Lease provides for payments of $36 per

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month increasing to $41 per month. The Company recorded rental expense of $458 for the three years ended December 31, 2021, 2020 and 2019, associated with the lease.
Douglas Elliman Inc. On December 29, 2021, the Company completed the Spin-off of Douglas Elliman, which included the real estate services and PropTech investment business formerly owned by the Company through its subsidiary, New Valley.
Vector Group and Douglas Elliman entered into the Distribution Agreement and the Transition Services Agreement with respect to transition services and a number of ongoing commercial relationships. Under the Transition Services Agreement, Douglas Elliman will pay the Company $4,200 in 2022.
Following the spin-off, there is an overlap between certain officers of Vector Group and Douglas Elliman. Howard M. Lorber serves as the President and Chief Executive Officer of Vector Group and of Douglas Elliman. Richard J. Lampen serves as the Chief Operating Officer of Vector Group and of Douglas Elliman, J. Bryant Kirkland III serves as the Chief Financial Officer and Treasurer of Vector Group and of Douglas Elliman, Marc N. Bell serves as the General Counsel and Secretary of Vector Group and of Douglas Elliman, and J. David Ballard serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of Vector Group and of Douglas Elliman. Furthermore, immediately following the spin-off, three of the members of our Board of Directors, Messrs. Lorber and Lampen as well as Wilson L. White, will also serve as directors of Douglas Elliman.
Douglas Elliman Realty LLC has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $8,956, $10,783 and $18,952 from these projects for the years ended December 31, 2021, 2020 and 2019, respectively.
A son of the Company’s President and Chief Executive Officer is an associate broker with Douglas Elliman and he received commissions and other payments of $925, $870 and $712, respectively, in accordance with brokerage activities in 2021, 2020 and 2019, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$130,583	$130,583	$—	$—

Commercial paper (1)	24,426	—	24,426	—

Certificates of deposit (2)	110	—	110	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	19,560	19,560	—	—
Mutual funds invested in debt securities	23,221	23,221	—	—
Total equity securities at fair value	42,781	42,781	—	—
Debt securities available for sale
U.S. government securities	6,481	—	6,481	—
Corporate securities	47,531	—	47,531	—
U.S. government and federal agency	19,572	—	19,572	—
Commercial paper	29,103	—	29,103	—
Foreign fixed-income securities	1,219	—	1,219	—
Total debt securities available for sale	103,906	—	103,906	—

Total investment securities at fair value	146,687	42,781	103,906	—

Long-term investments
Long-term investment securities at fair value (3)	32,089	—	—	—
Total	$333,895	$173,364	$128,442	$—

Liabilities:
Fair value of contingent liability	$2,646	$—	$—	$2,646
Total	$2,646	$—	$—	$2,646
_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets.
(2)Amounts included in current restricted assets and non-current restricted assets on the consolidated balance sheets.
(3)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2020
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$194,095	$194,095	$—	$—

Commercial paper (1)	44,397	—	44,397	—

Certificates of deposit (2)	1,542	—	1,542	—

Money market funds securing legal bonds (2)	535	535	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	21,155	21,155	—	—
Mutual funds invested in debt securities	23,226	23,226	—	—
Total equity securities at fair value	44,381	44,381	—	—
Debt securities available for sale
U.S. government securities	19,200	—	19,200	—
Corporate securities	52,434	—	52,434	—
U.S. government and federal agency	10,484	—	10,484	—
Commercial paper	9,086	—	9,086	—
Total debt securities available for sale	91,204	—	91,204	—

Total investment securities at fair value	135,585	44,381	91,204	—

Long-term investments
Long-term investment securities at fair value (3)	33,981	—	—	—
Total	$410,135	$239,011	$137,143	$—

_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets.
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
The fair value of the Level 3 contingent liability was derived using a Monte Carlo valuation model. As part of the acquisition of the 29.41% non-controlling interest in Douglas Elliman Realty LLC, New Valley entered into a four-year payout agreement that requires it to pay the sellers a portion of the fair value in excess of the purchase price of Douglas Elliman Realty LLC should a sale of a controlling interest in Douglas Elliman Realty LLC occur. In connection with the Spin-off, Vector agreed to indemnify Douglas Elliman for this contingent liability and accordingly remains potentially liable therefor.
The contingent liability is recorded within “Other liabilities” in the consolidated balance sheets, and any change in fair value will be recorded in “Other, net” within the consolidated statements of operations. The value of the contingent liability is calculated using the outstanding payable owed to the sellers and the estimated fair value of Douglas Elliman Realty LLC. The liability is contingent upon the sale of a controlling interest in Douglas Elliman Realty LLC prior to October 1, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unobservable inputs related to the valuations of the Level 3 assets and liabilities were as follows at December 31, 2021:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at
	December 31, 2021	Valuation Technique	Unobservable Input	Range (Actual)

Fair value of contingent liability	$2,646	Monte Carlo simulation model	Estimated fair value of the Douglas Elliman reporting unit	$776,351
			Risk-free rate for a 0.75-year term	0.39%
			Leverage-adjusted equity volatility of peer firms	26.13%

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements except for investments in real estate ventures that were impaired as of December 31, 2021 and 2020, respectively.
The Company’s investment in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Year Ended December 31, 2021		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$2,713	$—	$—	$—	$—
The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decrease in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $2,713 of impairment charges were included in equity in losses from real estate ventures for the year ended December 31, 2021.

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
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2021, 2020 and 2019 was as follows:

			Real		Corporate
	Tobacco		Estate		and Other		Total

2021
Revenues	$1,202,497		$18,203		$—		$1,220,700
Operating income (loss)	360,317	(1)	4,066		(43,944)	(5)	320,439
Equity in earnings from real estate ventures	—		10,250		—		10,250
Identifiable assets of continuing operations	302,051		128,256	(4)	440,780	(7)	871,087
Depreciation and amortization	6,525		249		1,042		7,816
Capital expenditures	5,827		3		3,570		9,400

2020
Revenues	$1,204,501		$24,181		$—		$1,228,682
Operating income (loss)	319,536	(2)	(610)		(24,498)	(6)	294,428
Equity in losses from real estate ventures	—		(44,728)		—		(44,728)
Identifiable assets of continuing operations	357,518		103,523	(4)	428,386	(7)	889,427
Depreciation and amortization	7,877		337		878		9,092
Capital expenditures	4,491		100		8,346		12,937

2019
Revenues	$1,114,840		$4,763		$—		$1,119,603
Operating income (loss)	261,630	(3)	550		(27,565)		234,615
Equity in losses from real estate ventures	—		(27,760)		—		(27,760)
Identifiable assets of continuing operations	336,566		177,943	(4)	501,973	(7)	1,016,482
Depreciation and amortization	7,824		395		994		9,213
Capital expenditures	4,173		197		126		4,496
_____________________________
(1)Operating income includes $2,722 received from a litigation settlement associated with the MSA expense (which reduced cost of sales) and $211 of litigation settlement and judgment expense.
(2)Operating income includes $337 of litigation settlement and judgment expense and $299 of expense from MSA settlement.
(3)Operating income includes $990 of litigation settlement and judgment expense.
(4)Includes real estate investments accounted for under the equity method of accounting of $105,062, $85,400 and $131,556 as of December 31, 2021, 2020 and 2019, respectively.
(5)Operating loss includes includes transaction charges of $10,468 and accelerated stock compensation of $4,317 related to the spin-off of Douglas Elliman; and $910 of gain on sale of assets.
(6)Operating loss includes $2,283 of gain on sale of assets.
(7)Corporate and Other identifiable assets primarily includes cash of $167,383, investment securities of $146,687 and long-term investments of $53,073 as of December 31, 2021. Corporate and other identifiable assets primarily includes cash of $211,729, investment securities of $135,585, and long-term investments of $52,291 as of December 31, 2020. Corporate and other identifiable assets primarily includes cash of $272,459, investment securities of $129,641, and long-term investments of $61,723 as of December 31, 2019.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2021 and 2020 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Revenues	$313,673	$298,485	$337,554	$270,988
Gross Profit	110,373	111,041	125,148	104,596
Operating income	68,556	82,015	93,893	75,975
Net income from continuing operations	30,711	29,912	64,981	21,550
Net income from discontinued operations	14,531	18,857	28,324	10,407
Net income applicable to common shares attributed to Vector Group Ltd.	$45,312	$48,889	$93,305	$31,957
Per basic common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.20	$0.19	$0.41	$0.14
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.09	0.12	0.19	0.06
Net income applicable to common shares attributed to Vector Group Ltd.	$0.29	$0.31	$0.60	$0.20
Per diluted common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.20	$0.19	$0.41	$0.14
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.09	0.12	0.19	0.06
Net income applicable to common shares attributed to Vector Group Ltd.	$0.29	$0.31	$0.60	$0.20

	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Revenues	$287,129	$339,835	$312,831	$288,887
Gross Profit	105,872	114,406	98,201	90,601
Operating income	74,011	84,130	71,803	64,484
Net income from continuing operations	21,839	29,387	29,762	45,934
Net income (loss) from discontinued operations	10,417	8,752	(3,988)	(49,165)
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$32,256	$38,139	$25,774	$(3,231)
Per basic common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.14	$0.19	$0.20	$0.30
Net income (loss) from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.07	0.06	(0.03)	(0.33)
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.21	$0.25	$0.17	$(0.03)
Per diluted common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.14	$0.19	$0.19	$0.30
Net income (loss) from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.07	0.06	(0.03)	(0.33)
Net income (loss) applicable to common shares attributed to Vector Group Ltd.	$0.21	$0.25	$0.16	$(0.03)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2021
Allowances for:
Cash discounts	334	28,663	28,671	326
Deferred tax valuation allowance	852	—	504	348
Sales returns	7,356	2,439	3,126	6,669
Total	$8,542	$31,102	$32,301	$7,343
Year Ended December 31, 2020
Allowances for:
Cash discounts	319	28,046	28,031	334
Deferred tax valuation allowance	1,292	—	440	852
Sales returns	7,785	2,617	3,046	7,356
Total	$9,396	$30,663	$31,517	$8,542
Year Ended December 31, 2019
Allowances for:
Cash discounts	317	25,970	25,968	319
Deferred tax valuation allowance	3,817	—	2,525	1,292
Sales returns	6,935	4,068	3,218	7,785
Total	$11,069	$30,038	$31,711	$9,396