Form 10-Q
period 2022-03-31
VECTOR GROUP LTD
filed 2022-05-10
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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
☐ Yes ☒ No
    At May 6, 2022, Vector Group Ltd. had 154,938,177 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$238,305	$193,411
Investment securities at fair value	133,338	146,687
Accounts receivable - trade, net	29,885	16,067
Inventories	97,991	94,615
Income taxes receivable, net	—	10,948
Other current assets	8,103	10,075
Total current assets	507,622	471,803
Property, plant and equipment, net	36,079	36,883
Investments in real estate, net	9,039	9,098
Long-term investments (includes $31,057 and $32,089 at fair value)	49,799	53,073
Investments in real estate ventures	111,503	105,062
Operating lease right-of-use assets	10,133	10,972
Intangible assets	107,511	107,511
Other assets	80,884	76,685
Total assets	$912,570	$871,087
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$76	$79
Current payments due under the Master Settlement Agreement	68,591	11,886
Income taxes payable, net	3,462	—
Current operating lease liability	3,860	3,838
Other current liabilities	139,961	149,487
Total current liabilities	215,950	165,290
Notes payable, long-term debt and other obligations, less current portion	1,399,631	1,398,591
Non-current employee benefits	69,164	68,970
Deferred income taxes, net	31,307	34,768
Non-current operating lease liability	7,885	8,853
Payments due under the Master Settlement Agreement	11,116	13,224
Other liabilities	18,169	22,944
Total liabilities	1,753,222	1,712,640
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 154,938,177 and 153,959,427 shares issued and outstanding	15,494	15,396
Additional paid-in capital	12,183	11,172
Accumulated deficit	(852,863)	(852,398)
Accumulated other comprehensive loss	(15,466)	(15,723)
Total Vector Group Ltd. stockholders' deficiency	(840,652)	(841,553)
Total liabilities and stockholders' deficiency	$912,570	$871,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Tobacco*	$309,048	$268,463
Real estate	2,994	2,525
Total revenues	312,042	270,988

Expenses:
Cost of sales:
Tobacco*	211,537	164,031
Real estate	1,278	876
Total cost of sales	212,815	164,907

Operating, selling, administrative and general expenses	24,029	30,101
Litigation settlement and judgment expense	72	5
Operating income	75,126	75,975

Other income (expenses):
Interest expense	(25,098)	(28,721)
Loss on extinguishment of debt	—	(21,362)
Equity in (losses) earnings from investments	(2,242)	577
Equity in (losses) earnings from real estate ventures	(1,877)	1,589
Other, net	(1,145)	2,706
Income before provision for income taxes	44,764	30,764
Income tax expense	12,222	9,214
Income from continuing operations	32,542	21,550
Income from discontinued operations, net of income taxes	—	10,407
Net income	$32,542	$31,957

Per basic common share:

Net income from continuing operations applicable to common shares	$0.21	$0.14
Net income from discontinued operations applicable to common shares	—	0.06
Net income applicable to common shares	$0.21	$0.20

Per diluted common share:

Net income from continuing operations applicable to common shares	$0.21	$0.14
Net income from discontinued operations applicable to common shares	—	0.06
Net income applicable to common shares	$0.21	$0.20

* Revenues and cost of sales include federal excise taxes of $116,079, and $97,714 for the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2022	2021

Net income	$32,542	$31,957

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(1,222)	(182)
Net unrealized losses (gains) reclassified into net income	1,165	(41)
Net unrealized losses on investment securities available for sale	(57)	(223)

Net change in pension-related amounts:
Amortization of loss	404	482

Other comprehensive income	347	259

Income tax effect on:
Change in net unrealized losses on investment securities	316	49
Net unrealized losses (gains) reclassified into net income on investment securities	(301)	11
Pension-related amounts	(105)	(130)
Income tax provision on other comprehensive income	(90)	(70)

Other comprehensive income, net of tax	257	189

Comprehensive income	$32,799	$32,146

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2022	153,959,427	$15,396	$11,172	$(852,398)	$(15,723)	$(841,553)
Net income	—	—	—	32,542	—	32,542
Total other comprehensive income	—	—	—	—	257	257
Dividends on common stock ($0.20 per share)	—	—	—	(31,767)	—	(31,767)
Restricted stock grants	1,070,000	107	(107)	—	—	—
Surrender of shares in connection with restricted stock vesting	(91,250)	(9)	(1,029)	—	—	(1,038)
Stock-based compensation	—	—	2,147	—	—	2,147
Other	—	—	—	(1,240)	—	(1,240)
Balance as of March 31, 2022	154,938,177	$15,494	$12,183	$(852,863)	$(15,466)	$(840,652)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2021	153,324,629	$15,332	$—	$(653,945)	$(21,074)	$(659,687)
Net income	—	—	—	31,957	—	31,957
Total other comprehensive income	—	—	—	—	189	189
Dividends on common stock ($0.20 per share)	—	—	—	(31,618)	—	(31,618)
Restricted stock grant	870,000	87	(87)	—	—	—
Stock-based compensation	—	—	2,660	—	—	2,660
Balance as of March 31, 2021	154,194,629	$15,419	$2,573	$(653,606)	$(20,885)	$(656,499)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Net cash provided by operating activities	$74,796	$78,364
Cash flows from investing activities:
Sale of investment securities	16,933	10,228
Maturities of investment securities	21,105	13,968
Purchase of investment securities	(27,231)	(38,441)
Proceeds from sale or liquidation of long-term investments	—	4,389
Purchase of long-term investments	(1,000)	(5,813)
Investments in real estate ventures	(8,488)	(8,087)
Distributions from investments in real estate ventures	3,310	7,577
Increase in cash surrender value of life insurance policies	(765)	(564)
Increase in restricted assets	—	(3)
Capital expenditures	(1,222)	(1,931)
Paydowns of investment securities	63	172
Net cash provided by (used in) investing activities	2,705	(18,505)
Cash flows from financing activities:
Proceeds from issuance of debt	—	875,000
Deferred financing costs	—	(20,000)
Repayments of debt	(11)	(853,158)
Borrowings under revolving credit facility	67,298	259
Repayments on revolving credit facility	(67,298)	(259)
Dividends on common stock	(31,658)	(32,273)
Other	(938)	(21)
Net cash used in financing activities	(32,607)	(30,452)
Net increase in cash, cash equivalents and restricted cash	44,894	29,407
Cash, cash equivalents and restricted cash, beginning of period	194,849	365,677
Cash, cash equivalents and restricted cash, end of period	$239,743	$395,084

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
(b)Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statements of stockholders’ deficiency to the extent of retained earnings. Any amounts exceeding retained earnings are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available and then to accumulated deficit.

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS for discontinued operations and net income available to common stockholders was as follows:

	Three Months Ended
	March 31,
	2022	2021
Net income from continuing operations	$32,542	$21,550
Net income from discontinued operations	—	10,407
Net income	32,542	31,957
Income from continuing operations attributable to participating securities	(983)	(776)
Net income applicable to common shares	$31,559	$31,181

Net income for purposes of determining basic and diluted EPS for continuing operations applicable to common shares was as follows:

	Three Months Ended
	March 31,
	2022	2021
Net income from continuing operations	$32,542	$21,550
Income from continuing operations attributable to participating securities	(983)	(754)
Net income available to common stockholders	$31,559	$20,796

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS for continuing and discontinued operations were calculated using the following common shares:

	Three Months Ended
	March 31,
	2022	2021
Weighted-average shares for basic EPS	152,586,900	152,249,440
Plus incremental shares related to stock options and non-vested restricted stock	158,353	134,650
Weighted-average shares for diluted EPS	152,745,253	152,384,090

It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.

The following non-vested restricted stock was outstanding during the three months ended March 31, 2022 and 2021, but was not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock was greater than the average market price of the common shares during the respective periods.

	Three Months Ended
	March 31,
	2022	2021
Weighted-average shares of non-vested restricted stock	—	97,222
Weighted-average expense per share	$—	$14.31

(d)Other, net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2022	2021
Interest and dividend income	$450	$534
Net (losses) gains recognized on investment securities	(3,039)	2,415
Net periodic benefit cost other than the service costs	(236)	(244)
Other income	1,680	1
Other, net	$(1,145)	$2,706

(e)Other Assets:

Other assets consisted of:

	March 31, 2022	December 31, 2021
Restricted assets	$1,551	$1,551
Prepaid pension costs	44,866	44,585
Other assets	34,467	30,549
Total other assets	$80,884	$76,685

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)Other Current Liabilities:

Other current liabilities consisted of:

	March 31, 2022	December 31, 2021
Accounts payable	$7,453	$9,443
Accrued promotional expenses	57,610	55,647
Accrued excise and payroll taxes payable, net	21,375	22,919
Accrued interest	32,667	30,676
Accrued salaries and benefits	4,042	13,982
Allowance for sales returns	6,063	6,669
Other current liabilities	10,751	10,151
Total other current liabilities	$139,961	$149,487

(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$238,305	$193,411
Restricted cash and cash equivalents included in other assets	1,438	1,438
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$239,743	$194,849

(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 under the Transition Services Agreement and $491 under the Aircraft Lease Agreement during the three months ended March 31, 2022.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $900 and $2,357 from these projects for the three months ended March 31, 2022 and 2021, respectively.

(i)New Accounting Pronouncements:

ASUs to be adopted in future periods:
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

2.    REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenues by segment.
Tobacco. Tobacco segment revenues are not disaggregated because all revenues are generated from the discount segment of the U.S. cigarette industry.

Real Estate. Real Estate segment revenues are disaggregated in the table below.

	Three Months Ended
	March 31,
	2022	2021
Real Estate Segment Revenues
Sales on facilities primarily from Escena	$2,969	$1,625
Revenues from investments in real estate	25	900
Total real estate revenues	$2,994	$2,525

3.    LEASES

The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating lease cost	$1,125	$1,166
Short-term lease cost	103	91
Variable lease cost	56	52

Finance lease cost:
Amortization	14	16
Interest on lease liabilities	2	3
Total lease cost	$1,300	$1,328

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,235	$1,266
Operating cash flows from finance leases	2	3
Financing cash flows from finance leases	14	15

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	7
Finance leases	—	—

As of March 31, 2022, the Company had $120 in undiscounted lease payments relating to operating leases for equipment that have not yet commenced. The operating leases will commence in the second half of 2022 with lease terms ranging between 2 and 3 years.

4.    DISCONTINUED OPERATIONS

On December 29, 2021, the Company completed the distribution to its stockholders (including Vector common stock underlying outstanding stock options awards and restricted stock awards) of the common stock of Douglas Elliman Inc. (the “Distribution”).

There were no assets or liabilities of discontinued operations of Douglas Elliman as of March 31, 2022 or December 31, 2021.

The financial results of Douglas Elliman through the completion of the Distribution are presented as income from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents financial results of Douglas Elliman for the periods prior to the completion of the Distribution:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Revenues:
Real estate	$—	$272,776

Expenses:
Cost of sales	—	198,635

Operating, selling, administrative and general expenses	—	59,913
Operating income	—	14,228

Other income (expenses):
Interest expense	—	(30)
Other, net	—	48
Pretax income from discontinued operations	—	14,246
Income tax expense	—	3,839
Income from discontinued operations	$—	$10,407

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table presents the information regarding certain components of cash flows from discontinued operations:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Depreciation and amortization	$—	$2,123
Non-cash lease expense	—	4,487

Capital expenditures	—	(597)

5.    INVENTORIES

Inventories consisted of:

	March 31, 2022	December 31, 2021
Leaf tobacco	$40,483	$38,825
Other raw materials	9,115	7,560
Work-in-process	692	2,639
Finished goods	66,328	64,218
Inventories at current cost	116,618	113,242
LIFO adjustments	(18,627)	(18,627)
	$97,991	$94,615

All of the Company’s inventories at March 31, 2022 and December 31, 2021 are reported under the LIFO method. The $18,627 LIFO adjustment as of March 31, 2022 reduced the current cost of inventories by $12,128 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process and $5,652 for Finished goods. The $18,627 LIFO adjustment as of December 31, 2021 reduced the current cost of inventories by $12,128 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process and $5,652 for Finished goods.

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $20,971 and $20,450 at March 31, 2022 and December 31, 2021, respectively. Federal excise tax capitalized in inventory was $26,021 and $25,160 at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, Liggett had tobacco purchase commitments of approximately $8,293. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	March 31, 2022	December 31, 2021
Debt securities available for sale	$91,838	$103,906

Equity securities at fair value:
Marketable equity securities	18,962	19,560
Mutual funds invested in debt securities	22,538	23,221
Long-term investment securities at fair value (1)	31,057	32,089
Total equity securities at fair value	72,557	74,870

Total investment securities at fair value	164,395	178,776
Less:
Long-term investment securities at fair value (1)	31,057	32,089
Current investment securities at fair value	$133,338	$146,687

Long-term investment securities at fair value (1)	$31,057	$32,089
Equity-method investments	18,742	20,984
Total long-term investments	$49,799	$53,073

Equity securities at cost (2)	$6,200	$5,200
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

Net (losses) gains recognized on investment securities were as follows:

	Three Months Ended
	March 31,
	2022	2021
Net (losses) gains recognized on equity securities	$(1,874)	$2,374
Net gains recognized on debt securities available for sale	—	55
Impairment expense	(1,165)	(14)
Net (losses) gains recognized on investment securities	$(3,039)	$2,415
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at March 31, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$91,827	$11	$—	$91,838

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of debt securities available for sale at March 31, 2022.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$5,585	$4,805	$780	$—
Corporate securities	55,324	30,317	25,007	—
U.S. mortgage-backed securities	19,173	1,793	17,380	—
Commercial paper	10,540	10,540	—	—
Foreign fixed-income securities	1,216	1,216	—	—
Total debt securities available for sale by maturity dates	$91,838	$48,671	$43,167	$—

The components of debt securities available for sale at December 31, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$103,838	$68	$—	$103,906

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at March 31, 2022 and December 31, 2021, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended
	March 31,
	2022	2021
Gross realized gains on sales	$1	$56
Gross realized losses on sales	(1)	(1)
Net gains recognized on debt securities available for sale	$—	$55

Impairment expense	$(1,165)	$(14)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value during the three and three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended
	March 31,
	2022	2021
Net (losses) gains recognized on equity securities	$(1,874)	$2,374
Less: Net gains recognized on equity securities sold	293	169
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(2,167)	$2,205

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 11. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $514 related to long-term investment securities at fair value as of March 31, 2022.

The Company received cash distributions of $202 and $4,389 related to its long-term investment securities at fair value for the three months ended March 31, 2022 and 2021, respectively. The Company classified the $202 distributions as operating cash inflows for the three months ended March 31, 2022 and the $4,389 distributions as investing cash inflows for the three months ended March 31, 2021.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	March 31, 2022	December 31, 2021
Mutual fund and hedge funds	$18,742	$20,984

At March 31, 2022, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.45% to 37.70%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

Equity in (losses) earnings from investments were:

	Three Months Ended
	March 31,
	2022	2021
Mutual fund and hedge funds	$(2,242)	$577

(d) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at March 31, 2022 and December 31, 2021, respectively. The total carrying value of these investments was $6,200 as of March 31, 2022 and $5,200 as of December 31, 2021, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2022 and 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	March 31, 2022	December 31, 2021
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	4.2% - 37.0%	$21,266	$22,654
All other U.S. areas	19.6% - 89.1%	60,359	57,485
		81,625	80,139
Apartment Buildings:
All other U.S. areas	50.0%	11,391	11,900
		11,391	11,900
Hotels:
New York City SMSA	0.4% - 12.3%	1,347	1,635
International	49.0%	1,259	1,522
		2,606	3,157
Commercial:
New York City SMSA	49.0%	8,070	—
All other U.S. areas	1.6%	7,444	7,290
		15,514	7,290

Other:	15.0% - 49.0%	367	2,576
Investments in real estate ventures		$111,503	$105,062
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.
Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$369	$180
All other U.S. areas	—	6,661
	369	6,841
Hotels:
New York City SMSA	49	1,246
	49	1,246
Commercial:
New York City SMSA	8,070	—
	8,070	—

Total contributions	$8,488	$8,087

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2022 and March 31, 2021. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$900	$—
All other U.S. areas	—	2,833
	900	2,833
Apartment Buildings:
All other U.S. areas	200	4,608
	200	4,608
Commercial:
All other U.S. areas	218	136
	218	136

Other	2,725	—
Total distributions	$4,043	$7,577

Of the distributions received by New Valley from its investment in real estate ventures, $733 were from distributions of earnings for the three months ended March 31, 2022, and $3,310 and $7,577 were a return of capital for the three months ended March 31, 2022 and 2021, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (losses) from Real Estate Ventures:

New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Three Months Ended
	March 31,
	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$(1,216)	$(1,505)
All other U.S. areas	(482)	(41)
	(1,698)	(1,546)
Apartment Buildings:
All other U.S. areas	(309)	4,608
	(309)	4,608
Hotels:
New York City SMSA	(494)	(462)
International	(263)	(506)
	(757)	(968)
Commercial:
New York City SMSA	—	122
All other U.S. areas	372	93
	372	215

Other:	515	(720)
Equity in (losses) earnings from real estate ventures	$(1,877)	$1,589

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of one real estate venture because it controls the activities that most significantly impact the economic performance of the real estate venture. Consequently, New Valley consolidates this variable interest entity (“VIE”).

The carrying amount of the consolidated assets of the VIE was $0 at both March 31, 2022 and December 31, 2021. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of March 31, 2022 and December 31, 2021. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

March 31, 2022
Condominium and Mixed Use Development:
New York City SMSA	$21,266
All other U.S. areas	60,359
81,625
Apartment Buildings:
All other U.S. areas	11,391
11,391
Hotels:
New York City SMSA	1,347
International	1,259
2,606
Commercial:
New York City SMSA	8,070
All other U.S. areas	7,444
15,514

Other	367
Total maximum exposure to loss	$111,503

New Valley capitalized $3,716 and $430 of interest costs into the carrying value of its ventures whose projects were currently under development for three months ended March 31, 2022 and 2021, respectively.
Combined Financial Statements for Unconsolidated Subsidiaries Accounted for under the Equity Method:

Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Other (Witkoff GP Partners).

Other:

	Three Months Ended
	March 31,
	2022	2021
Income Statement
Revenue	$—	$21
Other expenses	2,829	300,829
Loss from continuing operations	$(2,829)	$(300,808)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	March 31, 2022	December 31, 2021
Escena, net	$9,039	$9,098
Investments in real estate, net	$9,039	$9,098

Escena.  The assets of “Escena, net” were as follows:

	March 31, 2022	December 31, 2021
Land and land improvements	$8,520	$8,520
Building and building improvements	1,926	1,926
Other	1,636	1,643
	12,082	12,089
Less accumulated depreciation	(3,043)	(2,991)
	$9,039	$9,098

New Valley recorded operating income of $1,239 and $370 for the three months ended March 31, 2022 and 2021, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California. In April 2022, New Valley sold Escena and received approximately $15,300 in net cash proceeds. The Company will account for the transaction in its condensed consolidated statement of operations for the three months ended June 30, 2022.

8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	March 31, 2022	December 31, 2021
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,543 and $2,647	552,457	552,353
Liggett:
Revolving credit facility	24	24
Equipment loans	58	64
Other	24	32
Notes payable, long-term debt and other obligations	1,427,563	1,427,473
Less:
Debt issuance costs	(27,856)	(28,803)
Total notes payable, long-term debt and other obligations	1,399,707	1,398,670
Less:
Current maturities	(76)	(79)
Amount due after one year	$1,399,631	$1,398,591

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.75% Senior Secured Notes due 2029 — Vector:
As of March 31, 2022, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
6.125% Senior Secured Notes due 2025 — Vector:
On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 for the three months ended March 31, 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
10.5% Senior Notes due 2026 — Vector:
As of March 31, 2022, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
Revolving Credit Agreement — Liggett:
As of March 31, 2022, there was $24 outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $83,500 based on eligible collateral at March 31, 2022. As of March 31, 2022, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.
Non-Cash Interest Expense — Vector:

	Three Months Ended
	March 31,
	2022	2021
Amortization of debt discount, net	$105	$94
Amortization of debt issuance costs	998	893
Loss on extinguishment of 6.125% Senior Secured Notes	—	8,349
	$1,103	$9,336

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes	$1,427,457	$1,361,869	$1,427,353	$1,426,176
Liggett and other	106	108	120	124
Notes payable and long-term debt	$1,427,563	$1,361,977	$1,427,473	$1,426,300

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2022 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2022 and 2021, Liggett incurred tobacco product liability legal expenses and costs totaling $1,645 and $1,525 respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of March 31, 2022, Liggett had no outstanding bonds.
In June 2009, Florida amended its existing bond cap statute by adding a $200,000 bond cap that applies to all Florida tobacco litigation in the aggregate and establishes individual bond caps in amounts that vary depending on the number of judgments in effect at a given time. The maximum amount of any such bond for an appeal in the Florida state courts will be no greater than $5,000. In several cases, plaintiffs challenged the constitutionality of the bond cap statute, but to date the courts have upheld the constitutionality of the statute. It is possible that the Company’s consolidated financial position, results of operations, and cash flows could be materially adversely affected by an unfavorable outcome of such challenges.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of March 31, 2022, there were 61 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	30
Illinois	14
Nevada	5
New Mexico	4
Hawaii	4
Louisiana	2
Massachusetts	1
South Carolina	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of March 31, 2022, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett faces the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 9, management is unable to

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case, except as discussed herein and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 207 Engle progeny cases for approximately $8,200 in the aggregate. Three of those settlements occurred in the first quarter of 2022.
Notwithstanding the comprehensive nature of the Engle progeny settlements, 25 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of March 31, 2022, Liggett paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan, and Santoro.
Liggett Only Cases
There are currently five cases where Liggett is the sole defendant: Cowart and Baluja are Individual Actions and Tumin, Forbing, and Alvarez are Engle progeny cases. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of March 31, 2022, there were eight Individual Actions (Camacho, Geist, Harcourt, Johnson, Lane, Mendez, Rowan, and Sweet) scheduled for trial through March 31, 2023, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
Maryland Cases
Liggett was a defendant in 16 multi-defendant personal injury cases in Maryland alleging claims arising from asbestos and tobacco exposure (“synergy cases”). In June 2017, after the Court of Appeals (Maryland’s highest court) ruled that joinder of tobacco and asbestos cases may be possible in certain circumstances and then remanded the case, the trial court dismissed all synergy cases against the tobacco company defendants, including Liggett, without prejudice. At some point, Plaintiffs may seek appellate review or file new cases against the tobacco companies.
Class Actions
As of March 31, 2022, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
In November 1997, in Young v. American Tobacco Co., a purported class action was brought on behalf of plaintiff and all similarly situated residents in Louisiana who, though not themselves cigarette smokers, allege they were exposed to and suffered injury from secondhand smoke from cigarettes. The plaintiffs seek an unspecified amount of compensatory and punitive damages. The case has been stayed since March 2016 pending completion of the smoking cessation program ordered by the court in Scott v. The American Tobacco Co.
In February 1998, in Parsons v. AC & S Inc., a purported class action was brought on behalf of plaintiff and all West Virginia residents who allegedly have claims arising from their exposure to cigarette smoke and asbestos fibers and seeks compensatory and punitive damages. The case has been stayed since December 2000 as a result of bankruptcy petitions filed by three co-defendants.

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
Health Care Cost Recovery Actions
As of March 31, 2022, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
The claims asserted in health care cost recovery actions vary, but can include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Although no specific damage amounts are typically pleaded, it is possible that requested damages might be in the billions of dollars. In these cases, plaintiffs have asserted equitable claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 4.1% of the total cigarettes sold in the United States in 2021. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2021, Liggett and Vector Tobacco pre-paid $169,500 of their approximate $179,000 2021 MSA obligation, the balance of which was paid in April 2022, subject to applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 - 2021. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2021, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
    In June 2010, after the PMs prevailed in 48 of 49 motions to compel arbitration, the parties commenced the arbitration for the 2003 NPM Adjustment. That arbitration concluded in September 2013. It was followed by various challenges filed in state courts by states that did not prevail in the arbitration. Those challenges resulted in reductions, but not elimination of, the amounts awarded. Since then, the PMs have settled the NPM Adjustment dispute with 39 states representing approximately 80% of the MSA allocable share.
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
As a result of the settlements described above, Liggett and Vector Tobacco reduced cost of sales for three months ended March 31, 2022 and 2021 by $4,781 and $1,675 respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of March 31, 2022, Liggett and Vector Tobacco had accrued approximately $11,100 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of March 31, 2022, there remains approximately $49,800 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2020 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. Further, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed Liggett had failed to make payments under the respective settlement agreements with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments from March 2022 forward being subject to an inflation adjustment.
Mississippi Litigation. In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states (the “1996 Agreement”) alleging that Liggett owes Mississippi at least $27,000 in compensatory damages and interest. In April 2017, the Chancery Court ruled, over Liggett’s objections, that the 1996 Agreement should be enforced as Mississippi claims and referred the matter first to arbitration and then to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In April 2021, following confirmation of the final arbitration award, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement was approximately $16,700, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of the principal amount allegedly due).
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and has reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond will likely be required.
Liggett may be required to make additional payments to Mississippi and/or Texas which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2022 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2022	$11,886	$3,918	$15,804	$13,224	$17,680	$30,904
Expenses	56,199	72	56,271	—	—	—
NPM Settlement adjustment	(15)	—	(15)	(2,108)	—	(2,108)
Change in MSA obligations capitalized as inventory	521	—	521	—	—	—
Payments	—	(3,917)	(3,917)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,566	3,566	—	(3,566)	(3,566)
Interest on withholding	—	124	124	—	472	472
Balance as of March 31, 2022	$68,591	$3,763	$72,354	$11,116	$14,586	$25,702

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    INCOME TAXES

The Company’s effective income tax rate is based on expected income, statutory rates, valuation allowances against deferred tax assets, and any tax planning opportunities available to the Company. For interim financial reporting, the Company estimates the annual effective income tax rate based on full year projections and applies the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. The Company refines annual estimates as new information becomes available. The Company’s tax rate does not bear a relationship to statutory tax rates due to permanent differences, which are primarily related to nondeductible compensation and state taxes.
The Company’s income tax expense consisted of the following:

	Three Months Ended
	March 31,
	2022	2021
Income before provision for income taxes	$44,764	$30,764
Income tax expense using estimated annual effective income tax rate	12,222	9,214
Income tax expense	$12,222	$9,214

There are no discrete items for the three months ended March 31, 2022 or the three months ended March 31, 2021.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$153,948	$153,948	$—	$—

Commercial paper (1)	43,002	—	43,002	—

Certificates of deposit (2)	110	—	110	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	18,962	18,962	—	—
Mutual funds invested in debt securities	22,538	22,538	—	—
Total equity securities at fair value	41,500	41,500	—	—
Debt securities available for sale
U.S. government securities	5,585	—	5,585	—
Corporate securities	55,324	—	55,324	—
U.S. government and federal agency	19,173	—	19,173	—
Commercial paper	10,540	—	10,540	—
Foreign fixed-income securities	1,216	—	1,216	—
Total debt securities available for sale	91,838	—	91,838	—

Total investment securities at fair value	133,338	41,500	91,838	—

Long-term investments
Long-term investment securities at fair value (3)	31,057	—	—	—
Total	$361,455	$195,448	$134,950	$—

Liabilities:
Fair value of contingent liability	$965	$—	$—	$965
Total	$965	$—	$—	$965

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(2)    Amounts included in current restricted assets and non-current restricted assets on the condensed consolidated balance sheets.
(3)    In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2021
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$130,583	$130,583	$—	$—

Commercial paper (1)	24,426		24,426	—

Certificates of deposit (2)	110		110	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	19,560	19,560	—	—
Mutual funds invested in debt securities	23,221	23,221	—	—
Total equity securities at fair value	42,781	42,781	—	—
Debt securities available for sale
U.S. government securities	6,481	—	6,481	—
Corporate securities	47,531	—	47,531	—
U.S. government and federal agency	19,572	—	19,572	—
Commercial paper	29,103	—	29,103	—
Foreign fixed-income securities	1,219	—	1,219	—
Total debt securities available for sale	103,906	—	103,906	—

Total investment securities at fair value	146,687	42,781	103,906	—

Long-term investments
Long-term investment securities at fair value (3)	32,089	—	—	—
Total	$333,895	$173,364	$128,442	$—

Liabilities:
Fair value of contingent liability	$2,646	$—	$—	$2,646
Total	$2,646	$—	$—	$2,646

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The only Level 3 asset or liability is the guarantee of a contingent liability related to Douglas Elliman. The Company calculates the fair value of the liability using a Monte Carlo simulation model. The unobservable inputs related to the valuation are the estimated fair value of the underlying asset, the risk-free rate for the remaining term of the liability and the leverage-adjusted equity volatility of peer firms. These values were $593,203, 1.06%, 29.58% at March 31, 2022 and $776,351, 0.39%, 26.13% at December 31, 2021.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2022 and December 31, 2021, respectively, except for investments in real estate ventures that were impaired as of December 31, 2021.

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

The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decline in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $2,713 of impairment charges were included in equity in losses from real estate ventures for the year ended December 31, 2021.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.    SEGMENT INFORMATION

The Company’s business segments for the three months ended March 31, 2022 and 2021 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three months ended March 31, 2022 and 2021 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended March 31, 2022
Revenues	$309,048		$2,994	$—	$312,042
Operating income (loss)	77,639	(1)	975	(3,488)	75,126
Equity in losses from real estate ventures	—		(1,877)	—	(1,877)
Depreciation and amortization	1,477		60	313	1,850
Capital expenditures	1,208		1	13	1,222

Three months ended March 31, 2021
Revenues	$268,463		$2,525	$—	$270,988
Operating income (loss)	81,599	(2)	1,032	(6,656)	75,975
Equity in earnings from real estate ventures	—		1,589	—	1,589
Depreciation and amortization	1,760		65	231	2,056
Capital expenditures	937		—	397	1,334

(1) Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $72 of litigation settlement and judgment expense.
(2) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $5 of litigation settlement and judgment expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2021 and Notes thereto, included in our 2021 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2022 and 2021.
Basis of Presentation
The Condensed Consolidated Financial Statements included in this Form 10-Q present the financial position of Vector Group Ltd., a Delaware corporation, as of March 31, 2022 and December 31, 2021 and the results of our operations for the three months ended March 31, 2022 and 2021 giving effect to the distribution of Douglas Elliman Inc. (the “Distribution”) with the historical financial results of Douglas Elliman reflected as discontinued operations. The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Condensed Consolidated Financial Statements refer only to Vector Group’s continuing operations and do not include discussion of balances or activity of Douglas Elliman.

Overview
We are a holding company and are engaged principally in two business segments:
•Tobacco: the manufacture and sale of discount cigarettes in the United States through our Liggett Group LLC and Vector Tobacco LLC subsidiaries, and
•Real Estate: the real estate investment business through our subsidiary, New Valley LLC, which (i) has interests in numerous real estate projects across the United States and (ii) is seeking to acquire or invest in additional real estate properties or projects.
Our tobacco subsidiaries’ cigarettes are produced in 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•Eagle 20’s
•Montego
•Pyramid
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

The financial results of Douglas Elliman through the distribution date are presented as income from discontinued operations, net of income taxes on our condensed consolidated statements of operations and are not included in our results from continuing operations discussed below. See Note 4.

Recent Developments
Montego. From August 2020 to February 2022, Liggett has expanded the distribution of its Montego deep discount brand nationally. Montego was Liggett’s second-largest brand for the three months ended March 31, 2022. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s unit volume represented approximately 38% for the three months ended March 31, 2022 compared to approximately 10% of total unit volume sales for the three months ended March 31, 2021.
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the twelve months ended March 31, 2022, approximately 19% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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
Mississippi Litigation. In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states (the “1996 Agreement”) alleging that Liggett owes Mississippi at least $27,000 in compensatory damages and interest. In April 2017, the Chancery Court ruled, over Liggett’s objections, that the 1996 Agreement should be enforced as Mississippi claims and referred the matter first to arbitration and then to a Special Master for further proceedings to determine the amount of damages, if any, to be awarded. In April 2021, following confirmation of the final arbitration award, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement was approximately $16,700, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of the principal amount allegedly due).
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi, and has reserved all rights to appeal this and other issues at the conclusion of the case. In the event Liggett appeals an adverse judgment, the posting of a bond will likely be required.
Liggett may be required to make additional payments to either Mississippi or Texas which could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2022 and 2021 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes Escena and investments in real estate ventures.

	Three Months Ended
	March 31,
	2022		2021
Revenues:
Tobacco	$309,048		$268,463
Real estate	2,994		2,525
Total revenues	$312,042		$270,988
Operating income (loss):
Tobacco	$77,639	(1)	$81,599	(2)
Real estate	975		1,032
Corporate and Other	(3,488)		(6,656)
Total operating income	$75,126		$75,975
(1)     Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $72 of litigation settlement and judgment expense.
(2) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $5 of litigation settlement and judgment expense.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Revenues. Total revenues were $312,042 for the three months ended March 31, 2022 compared to $270,988 for the three months ended March 31, 2021. The $41,054 (15.1%) increase in revenues was primarily due to a $40,585 increase in Tobacco revenues related to increased unit volume and a $469 increase in Real Estate revenues.
Cost of sales. Total cost of sales was $212,815 for the three months ended March 31, 2022 compared to $164,907 for the three months ended March 31, 2021. The $47,908 (29.1%) increase in cost of sales was primarily due to a $47,506 increase in Tobacco cost of sales primarily related to increased sales volume, and a $402 increase in Real Estate cost of sales.
Expenses. Operating expenses were $24,101 for the three months ended March 31, 2022 compared to $30,106 for the same period last year. The $6,005 (19.9%) decline was due to a $3,168 decline in Corporate and Other expense and a $2,961 decline in Tobacco expenses. This was offset by a $124 increase in Real Estate expenses for the three months ended March 31, 2022.
Operating income. Operating income was $75,126 for the three months ended March 31, 2022 compared to operating income of $75,975 for the same period last year. Tobacco operating income declined by $3,960 due primarily to declines in net pricing and higher per unit MSA expense, while Real Estate operating income declined $57. This was offset by a decline in Corporate and Other operating loss of $3,168.
Other expenses. Other expenses were $30,362 for the three months ended March 31, 2022 compared to other expenses of $45,211 for the three months ended March 31, 2021. For the three months ended March 31, 2022, other expenses primarily consisted of interest expense of $25,098, equity in losses from investments of $2,242, equity in losses from real estate ventures of $1,877 and other expenses of $1,145. For the three months ended March 31, 2021, other expenses primarily consisted of interest expense of $28,721 and loss on extinguishment of debt of $21,362. This was offset by other income of $2,706, equity in earnings from real estate ventures $1,589 and equity in earnings from investments of $577.

Income before provision for income taxes. Income before income taxes was $44,764 and $30,764 for the three months ended March 31, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $12,222 for the three months ended March 31, 2022 compared to income tax expense of $9,214 for the three months ended March 31, 2021. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. Liggett increased the list price of Eagle 20’s, Pyramid, Liggett Select, Eve and Grand Prix by $0.16 per pack on April 29, 2022, $0.15 per pack in January 2022, $0.15 per pack in September 2021, $0.14 per pack in June 2021, and $0.14 per pack in January 2021. Effective May 1, 2022, Liggett reduced its Montego promotional spending of $0.10 per pack.
All of our Tobacco sales were in the discount category in 2022 and 2021. For the three months ended March 31, 2022, Tobacco revenues were $309,048 compared to $268,463 for the three months ended March 31, 2021. Revenues increased by $40,585 (15.1%) due primarily to an 18.7% (362 million units) increase in unit sales volume, partially offset by a decline in the average selling price of our brands. The average selling price of our brands declined due to a shift in volume from our higher priced Eagle 20’s and Pyramid brands to Montego.
Eagle 20’s remains Liggett’s primary discount cigarette brand and its percentage of Liggett’s total unit sales declined from 61% in the three months ended March 31, 2021 to 41% for the three months ended March 31, 2022. Montego is now Liggett’s second largest brand and its unit volume increased from 10% of total unit sales in the three months ended March 31, 2021 to 38% for the three months ended March 31, 2022. Pyramid, Liggett’s third largest brand, declined from 21% of total unit volume sales in the three months ended March 31, 2021 to 16% for the three months ended March 31, 2022.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2022		2021

Manufacturing overhead, raw materials and labor	$32,765		$27,261
Customer shipping and handling	1,993		1,416
Federal excise taxes, net	116,079		97,714
FDA expense	6,624		6,072
MSA expense, net of market share exemption	54,076	(1)	31,568	(2)
Total cost of sales	$211,537		$164,031
(1) Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
(2) Includes $2,722 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of our cost of sales because, under the terms of the MSA, we have no payment obligations except to the extent that our tobacco subsidiaries’ market share of the U.S. cigarette market exceeds 1.92%. We estimate MSA expense based on total domestic taxable cigarette shipments in the United States, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.47 per pack for the three months ended March 31, 2022 from our estimate of $0.33 per pack from the three months ended March 31, 2021. (We estimated our MSA expense was $0.40 per pack for the year ended December 31, 2021.)

Our MSA expense is impacted by total domestic taxable cigarette shipments in the United States. As of March 31, 2022, we estimate taxable shipments in the U.S. will decline by 7.0% in 2022 compared to our estimate as of March 31, 2021 of a decline of 6.0% in 2021. (The actual change in 2021 taxable shipments was a decline of 6.2%.) We estimate our 2022 projected annual MSA expense changes by approximately $1,800 for each 1% change from 2021 shipment volumes in the U.S. market.

Inflationary pressures also impact Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. For the three months ended March 31, 2022, Liggett’s management assumed an inflation adjustment to MSA expense of 7% compared to an assumption of 4% for the three months ended March 31, 2021. (The actual inflation adjustment to the MSA in 2021 was 7%.) Our annual MSA expense increases by approximately $2,300 for each 1% increase in inflation over 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett had not been impacted by inflation. During the three months ended March 31, 2022, Liggett experienced a 4.1% increase in leaf tobacco and raw materials (on a per unit basis) compared to no change in prices during the three months ended March 31, 2021. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 2.1% increase in production costs (on a per unit basis) during the three months ended March 31, 2022, compared to a decline in total production costs of 2.8% during the three months ended March 31, 2021.
Tobacco gross profit was $97,511 for the three months ended March 31, 2022 compared to $104,432 for the three months ended March 31, 2021, a decline of $6,921 (6.6%). This decline in gross profit for the three months ended March 31, 2022 was primarily attributable to lower net pricing caused by a shift in volume to Liggett’s lower priced Montego brand. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin declined from 61.2% in the 2021 period to 50.5% in the 2022 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $19,800 for the three months ended March 31, 2022 compared to $22,828 for the three months ended March 31, 2021. The decline of $3,028 was mainly due to lower professional fees and expenses. Tobacco product liability legal expenses, including settlements and judgments, were $1,645 and $1,525 for the three months ended March 31, 2022 and 2021, respectively.
Tobacco operating income. Tobacco operating income was $77,639 for the three months ended March 31, 2022 compared to $81,599 for the three months ended March 31, 2021. The decline of $3,960 (4.9%) was attributable to lower gross profit partially offset by lower operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $2,994 and $2,525 for the three months ended March 31, 2022 and 2021, respectively. Real Estate revenues increased by $469, which was primarily related to sales on facilities from Escena. In April 2022, New Valley sold Escena and received approximately $15,300 in net cash proceeds. We will account for the transaction in our condensed consolidated statement of operations for the three months ended June 30, 2022.

Real Estate revenues, cost of sales, expenses and operating income for the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Three Months Ended
	March 31,
	2022		2021
Real Estate Revenues:
Sales on facilities from Escena	$2,969		$1,625
Revenues from investments in real estate	25		900
Total real estate revenues	$2,994		$2,525

Real Estate Cost of Sales:
Cost of sales on facilities from Escena	$1,278		$2,361
Total real estate cost of sales	$1,278		$2,361

Operating, selling, administrative and general expenses	$741		$617

Operating income	$975	1032000	$1,032

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $3,488 for the three months ended March 31, 2022 compared to $6,656 for the same period in 2021.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2022:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2022	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Escena, net (liquidated April 2022)	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$(1,894)	$10,933	$9,039	$—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$(1,894)	$10,933	$9,039	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$7,166	$(4,414)	$2,752	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,485)	6,485	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	17,188	(17,188)	—	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	19.6%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	5,588	(5,588)	—	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	57	(57)	—	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(4,817)	4,328	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	(394)	394	—	—	5,200	SF	—		4	R	September 2019	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(2,906)	7,786	—	8,741	SF	76,919	SF	15	R	July 2021	August 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	2,177	20,275	—	472,000	SF	15,000	SF	291	R	April 2020	September 2024
9 DeKalb Avenue	Brooklyn, NY	April 2019	4.2%	5,000	1,400	6,400	—	450,000	SF	120,000	SF	540	R	March 2019	February 2023
Natura	Miami, FL	December 2019	77.8%	7,354	5,450	12,804	—	460,000	SF	—		460	R	December 2019	November 2022
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(149)	3,960	—	58,000	SF	—		15	R	October 2020	December 2022
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	50.0%	1,882	156	2,038	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	89.1%	19,500	1,782	21,282	—	320,000	SF	8,000	SF	472	R	July 2022	September 2024
3621 Collins Ave (3)	Miami Beach, FL	March 2022	2.5%	1,000	—	1,000		TBD						TBD	TBD
Condominium and Mixed Use Development				$115,527	$(32,902)	$82,625	$—

Riverchase Landing	Hoover, AL	October 2021	50.0%	$11,700	$(309)	$11,391	$—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$11,700	$(309)	$11,391	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(7,855)	$827	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street (4)	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,484)	1,327	(157)	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,789)	1,259	—	52	Acres	—		101	H	N/A	N/A
Parker New York (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(480)	520	—	470,000	SF	—		587 99	H R	May 2020	December 2022
Hotels				$14,246	$(11,797)	$2,449	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(4,200)	$8,070	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	3,945	3,499	7,444	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$16,215	$(701)	$15,514	$—

Witkoff GP Partners (5)	Multiple	March 2017	15.0%	$9,986	$(9,619)	$367	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(14,406)	14,406	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	(1,041)	1,041	—	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(5,461)	$5,828	$367	$—

Investments in real estate ventures				$152,227	$(39,881)	$112,346	$—

Total Carrying Value				$150,333	$(28,948)	$121,385	$—

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
(3) The 3621 Collins Ave venture is measured at cost, less impairment, following the guidance under ASC 821. The investment is included in Other Assets on the condensed consolidated balance sheets.
(4) Equity in losses in excess of the joint ventures' carrying value were $157 as of March 31, 2022, and are classified in Other current liabilities.
(5) The Witkoff GP Partners venture includes a $367 investment in 500 Broadway, a Condominium and Mixed Use Development in Santa Monica, CA.
N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of March 31, 2022 were $12,353. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the three months ended March 31, 2022, New Valley capitalized $3,716 of interest costs and utilized (reversed) $20 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $44,894 and $29,407 for the three months ended March 31, 2022 and 2021, respectively.
Cash provided by operations was $74,796 and $78,364 for the three months ended March 31, 2022 and 2021, respectively. The decline in cash provided from operations related primarily to the absence of cash from operations from Douglas Elliman for the three months ended March 31, 2022 as a result of the Distribution and changes in working capital (other than our MSA liability) as a result of additional payments of liabilities and a higher increase in accounts receivable (due to increased revenues) for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The amounts were offset by increased obligations due under the MSA (due to increased unit volumes) for the three months ended March 31, 2022 as well as the absence, in 2022, of premiums paid during the three months ended March 31, 2021 to retire our 6.125% Senior Secured Notes due 2025.
Cash provided by investing activities was $2,705 for the three months ended March 31, 2022 and cash used in investing activities was $18,505 for the three months ended March 31, 2021. In the first three months of 2022, cash provided by investing activities was from the sale of investment securities of $16,933, maturities of investment securities of $21,105, distributions from investments in real estate ventures of $3,310, and paydowns of investment securities of $63. This was offset by the purchase of investment securities of $27,231, investments in real estate ventures of $8,488, capital expenditures of $1,222, an increase in cash surrender value of life insurance policies of $765, and purchase of long-term investments of $1,000. In the first three months of 2021, cash used in investing activities was for the purchase of investment securities of $38,441, investments in real estate ventures of $8,087, capital expenditures of $1,931, an increase in cash surrender value of life insurance policies of $564, purchase of long-term investments of $5,813, and an increase in restricted assets of $3. This was offset by the sale of investment securities of $10,228, paydowns of investment securities of $172, maturities of investment securities of $13,968, distributions from investments in real estate ventures of $7,577, and proceeds from the sale or liquidation of long-term investments of $4,389.
Cash used in financing activities was $32,607 and $30,452 for the three months ended March 31, 2022 and 2021, respectively. In the first three months of 2022, cash was used for the dividends on common stock of $31,658, repayments of debt of $11, and other of $938. In the first three months of 2021, cash used in financing activities consisted primarily of dividends and distributions on common stock of $32,273 and was offset by net impact of the refinancing of our Senior Secured Notes. The refinancing consisted of proceeds of $875,000 from the issuance of our 5.75% Senior Secured Notes due 2029 offset by deferred financing costs of $20,000 and the retirement of our 6.125% Senior Secured Notes due 2025 of $850,000. In addition, cash used in financing activities in the 2021 period consisted of additional debt retirements of $3,158.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $108,600, dividends on our outstanding common shares of approximately $128,800, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and income taxes.
As of March 31, 2022, we had cash and cash equivalents of $238,305 (including $45,572 of cash at Liggett), investment securities and long-term investments, which were carried at $183,137 (see Note 6 to condensed consolidated financial statements). As of March 31, 2022, our investments in real estate ventures were carried at $111,503 and our investment in real estate, net of accumulated depreciation, was carried at $9,039.

Limitation of interest expense deductible for income taxes. Since 2018, the amount of interest expense that is deductible in the computation of income tax liability has been limited to a percentage of adjusted taxable income, as defined by applicable law. In 2019 and 2020, the amount of deductible interest expense was limited to 50% of taxable income before interest, depreciation and amortization and, in 2021, the amount was limited to 30% of taxable income before interest, depreciation and amortization. In 2022, the amount is limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. As a result of interest expense that is allocated to our real estate businesses (from the holding company) not being subject to the limitation, all of our interest expense to date has been tax deductible; however, after the Distribution, the allocation of interest expense to our real estate business is expected to decline. Without the benefit of such an excepted trade or business, a portion of our interest expense in future years may not be deductible, which may increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt.
Tobacco Litigation. As of March 31, 2022, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.

Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, approximately 25 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In addition, Liggett may be required to make additional payments, including posting a bond to appeal any adverse judgment, related to the Mississippi litigation which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. See Recent Developments in Litigation.
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
Vector Indebtedness.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the three months ended March 31, 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
5.75% Senior Secured Notes due 2029. On January 28, 2021, we completed the sale of $875,000 in aggregate principal amount of our 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) contained in Rule 144A and Regulation S thereunder. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees in connection with the offering. We used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all of our outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and premium thereon, on January 28, 2021.
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before the final stated maturity date of our 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date. Prior to February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at any time at a make-whole redemption price. On or after February 1, 2024, we may redeem some or all of the 5.75% Senior Secured Notes at a premium that will decline over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to February 1, 2024, we may redeem up to 40% of the aggregate outstanding amount of the 5.75% Senior Secured Notes with the net proceeds of certain equity offerings at 105.75% of the aggregate principal amount of the 5.75% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 5.75% Senior Secured Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture governing the 5.75% Senior Secured Notes (the “2029 Indenture”), each holder of the 5.75% Senior Secured Notes may require us to repurchase some or all of our 5.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2029 Indenture, we must offer to repurchase the 5.75% Senior Secured Notes at the prices listed in the 2029 Indenture.
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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of March 31, 2022.

	Indenture	March 31, 2022
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$408,772
Leverage ratio, as defined	<3.0 to 1	2.42 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.1 to 1

As of March 31, 2022, we were in compliance with all debt covenants related to the 2029 Indenture.
10.5% Senior Notes due 2026. In 2018 and 2019, we sold $325,000 and $230,000, respectively, in aggregate principal amount of our 10.5% Senior Notes to qualified institutional buyers and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S thereunder. The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses.
The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. We may presently redeem such bonds at price of 105.25% and the redemption price declines to 102.625% on November 1, 2022 and 100% on November 1, 2023. In addition, in the event of a change of control, as defined in the indenture governing the 10.5% Senior Notes (the “2026 Indenture”), each holder of the 10.5% Senior Notes may require us to make an offer to repurchase some or all of our 10.5% Senior Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2026 Indenture, we must offer to repurchase the 10.5% Senior Notes at the prices listed in the 2026 Indenture.
The indenture governing our 10.5% Senior Notes contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by us, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the indenture to our 10.5% Senior Notes) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the indenture to our 10.5% Senior Notes) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The indenture to our 10.5% Senior Notes also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the indenture to our 10.5% Senior Notes) to exceed 3.75 to 1.0, unless our 10.5% Senior Notes are secured on an equal and ratable basis. Our Fixed Charge Coverage Ratio is defined in the indenture to our 10.5% Senior Notes as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the indenture to our 10.5% Senior Notes). Our Net Leverage Ratio is defined in the indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the indenture to our 10.5% Senior Notes. Our Secured Leverage Ratio is defined in the indenture to our 10.5% Senior Notes as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the indenture to our 10.5% Senior Notes.
The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of March 31, 2022.

Covenant	Indenture Requirement	March 31, 2022
Consolidated EBITDA, as defined	N/A	$347,184
Fixed charge coverage ratio, as defined	>2.0 to 1	3.16 to 1
Net leverage ratio, as defined	<4.0 to 1	2.5 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.47 to 1
As of March 31, 2022, we were in compliance with all of the debt covenants related to the 2026 Indenture.

Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of March 31, 2022 and the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2022 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of March 31, 2022 and December 31, 2021 and the related Summarized Combined Statements of Operations for the three months ended March 31, 2022 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	March 31, 2022	December 31, 2021
Assets:
Current assets	$505,607	$487,797
Noncurrent assets	270,874	274,292
Intercompany receivables from Nonguarantor Subsidiaries	2,302	1,832

Liabilities:
Current liabilities	224,200	194,097
Noncurrent liabilities	1,525,770	1,536,792

Summarized Combined Statements of Operations:

	Three Months Ended
	March 31,
	2022	2021
Revenues	$309,048	$268,486
Cost of sales	211,537	164,031
Operating income	74,241	75,018
Net income	31,634	19,891

Liggett Credit Facility. As of March 31, 2022, there was $24 outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $83,500 based on eligible collateral at March 31, 2022. At March 31, 2022, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $364,319 for the last twelve months ended March 31, 2022.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of March 31, 2022, we and our subsidiaries had total outstanding indebtedness of approximately $1,430,100. Of this amount, $875,000 comprised of the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We currently believe that our cigarette operations will generate positive cash flow and will continue to be able to sustain its operations in 2022 without any significant liquidity concerns.

In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $238,300, investment securities at fair value of approximately $133,338, long-term investments with an estimated value of approximately $49,800, and availability under Liggett’s credit facility of approximately $83,500 at March 31, 2022. Management currently anticipates that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
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
As of March 31, 2022, there was an outstanding balance of $24 on the Liggett Credit Facility which also has variable interest rates. As of March 31, 2022, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.
We held debt securities available for sale totaling $91,838 as of March 31, 2022. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of March 31, 2022, we held various investments in equity securities with a total fair value of $72,557, of which $41,500 represents equity securities at fair value and $31,057 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of March 31, 2022, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $7,256.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation
    There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below:
Menthol and Flavorings
On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the twelve months ended March 31, 2022, approximately 19% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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
Further information on the risks and uncertainties to our business include the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below:

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

In July 2017, FDA announced a comprehensive plan for tobacco and nicotine regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. On April 29, 2021, FDA announced that it intends to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes within the next year. FDA indicated that the proposed rule will be one of the agency’s highest priorities. The rule making process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. For the last twelve months ended March 31, 2022, approximately 19% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry

As part of the comprehensive plan announced in July 2017, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rule making, which FDA announced in March 2018. See Item 1. Business. Legislation and Regulation. At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. The rule making process could take years and once a final rule is issued it typically does not take effect for at least one year. We cannot predict how a nicotine tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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

It is likely that the TCA and further regulatory efforts by FDA could result in a decline in cigarette sales in the United States, including sales of Liggett’s and Vector Tobacco’s brands. Compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the law. Costs, however, could be substantial and could have a material adverse effect on the companies’ financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. Failure to comply with the law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting our competitive position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2022.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended March 31, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2022	—	$—	(1)	—	—
February 1 to February 28, 2022	91,250	10.76		—	—
March 1 to March 31, 2022	—	—		—	—
Total	91,250	$10.76		—	—

(1) Delivery of shares to us in payment of tax withholding in connection with several employees’ vesting in restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

3.2	Amended and Restated Bylaws of Vector Group Ltd., effective April 29, 2022 (incorporated by reference to Exhibit 3.2 of Vector’s Form 8-K dated April 29, 2022).

10.1	Amended and Restated Employment Agreement dated as of April 29, 2022, between Vector and Howard M. Lorber.

*22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of Vector’s Form 10-K for the year ended December 31, 20221).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 10, 2022