Form 10-Q
period 2022-06-30
VECTOR GROUP LTD
filed 2022-08-05
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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
☐ Yes ☒ No
    At August 4, 2022, Vector Group Ltd. had 154,795,902 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$323,885	$193,411
Investment securities at fair value	122,394	146,687
Accounts receivable - trade, net	29,728	16,067
Inventories	93,419	94,615
Income taxes receivable, net	4,279	10,948
Other current assets	7,938	10,075
Total current assets	581,643	471,803
Property, plant and equipment, net	36,030	36,883
Investments in real estate, net	—	9,098
Long-term investments (includes $29,090 and $32,089 at fair value)	45,522	53,073
Investments in real estate ventures	108,864	105,062
Operating lease right-of-use assets	9,272	10,972
Intangible assets	107,511	107,511
Other assets	105,762	76,685
Total assets	$994,604	$871,087
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$51	$79
Current payments due under the Master Settlement Agreement	136,245	11,886
Current operating lease liability	3,795	3,838
Other current liabilities	144,659	149,487
Total current liabilities	284,750	165,290
Notes payable, long-term debt and other obligations, less current portion	1,400,701	1,398,591
Non-current employee benefits	69,357	68,970
Deferred income taxes, net	33,518	34,768
Non-current operating lease liability	6,981	8,853
Payments due under the Master Settlement Agreement	11,116	13,224
Other liabilities	19,093	22,944
Total liabilities	1,825,516	1,712,640
Commitments and contingencies (Note 9)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 154,896,129 and 153,959,427 shares issued and outstanding	15,490	15,396
Additional paid-in capital	3,066	11,172
Accumulated deficit	(834,297)	(852,398)
Accumulated other comprehensive loss	(15,171)	(15,723)
Total Vector Group Ltd. stockholders' deficiency	(830,912)	(841,553)
Total liabilities and stockholders' deficiency	$994,604	$871,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Tobacco*	$374,312	$329,496	$683,360	$597,959
Real estate	12,890	8,058	15,884	10,583
Total revenues	387,202	337,554	699,244	608,542

Expenses:
Cost of sales:
Tobacco*	265,189	206,145	476,726	370,176
Real estate	6,049	7,746	7,327	8,622
Total cost of sales	271,238	213,891	484,053	378,798

Operating, selling, administrative and general expenses	25,196	29,770	49,225	59,871
Litigation settlement and judgment expense	57	—	129	5
Operating income	90,711	93,893	165,837	169,868

Other income (expenses):
Interest expense	(30,724)	(28,072)	(55,822)	(56,793)
Loss on extinguishment of debt	—	—	—	(21,362)
Equity in (losses) earnings from investments	(2,311)	941	(4,553)	1,518
Equity in (losses) earnings from real estate ventures	(460)	16,610	(2,337)	18,199
Other, net	(3,094)	8,613	(4,239)	11,319
Income before provision for income taxes	54,122	91,985	98,886	122,749
Income tax expense	14,969	27,004	27,191	36,218
Income from continuing operations	39,153	64,981	71,695	86,531
Income from discontinued operations, net of income taxes	—	28,324	—	38,731
Net income	$39,153	$93,305	$71,695	$125,262

Per basic common share:

Net income from continuing operations applicable to common shares	$0.25	$0.41	$0.46	$0.55
Net income from discontinued operations applicable to common shares	—	0.19	—	0.25
Net income applicable to common shares	$0.25	$0.60	$0.46	$0.80

Per diluted common share:

Net income from continuing operations applicable to common shares	$0.25	$0.41	$0.45	$0.55
Net income from discontinued operations applicable to common shares	—	0.19	—	0.25
Net income applicable to common shares	$0.25	$0.60	$0.45	$0.80

* Revenues and cost of sales include federal excise taxes of $137,884, $118,735, $253,963, and $216,449 for the three and six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$39,153	$93,305	$71,695	$125,262

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(671)	(122)	(1,893)	(304)
Net unrealized losses (gains) reclassified into net income	665	34	1,830	(7)
Net unrealized losses on investment securities available for sale	(6)	(88)	(63)	(311)

Net change in pension-related amounts:
Amortization of loss	404	481	808	963
Net change in pension-related amounts	404	481	808	963

Other comprehensive income	398	393	745	652

Income tax effect on:
Change in net unrealized losses on investment securities	172	33	488	82
Net unrealized losses (gains) reclassified into net income on investment securities	(171)	(9)	(472)	2
Pension-related amounts	(104)	(130)	(209)	(260)
Income tax provision on other comprehensive income	(103)	(106)	(193)	(176)

Other comprehensive income, net of tax	295	287	552	476

Comprehensive income	$39,448	$93,592	$72,247	$125,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2022	154,938,177	$15,494	$12,183	$(852,863)	$(15,466)	$—	$(840,652)
Net income	—	—	—	39,153	—	—	39,153
Total other comprehensive income	—	—	—	—	295	—	295
Dividends on common stock ($0.20 per share)	—	—	—	(31,759)	—	—	(31,759)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(42,048)	(4)	(515)	—	—	—	(519)
Stock-based compensation	—	—	2,570	—	—	—	2,570
Reallocation of distribution of Douglas Elliman	—	—	(11,172)	11,172	—	—	—
Balance as of June 30, 2022	154,896,129	$15,490	$3,066	$(834,297)	$(15,171)	$—	$(830,912)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of April 1, 2021	154,194,629	$15,419	$2,573	$(653,606)	$(20,885)	$—	$(656,499)
Net income	—	—	—	93,305	—	—	93,305
Total other comprehensive income	—	—	—	—	287	—	287
Distributions and dividends on common stock ($0.20 per share)	—	—	—	(31,610)	—	—	(31,610)
Restricted stock grant	3,500	1	(1)	—	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(42,029)	(4)	(604)	—	—	—	(608)
Stock-based compensation	—	—	3,080	—	—	—	3,080
Balance as of June 30, 2021	154,156,100	$15,416	$5,048	$(591,911)	$(20,598)	$—	$(592,045)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2022	153,959,427	$15,396	$11,172	$(852,398)	$(15,723)	$(841,553)
Net income	—	—	—	71,695	—	71,695
Total other comprehensive income	—	—	—	—	552	552
Dividends on common stock ($0.40 per share)	—	—	—	(63,526)	—	(63,526)
Restricted stock grants	1,070,000	107	(107)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(133,298)	(13)	(1,544)	—	—	(1,557)
Stock-based compensation	—	—	4,717	—	—	4,717
Reallocation of distribution of Douglas Elliman	—	—	(11,172)	11,172	—	—
Other	—	—	—	(1,240)	—	(1,240)
Balance as of June 30, 2022	154,896,129	$15,490	$3,066	$(834,297)	$(15,171)	$(830,912)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2021	153,324,629	$15,332	$—	$(653,945)	$(21,074)	$(659,687)
Net income	—	—	—	125,262	—	125,262
Total other comprehensive income	—	—	—	—	476	476
Dividends on common stock ($0.40 per share)	—	—	—	(63,228)	—	(63,228)
Restricted stock grant	873,500	88	(88)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(42,029)	(4)	(604)	—	—	(608)
Stock-based compensation	—	—	5,740	—	—	5,740
Balance as of June 30, 2021	154,156,100	$15,416	$5,048	$(591,911)	$(20,598)	$(592,045)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2022	2021
Net cash provided by operating activities	$211,211	$221,300
Cash flows from investing activities:
Sale of investment securities	21,011	23,477
Maturities of investment securities	36,357	36,461
Purchase of investment securities	(39,000)	(74,805)
Proceeds from sale or liquidation of long-term investments	1,101	8,009
Purchase of long-term investments	(1,000)	(6,963)
Investments in real estate ventures	(10,456)	(9,902)
Distributions from investments in real estate ventures	3,641	11,163
Increase in cash surrender value of life insurance policies	(1,282)	(1,348)
Increase in restricted assets	—	(5)
Issuance of notes receivable	(10)	—
Capital expenditures	(2,911)	(3,055)
Paydowns of investment securities	114	302
Net cash provided by (used in) investing activities	7,565	(16,666)
Cash flows from financing activities:
Proceeds from issuance of debt	—	875,000
Deferred financing costs	—	(20,109)
Repayments of debt	(17)	(856,316)
Borrowings under revolving credit facility	67,373	7,699
Repayments on revolving credit facility	(67,375)	(7,699)
Dividends on common stock	(63,327)	(63,738)
Other	(938)	(51)
Net cash used in financing activities	(64,284)	(65,214)
Net increase in cash, cash equivalents and restricted cash	154,492	139,420
Cash, cash equivalents and restricted cash, beginning of period	194,849	365,677
Cash, cash equivalents and restricted cash, end of period	$349,341	$505,097

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
(b)Distributions and Dividends on Common Stock:

The Company records distributions on its common stock as dividends in its condensed consolidated statements of stockholders’ deficiency to the extent of retained earnings and net income for the respective fiscal year. Any amounts exceeding retained earnings and net income are recorded as a reduction to additional paid-in capital to the extent paid-in-capital is available and then to accumulated deficit.

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS for discontinued operations and net income available to common stockholders was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income from continuing operations	$39,153	$64,981	$71,695	$86,531
Net income from discontinued operations	—	28,324	—	38,731
Net income	39,153	93,305	71,695	125,262
Income from continuing operations attributable to participating securities	(1,249)	(2,699)	(2,226)	(3,411)
Net income applicable to common shares	$37,904	$90,606	$69,469	$121,851

Net income for purposes of determining basic and diluted EPS for continuing operations applicable to common shares was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income from continuing operations	$39,153	$64,981	$71,695	$86,531
Income from continuing operations attributable to participating securities	(1,249)	(1,829)	(2,226)	(2,261)
Net income available to common stockholders	$37,904	$63,152	$69,469	$84,270

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Basic and diluted EPS for continuing and discontinued operations were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average shares for basic EPS	152,700,134	152,285,182	152,643,830	152,267,410
Plus incremental shares related to stock options and non-vested restricted stock	263,362	282,313	210,230	206,381
Weighted-average shares for diluted EPS	152,963,496	152,567,495	152,854,060	152,473,791

It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.

The following non-vested restricted stock was outstanding during the three and six months ended June 30, 2022 and 2021, but was not included in the computation of diluted EPS because the impact of the per share expense associated with the restricted stock was greater than the average market price of the common shares during the respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average shares of non-vested restricted stock	—	—	—	—
Weighted-average expense per share	$—	$—	$—	$—

(d)Other, net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income	$935	$457	$1,385	$991
Net (losses) gains recognized on investment securities	(4,130)	8,401	(7,169)	10,816
Net periodic benefit cost other than the service costs	(237)	(243)	(473)	(487)
Other income (expense)	338	(2)	2,018	(1)
Other, net	$(3,094)	$8,613	$(4,239)	$11,319

(e)Other Assets:

Other assets consisted of:

	June 30, 2022	December 31, 2021
Restricted assets	$25,569	$1,551
Prepaid pension costs	45,148	44,585
Other assets	35,045	30,549
Total other assets	$105,762	$76,685

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)Other Current Liabilities:

Other current liabilities consisted of:

	June 30, 2022	December 31, 2021
Accounts payable	$7,590	$9,443
Accrued promotional expenses	60,342	55,647
Accrued excise and payroll taxes payable, net	22,701	22,919
Accrued interest	30,676	30,676
Accrued salaries and benefits	5,979	13,982
Allowance for sales returns	6,496	6,669
Other current liabilities	10,875	10,151
Total other current liabilities	$144,659	$149,487

(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$323,885	$193,411
Restricted cash and cash equivalents included in other assets	25,456	1,438
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$349,341	$194,849

(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 and $2,100 under the Transition Services Agreement and $686 and $1,177 under the Aircraft Lease Agreement during the three and six months ended June 30, 2022.
The Company has agreed to indemnify Douglas Elliman for certain tax matters under the Tax Disaffiliation Agreement. The Company has recorded a payable of $553 in its condensed consolidated balance sheet as of June 30, 2022 as well as Other expense of $553 in its condensed consolidated statement of operations for each of the three and six months ended June 30, 2022 related to the tax indemnification.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $201, $4,228, $1,101, and $6,585 from these projects for the three and six months ended June 30, 2022 and 2021, respectively.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

SEC Proposed Rules
On March 21, 2022, the SEC proposed rule changes that would require registrants to provide certain climate-related information in their registration statements and annual reports. The proposed rules would require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks would also include disclosure of a registrant's greenhouse gas emissions, which have become a commonly used metric to assess a registrant's exposure to such risks. In addition, under the proposed rules, certain climate-related financial metrics would be required in a registrant's audited financial statements. The Company is currently evaluating the impact of the proposed rule changes.

2.    REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenues by segment.
Tobacco. Tobacco segment revenues are not disaggregated because all revenues are generated from the discount segment of the U.S. cigarette industry.

Real Estate. Real Estate segment revenues are disaggregated in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Real Estate Segment Revenues
Sales on facilities located on investments in real estate	$290	$1,308	$3,259	$2,933
Revenues from investments in real estate	12,600	6,750	12,625	7,650
Total real estate revenues	$12,890	$8,058	$15,884	$10,583

3.    LEASES

The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$1,110	$1,150	$2,235	$2,316
Short-term lease cost	101	92	204	183
Variable lease cost	140	53	196	105

Finance lease cost:
Amortization	6	14	20	30
Interest on lease liabilities	1	2	3	5
Total lease cost	$1,358	$1,311	$2,658	$2,639

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,455	$2,487
Operating cash flows from finance leases	3	5
Financing cash flows from finance leases	23	28

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	31	107
Finance leases	—	—

As of June 30, 2022, the Company had $120 in undiscounted lease payments relating to operating leases for equipment that have not yet commenced. The operating leases will commence in the second half of 2022 with lease terms ranging between 2 and 3 years.

4.    DISCONTINUED OPERATIONS

On December 29, 2021, the Company completed the distribution to its stockholders (including Vector common stock underlying outstanding stock options awards and restricted stock awards) of the common stock of Douglas Elliman Inc. (the “Distribution”).

There were no assets or liabilities of discontinued operations of Douglas Elliman as of June 30, 2022 or December 31, 2021.

The financial results of Douglas Elliman through the completion of the Distribution are presented as income from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents financial results of Douglas Elliman for the periods prior to the completion of the Distribution:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Revenues:
Real estate	$—	$391,975	$—	$664,751

Expenses:
Cost of sales	—	286,519	—	485,154

Operating, selling, administrative and general expenses	—	62,273	—	122,186
Operating income	—	43,183	—	57,411

Other income (expenses):
Interest expense	—	(43)	—	(73)
Equity in earnings from real estate ventures	—	75	—	75
Other, net	—	(3,035)	—	(2,987)
Pretax income from discontinued operations	—	40,180	—	54,426
Income tax expense	—	11,856	—	15,695
Income from discontinued operations	$—	$28,324	$—	$38,731

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following table presents the information regarding certain components of cash flows from discontinued operations:

	Six Months Ended June 30,
	2022	2021
	(Dollars in thousands)
Depreciation and amortization	$—	$4,220
Non-cash lease expense	—	9,094

Capital expenditures	—	(1,263)

5.    INVENTORIES

Inventories consisted of:

	June 30, 2022	December 31, 2021
Leaf tobacco	$38,416	$38,825
Other raw materials	10,172	7,560
Work-in-process	774	2,639
Finished goods	62,984	64,218
Inventories at current cost	112,346	113,242
LIFO adjustments	(18,927)	(18,627)
	$93,419	$94,615

All of the Company’s inventories at June 30, 2022 and December 31, 2021 are reported under the LIFO method. The $18,927 LIFO adjustment as of June 30, 2022 reduced the current cost of inventories by $12,428 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process and $5,652 for Finished goods. The $18,627 LIFO adjustment as of December 31, 2021 reduced the current cost of inventories by $12,128 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process and $5,652 for Finished goods.

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $21,419 and $20,450 at June 30, 2022 and December 31, 2021, respectively. Federal excise tax capitalized in inventory was $25,236 and $25,160 at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, Liggett had tobacco purchase commitments of approximately $20,033. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2025.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	June 30, 2022	December 31, 2021
Debt securities available for sale	$85,371	$103,906

Equity securities at fair value:
Marketable equity securities	14,967	19,560
Mutual funds invested in debt securities	22,056	23,221
Long-term investment securities at fair value (1)	29,090	32,089
Total equity securities at fair value	66,113	74,870

Total investment securities at fair value	151,484	178,776
Less:
Long-term investment securities at fair value (1)	29,090	32,089
Current investment securities at fair value	$122,394	$146,687

Long-term investment securities at fair value (1)	$29,090	$32,089
Equity-method investments	16,432	20,984
Total long-term investments	$45,522	$53,073

Equity securities at cost (2)	$6,200	$5,200
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

Net (losses) gains recognized on investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (losses) gains recognized on equity securities	$(3,465)	$8,435	$(5,339)	$10,809
Net gains recognized on debt securities available for sale	6	10	6	65
Impairment expense	(671)	(44)	(1,836)	(58)
Net (losses) gains recognized on investment securities	$(4,130)	$8,401	$(7,169)	$10,816
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at June 30, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$85,367	$4	$—	$85,371

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of debt securities available for sale at June 30, 2022.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$3,072	$2,296	$776	$—
Corporate securities	50,827	27,011	23,816	—
U.S. mortgage-backed securities	25,728	8,557	17,171	—
Commercial paper	4,529	4,529	—	—
Foreign fixed-income securities	1,215	1,215	—	—
Total debt securities available for sale by maturity dates	$85,371	$43,608	$41,763	$—

The components of debt securities available for sale at December 31, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$103,838	$68	$—	$103,906

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at June 30, 2022 and December 31, 2021, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gross realized gains on sales	$6	$11	$7	$67
Gross realized losses on sales	(1)	(1)	(1)	(2)
Net gains recognized on debt securities available for sale	$5	$10	$6	$65

Impairment expense	$(671)	$(44)	$(1,836)	$(58)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value during the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (losses) gains recognized on equity securities	$(3,465)	$8,435	$(5,339)	$10,809
Less: Net gains recognized on equity securities sold	13	4,054	306	4,223
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(3,478)	$4,381	$(5,645)	$6,586

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 11. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $514 related to long-term investment securities at fair value as of June 30, 2022.

The Company received cash distributions of $1,349 and $8,009 related to its long-term investment securities at fair value for the six months ended June 30, 2022 and 2021, respectively. Of the total $1,349 distributions, the Company classified $248 as operating cash inflows and $1,101 as investing cash inflows for the six months ended June 30, 2022, and the total $8,009 distributions were classified as investing cash inflows for the six months ended June 30, 2021.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	June 30, 2022	December 31, 2021
Mutual fund and hedge funds	$16,432	$20,984

At June 30, 2022, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.13% to 37.70%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

Equity in (losses) earnings from investments were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Mutual fund and hedge funds	$(2,311)	$941	$(4,553)	$1,518

(d) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at June 30, 2022 and December 31, 2021, respectively. The total carrying value of these investments was $6,200 as of June 30, 2022 and $5,200 as of December 31, 2021, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2022 and 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

7. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	June 30, 2022	December 31, 2021
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	4.2% - 37.0%	$20,147	$22,654
All other U.S. areas	12.5% - 89.1%	60,059	57,485
		80,206	80,139
Apartment Buildings:
All other U.S. areas	50.0%	10,576	11,900
		10,576	11,900
Hotels:
New York City SMSA	0.4% - 12.3%	1,098	1,635
International	49.0%	1,217	1,522
		2,315	3,157
Commercial:
New York City SMSA	49.0%	7,912	—
All other U.S. areas	1.6%	7,488	7,290
		15,400	7,290

Other:	15.0% - 49.0%	367	2,576
Investments in real estate ventures		$108,864	$105,062
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.
Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$498	$396
All other U.S. areas	1,682	6,661
	2,180	7,057
Hotels:
New York City SMSA	206	1,246
	206	1,246
Commercial:
New York City SMSA	8,070	—
	8,070	—

Other:	—	1,599
Total contributions	$10,456	$9,902

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the six months ended June 30, 2022 and 2021. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$1,032	$3,338
All other U.S. areas	—	13,594
	1,032	16,932
Apartment Buildings:
All other U.S. areas	400	17,567
	400	17,567
Commercial:
All other U.S. areas	476	219
	476	219

Other	4,459	—
Total distributions	$6,367	$34,718

Of the distributions received by New Valley from its investment in real estate ventures, $2,726 and $23,555 were from distributions of earnings for the six months ended June 30, 2022 and 2021, respectively, and $3,641 and $11,163 were a return of capital for the six months ended June 30, 2022 and 2021, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (losses) from Real Estate Ventures:

New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$(955)	$(967)	$(2,171)	$(2,472)
All other U.S. areas	(479)	7,315	(961)	7,274
	(1,434)	6,348	(3,132)	4,802
Apartment Buildings:
All other U.S. areas	(615)	12,959	(924)	17,567
	(615)	12,959	(924)	17,567
Hotels:
New York City SMSA	(248)	(386)	(742)	(848)
International	(42)	(23)	(305)	(529)
	(290)	(409)	(1,047)	(1,377)
Commercial:
New York City SMSA	(158)	(2,713)	(158)	(2,591)
All other U.S. areas	302	180	674	273
	144	(2,533)	516	(2,318)

Other:	1,735	245	2,250	(475)
Equity in (losses) earnings from real estate ventures	$(460)	$16,610	$(2,337)	$18,199

Investment in Real Estate Ventures Entered Into During the six months ended June 30, 2022:

In June 2022, New Valley invested $410 for an approximate 75.0% interest in Nash Square Upstream JV LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Nash Square Upstream JV LLC was $410 at June 30, 2022.

In June 2022, New Valley invested $1,000 for an approximate 25.0% interest in BH NV Aventura LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in BH NV Aventura LLC was $1,000 at June 30, 2022.

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of one real estate venture because it controls the activities that most significantly impact the economic performance of the real estate venture. Consequently, New Valley consolidates this variable interest entity (“VIE”).

The carrying amount of the consolidated assets of the VIE was $0 at both June 30, 2022 and December 31, 2021. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of June 30, 2022 and December 31, 2021. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.

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

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

June 30, 2022
Condominium and Mixed Use Development:
New York City SMSA	$20,147
All other U.S. areas	60,059
80,206
Apartment Buildings:
All other U.S. areas	10,576
10,576
Hotels:
New York City SMSA	1,098
International	1,217
2,315
Commercial:
New York City SMSA	7,912
All other U.S. areas	7,488
15,400

Other	367
Total maximum exposure to loss	$108,864

New Valley capitalized $1,028 and $2,051 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2022, respectively. New Valley capitalized $592 and $1,022 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2021, respectively.

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	June 30, 2022	December 31, 2021
Escena, net	$—	$9,098
Investments in real estate, net	$—	$9,098

New Valley recorded operating income of $77 and $90 for the three months ended June 30, 2022 and 2021, respectively, from Escena. New Valley recorded operating income of $1,316 and $280 for the six months ended June 30, 2022 and 2021, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California. In April 2022, New Valley sold Escena and received approximately $15,300 in net cash proceeds. The Company recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sale was presented as revenue and the cost of the investment as cost of sales on the condensed consolidated statements of operations.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	June 30, 2022	December 31, 2021
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,434 and $2,647	552,566	552,353
Liggett:
Revolving credit facility	23	24
Equipment loans	51	64
Other	—	32
Notes payable, long-term debt and other obligations	1,427,640	1,427,473
Less:
Debt issuance costs	(26,888)	(28,803)
Total notes payable, long-term debt and other obligations	1,400,752	1,398,670
Less:
Current maturities	(51)	(79)
Amount due after one year	$1,400,701	$1,398,591

5.75% Senior Secured Notes due 2029 — Vector:
As of June 30, 2022, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
6.125% Senior Secured Notes due 2025 — Vector:
On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 for the six months ended June 30, 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
10.5% Senior Notes due 2026 — Vector:
As of June 30, 2022, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
Revolving Credit Agreement — Liggett:
As of June 30, 2022, there was $23 outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $79,500 based on eligible collateral at June 30, 2022. As of June 30, 2022, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense — Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amortization of debt discount, net	$108	$97	$213	$191
Amortization of debt issuance costs	1,018	942	2,016	1,835
Loss on extinguishment of 6.125% Senior Secured Notes	—	—	—	8,349
	$1,126	$1,039	$2,229	$10,375

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes	$1,427,566	$1,248,116	$1,427,353	$1,426,176
Liggett and other	74	75	120	124
Notes payable and long-term debt	$1,427,640	$1,248,191	$1,427,473	$1,426,300

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 11 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2022 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2022 and 2021, Liggett incurred tobacco product liability legal expenses and costs totaling $3,323 and $3,067 respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of June 30, 2022, other than the bond regarding the Mississippi litigation (described below), there are no other litigation bonds posted.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of June 30, 2022, there were 61 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	28
Illinois	16
Nevada	5
New Mexico	4
Hawaii	4
Louisiana	2
Massachusetts	1
South Carolina	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of June 30, 2022, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 208 Engle progeny cases for approximately $8,200 in the aggregate. One of those settlements occurred in the second quarter of 2022.
Notwithstanding the comprehensive nature of the Engle progeny settlements, 24 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of June 30, 2022, Liggett paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan, and Santoro.
Liggett Only Cases
There are currently three cases where Liggett is the sole defendant: Cowart and Baluja are Individual Actions and Forbing, is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of June 30, 2022, there were five Individual Actions (Camacho, Grace, Martinez, Mendez, and Speed) scheduled for trial through June 30, 2023, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Class Actions
As of June 30, 2022, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of June 30, 2022, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
The 2004 NPM Adjustment arbitration commenced in 2016, with the arbitration panel issuing interim decisions on most individual states in September 2021, finding two of them liable for the NPM Adjustment; the final individual state hearing was concluded in March 2022, however a decision has not yet been issued. The two states determined by the arbitration panel to be

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

non-diligent have filed motions in applicable state courts and with the arbitration panels challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM Adjustment. The parties have selected an arbitration panel to address the NPM Adjustments for 2005-2007, and are engaged in discovery, with individual state hearings likely to start in the third quarter of 2022.
As a result of the settlements described above, Liggett and Vector Tobacco reduced cost of sales for the six months ended June 30, 2022 and 2021 by $7,280 and $3,935 respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of June 30, 2022, Liggett and Vector Tobacco had accrued approximately $11,100 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of June 30, 2022, there remains approximately $48,500 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2021 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a bond of $24,000.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2022 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2022	$11,886	$3,918	$15,804	$13,224	$17,680	$30,904
Expenses	133,149	129	133,278	—	—	—
NPM Settlement adjustment	(15)	—	(15)	(2,108)	—	(2,108)
Change in MSA obligations capitalized as inventory	969	—	969	—	—	—
Payments	(9,744)	(4,137)	(13,881)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,566	3,566	—	(3,566)	(3,566)
Interest on withholding	—	259	259	—	1,171	1,171
Balance as of June 30, 2022	$136,245	$3,735	$139,980	$11,116	$15,285	$26,401

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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before provision for income taxes	$54,122	$91,985	$98,886	$122,749
Income tax expense using estimated annual effective income tax rate	14,883	26,952	27,191	36,218
Changes in effective tax rates	86	52	—	—
Income tax expense	$14,969	$27,004	$27,191	$36,218

There are no discrete items for the three and six months ended June 30, 2022 and June 30, 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$210,258	$210,258	$—	$—

Commercial paper (1)	49,143	—	49,143	—

Certificates of deposit (2)	110	—	110	—

Money market funds securing legal bonds (2)	24,000	24,000	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	14,967	14,967	—	—
Mutual funds invested in debt securities	22,056	22,056	—	—
Total equity securities at fair value	37,023	37,023	—	—
Debt securities available for sale
U.S. government securities	3,072	—	3,072	—
Corporate securities	50,827	—	50,827	—
U.S. government and federal agency	25,728	—	25,728	—
Commercial paper	4,529	—	4,529	—
Foreign fixed-income securities	1,215	—	1,215	—
Total debt securities available for sale	85,371	—	85,371	—

Total investment securities at fair value	122,394	37,023	85,371	—

Long-term investments
Long-term investment securities at fair value (3)	29,090	—	—	—
Total	$434,995	$271,281	$134,624	$—

Liabilities:
Fair value of contingent liability	$182	$—	$—	$182
Total	$182	$—	$—	$182

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The only Level 3 asset or liability is the guarantee of a contingent liability related to Douglas Elliman. The Company calculates the fair value of the liability using a Monte Carlo simulation model. The unobservable inputs related to the valuation are the estimated fair value of the underlying asset, the risk-free rate for the remaining term of the liability and the leverage-adjusted equity volatility of peer firms. These values were $389,119, 1.72%, 32.22% at June 30, 2022 and $776,351, 0.39%, 26.13% at December 31, 2021.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2022 and December 31, 2021, respectively, except for investments in real estate ventures that were impaired as of December 31, 2021.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

12.    SEGMENT INFORMATION

The Company’s business segments for the three and six months ended June 30, 2022 and 2021 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three and six months ended June 30, 2022 and 2021 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended June 30, 2022
Revenues	$374,312		$12,890	$—	$387,202
Operating income (loss)	88,332	(1)	6,867	(4,488)	90,711
Equity in losses from real estate ventures	—		(460)	—	(460)
Depreciation and amortization	1,475		6	312	1,793

Three months ended June 30, 2021
Revenues	$329,496		$8,058	$—	$337,554
Operating income (loss)	103,179		(821)	(8,465)	93,893
Equity in earnings from real estate ventures	—		16,610	—	16,610
Depreciation and amortization	1,697		61	234	1,992

Six months ended June 30, 2022
Revenues	$683,360		$15,884	$—	$699,244
Operating income (loss)	165,971	(2)	7,842	(7,976)	165,837
Equity in losses from real estate ventures	—		(2,337)	—	(2,337)
Depreciation and amortization	2,952		66	625	3,643
Capital expenditures	2,872		1	38	2,911

Six months ended June 30, 2021
Revenues	$597,959		$10,583	$—	$608,542
Operating income (loss)	184,778	(3)	211	(15,121)	169,868
Equity in earnings from real estate ventures	—		18,199	—	18,199
Depreciation and amortization	3,457		126	465	4,048
Capital expenditures	1,375		—	417	1,792

(1) Operating income includes $57 of litigation settlement and judgment expense.
(2) Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $129 of litigation settlement and judgment expense.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2021 and Notes thereto, included in our 2021 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and six months ended June 30, 2022 and 2021.
Basis of Presentation
The Condensed Consolidated Financial Statements included in this Form 10-Q present the financial position of Vector Group Ltd., a Delaware corporation, as of June 30, 2022 and December 31, 2021 and the results of our operations for the three and six months ended June 30, 2022 and 2021 giving effect to the distribution of Douglas Elliman Inc. (the “Distribution”) with the historical financial results of Douglas Elliman reflected as discontinued operations. The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Condensed Consolidated Financial Statements refer only to Vector Group’s continuing operations and do not include discussion of balances or activity of Douglas Elliman.
The financial results of Douglas Elliman through the date of the Distribution are presented as income from discontinued operations, net of income taxes on our condensed consolidated statements of operations and are not included in our results from continuing operations discussed below. See Note 4 in our condensed consolidated financial statements.

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
•Montego
•Eagle 20’s
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

Recent Developments
Montego. From August 2020 to February 2022, Liggett has expanded the distribution of its Montego deep discount brand nationally. Montego became Liggett’s largest brand by volume during the three months ended June 30, 2022. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s unit volume represented approximately 43% of total unit volume sales for the three months ended June 30, 2022 compared to approximately 12% of total unit volume sales for the three months ended June 30, 2021 and approximately 41% for the six months ended June 30, 2022 compared to approximately 11% for the six months ended June 30, 2021.
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the twelve months ended June 30, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
Nicotine. On June 21, 2022, the FDA indicated it plans to publish a proposed rule in May 2023 that establishes a tobacco product standard reducing the level of nicotine in cigarettes to non-addictive levels. Under the Tobacco Control Act (“TCA”), FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the Tobacco Products Scientific Advisory Committee (“TPSAC”) for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard reducing nicotine, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a $24,000 bond in June 2022. We cannot predict the outcome of this matter but if the judgment is not overturned on appeal, it could have a material adverse effect on our consolidated financial position.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2022 and 2021 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment included our investment in New Valley, which includes investments in real estate and investments in real estate ventures.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2022		2021	2022		2021
Revenues:
Tobacco	$374,312		$329,496	$683,360		$597,959
Real estate	12,890		8,058	15,884		10,583
Total revenues	$387,202		$337,554	$699,244		$608,542
Operating income (loss):
Tobacco	$88,332	(1)	$103,179	$165,971	(2)	$184,778	(3)
Real estate	6,867		(821)	7,842		211
Corporate and Other	(4,488)		(8,465)	(7,976)		(15,121)
Total operating income	$90,711		$93,893	$165,837		$169,868
(1) Operating income includes $57 of litigation settlement and judgment expense.

(2) Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $129 of litigation settlement and judgment expense.
(3) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $5 of litigation settlement and judgment expense.

Pricing actions

Since January 1, 2021, Liggett has taken the following pricing actions.

		Brand
	Amount per pack	Montego	Eagle 20’s	Pyramid	Liggett Select, Eve and Grand Prix

January 25, 2021 (1)	$0.14	—	✓	✓	✓
June 28, 2021 (1)	0.14	—	✓	✓	✓
September 27, 2021 (1)	0.15	—	✓	✓	✓
January 31, 2022 (1)	0.10	✓	—	—	—
January 31, 2022 (1)	0.15	—	✓	✓	✓
April 29, 2022 (1)	0.16	—	✓	✓	✓
May 1,2022 (2)	0.10	✓	—	—	—
July 29, 2022 (1)	0.16	✓	✓	✓	✓
(1) List price increase
(2) Promotional spending reduction

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues. Total revenues were $387,202 for the three months ended June 30, 2022 compared to $337,554 for the three months ended June 30, 2021. The $49,648 (14.7%) increase in revenues was primarily due to a $44,816 increase in Tobacco revenues and a $4,832 increase in Real Estate revenues.
Cost of sales. Total cost of sales was $271,238 for the three months ended June 30, 2022 compared to $213,891 for the three months ended June 30, 2021. The $57,347 (26.8%) increase in cost of sales was primarily due to a $59,044 increase in Tobacco cost of sales. This was offset by a $1,697 decline in Real Estate cost of sales.
Expenses. Operating expenses were $25,253 for the three months ended June 30, 2022 compared to $29,770 for the same period last year. The $4,517 (15.2%) decline in operating expenses was primarily due to a $3,977 decline in Corporate and Other expenses and a $1,159 decline in Real Estate expenses. This was offset by a $619 increase in Tobacco expenses.
Operating income. Operating income was $90,711 for the three months ended June 30, 2022 compared to $93,893 for the same period last year. The $3,182 (3.4%) decline in operating income was due to a $14,847 decline in Tobacco operating income. This was offset by a $7,688 increase in Real Estate operating income and a decline of $3,977 in Corporate and Other operating loss.
Other expenses. Other expenses were $36,589 and $1,908 for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022, other expenses primarily consisted of interest expense of $30,724, other expenses of $3,094, equity in losses from investments of $2,311, and equity in losses from real estate ventures of $460. For the three months ended June 30, 2021, other expenses primarily consisted of interest expense of $28,072. This was offset by equity in earnings from real estate ventures of $16,610, other income of $8,613 and equity in earnings from investments of $941.
Income before provision for income taxes. Income before income taxes was $54,122 and $91,985 for the three months ended June 30, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $14,969 and $27,004 for the three months ended June 30, 2022 and 2021, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2022 and 2021. For the three months ended June 30, 2022, Tobacco revenues were $374,312 compared to $329,496 for the three months ended June 30, 2021. Revenues increased by $44,816 (13.6%) due primarily to a 16.2% (382 million units) increase in sales volume, partially offset by a decrease in the average selling price of our brands for the three months ended June 30, 2022.
Our current strategy for Montego is based on volume growth, while our current strategy for Eagle 20’s and Pyramid is based on income growth. Because Montego is in the volume growth phase, it became Liggett’s largest brand by volume during the three months ended June 30, 2022 and its volume has increased to approximately 43% of Liggett’s total unit sales for the three months ended June 30, 2022 from approximately 12% for the three months ended June 30, 2021. As a result of the growth in Montego’s volume and price increases that began in the fourth quarter of 2018, Eagle 20’s is now Liggett’s second largest brand and its percentage of Liggett’s total unit sales has declined to approximately 38% for the three months ended June 30, 2022 from approximately 60% for the three months ended June 30, 2021. Pyramid, Liggett’s third-largest brand, also declined to approximately 14% of Liggett’s total unit sales for the three months ended June 30, 2022 from approximately 21% for the three months ended June 30, 2021.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2022	2021

Manufacturing overhead, raw materials and labor	$40,427	$33,277
Customer shipping and handling	2,304	1,885
Federal excise taxes, net	137,884	118,735
FDA expense	7,624	5,622
MSA expense, net of market share exemption	76,950	46,626
Total cost of sales	$265,189	$206,145

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.92%. We estimate MSA expense based on total domestic taxable cigarette shipments in the United States, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.56 per pack for the three months ended June 30, 2022 from our estimate of $0.40 per pack from the three months ended June 30, 2021. (We estimated our MSA expense was $0.40 per pack for the year ended December 31, 2021.)
Our MSA expense is impacted by total domestic taxable shipments in the United States. As of June 30, 2022, we estimate taxable shipments in the U.S. will decline by 9.0% in 2022 compared to our estimate as of June 30, 2021 of a decline of 6.0% in 2021. (The actual change in 2021 taxable shipments was a decline of 6.1%.) We estimate our 2022 projected annual MSA expense changes by approximately $1,900 for each 1% change in U.S. shipment volumes.
Inflationary pressures also impact Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of June 30, 2022, Liggett’s management assumed an inflation adjustment to MSA expense of 9.0% compared to an assumption of 3.4% as of June 30, 2021. (The actual inflation adjustment to the MSA in 2021 was 7.0%.) Our annual MSA expense increases by approximately $2,400 for each 1% increase in inflation more than 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett had not been impacted by inflation. During the three months ended June 30, 2022, Liggett experienced an approximate 3.9% inflation increase in leaf tobacco and raw materials (on a per-unit basis) compared to 2.1% during the three months ended June 30, 2021. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 4.6% increase in production costs (on a per-unit basis) during the three months ended June 30, 2022, compared to an increase in total production costs of 5.3% during the three months ended June 30, 2021.
Tobacco gross profit was $109,123 for the three months ended June 30, 2022 compared to $123,351 for the three months ended June 30, 2021, a decline of $14,228 (11.5%). The decline in gross profit for the three months ended June 30, 2022 was primarily attributable to declines in net pricing (due to the growth of the Montego brand) and higher per unit MSA expense and was partially offset by a 16.2% increase in unit sales and increased pricing across all brands. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin declined from 58.5% in the 2021 period to 46.2% in the 2022 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $20,734 and $20,172 for the three months ended June 30, 2022 and 2021, respectively. The increase of $562 was mainly due to increased professional fees and expenses. Total tobacco product liability legal expenses, including settlements and judgments, were $1,678 and $1,542 for the three months ended June 30, 2022 and 2021, respectively.
Tobacco operating income. Tobacco operating income was $88,332 for the three months ended June 30, 2022 compared to $103,179 for the three months ended June 30, 2021. The decline of $14,847 (14.4%) was primarily attributable to lower gross profit along with increased operating, selling, general and administrative expenses.

Real Estate.
Real Estate revenues. Real Estate revenues were $12,890 and $8,058 for the three months ended June 30, 2022 and 2021, respectively. In April 2022, New Valley sold Escena and recognized $12,600 in revenues.
Real Estate revenues and cost of sales for the three months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended
	June 30,
	2022	2021
Real Estate Revenues:
Sales on facilities located on investments in real estate	$290	$1,308
Revenues from investments in real estate	12,600	6,750
Total real estate revenues	$12,890	$8,058

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$5,891	$6,744
Cost of sales on facilities located on investments in real estate	158	1,002
Total real estate cost of sales	$6,049	$7,746

Operating, selling, administrative and general expenses	$(26)	$1,133

Operating income (loss)	$6,867	$(821)
___________________________________
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $4,488 for the three months ended June 30, 2022 compared to $8,465 for the same period in 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues. Total revenues were $699,244 for the six months ended June 30, 2022 compared to $608,542 for the six months ended June 30, 2021. The $90,702 (14.9%) increase in revenues was primarily due to a $85,401 increase in Tobacco revenues related to increased unit volume and a $5,301 increase in Real Estate revenues.
Cost of sales. Total cost of sales was $484,053 for the six months ended June 30, 2022 compared to $378,798 for the six months ended June 30, 2021. The $105,255 (27.8%) increase in cost of sales was primarily due to a $106,550 increase in Tobacco cost of sales primarily related to increased sales volume, offset by a $1,295 decline in Real Estate cost of sales.
Expenses. Operating expenses were $49,354 for the six months ended June 30, 2022 compared to $59,876 for the same period last year. The $10,522 (17.6%) decline was due to a $7,145 decline in Corporate and Other expense, a $2,342 decline in Tobacco expenses and $1,035 decline in Real Estate expenses for the six months ended June 30, 2022.
Operating income. Operating income was $165,837 for the six months ended June 30, 2022 compared to operating income of $169,868 for the same period last year as a result of a decline in Tobacco operating income of $18,807 due primarily to declines in net pricing (due to the growth of the Montego brand) and higher per unit MSA expense. This was offset by an increase in Real Estate operating income of $7,631, which was associated with the sale of Escena, and a decline in Corporate and Other operating loss of $7,145.
Other expenses. Other expenses were $66,951 for the six months ended June 30, 2022 compared to other expenses of $47,119 for the six months ended June 30, 2021. For the six months ended June 30, 2022, other expenses primarily consisted of interest expense of $55,822, equity in losses from investments of $4,553, other expenses of $4,239, and equity in losses from real estate ventures of $2,337. For the six months ended June 30, 2021, other expenses primarily consisted of interest expense of $56,793 and loss on extinguishment of debt of $21,362. This was offset by other income of $11,319, equity in earnings from real estate ventures $18,199, and equity in earnings from investments of $1,518.
Income before provision for income taxes. Income before income taxes was $98,886 and $122,749 for the six months ended June 30, 2022 and 2021, respectively.

Income tax expense. Income tax expense was $27,191 for the six months ended June 30, 2022 compared to income tax expense of $36,218 for the six months ended June 30, 2021. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2022 and 2021. For the six months ended June 30, 2022, Tobacco revenues were $683,360 compared to $597,959 for the six months ended June 30, 2021. Revenues increased by $85,401 (14.3%) due primarily to an 17.3% (745 million units) increase in unit sales volume, partially offset by a decline in the average selling price of our brands. The average selling price of our brands declined due to a shift in volume from our higher priced Eagle 20’s and Pyramid brands to Montego.
Our current strategy for Montego is based on volume growth, while our current strategy for Eagle 20’s and Pyramid is based on income growth. Because Montego is in the volume growth phase, it became Liggett’s largest brand by volume during the six months ended June 30, 2022 and its volume has increased to approximately 41% of Liggett’s total unit sales for the six months ended June 30, 2022 from approximately 11% for the six months ended June 30, 2021. As a result of the growth in Montego’s volume and price increases that began in the fourth quarter of 2018, Eagle 20’s is now Liggett’s second largest brand and its percentage of Liggett’s total unit sales has declined to approximately 39% for the six months ended June 30, 2022 from approximately 60% for the six months ended June 30, 2021. Pyramid, Liggett’s third-largest brand, also declined to approximately 15% of Liggett’s total unit sales for the six months ended June 30, 2022 from approximately 21% for the six months ended June 30, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2022		2021

Manufacturing overhead, raw materials and labor	$73,192		$60,538
Customer shipping and handling	4,297		3,301
Federal excise taxes, net	253,963		216,449
FDA expense	14,248		11,694
MSA expense, net of market share exemption	131,026	(1)	78,194	(2)
Total cost of sales	$476,726		$370,176
(1) Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
(2) Includes $2,722 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.92%. We estimate MSA expense based on total domestic taxable cigarette shipments in the United States, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.52 per pack for the six months ended June 30, 2022 from our estimate of $0.36 per pack from the six months ended June 30, 2021. (We estimated our MSA expense was $0.40 per pack for the year ended December 31, 2021.)

Our MSA expense is impacted by total domestic taxable cigarette shipments in the United States. As of June 30, 2022, we estimate taxable shipments in the U.S. will decline by 9.0% in 2022 compared to our estimate as of June 30, 2021 of a decline of 6.0% in 2021. (The actual change in 2021 taxable shipments was a decline of 6.1%.) We estimate our 2022 projected annual MSA expense changes by approximately $1,900 for each 1% change in U.S. shipment volumes.

Inflationary pressures also impact Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. For the six months ended June 30, 2022, Liggett’s management assumed an inflation adjustment to MSA expense of 9% compared to an assumption of 3.4% for the six months ended June 30, 2021. (The actual inflation adjustment to the MSA in 2021 was 7.0%.) Our annual MSA expense increases by approximately $2,400 for each 1% increase in inflation more than 3%.

In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett had not been impacted by inflation. During the six months ended June 30, 2022, Liggett experienced a 3.9% increase in leaf tobacco and raw materials (on a per-unit basis) compared to 1.2% during the six months ended June 30, 2021. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 3.5% increase in production costs (on a per-unit basis) during the six months ended June 30, 2022, compared to a 1.1% increase in production costs during the six months ended June 30, 2021.
Tobacco gross profit was $206,634 for the six months ended June 30, 2022 compared to $227,783 for the six months ended June 30, 2021, a decline of $21,149 (9.3%). This decline in gross profit for the six months ended June 30, 2022 was primarily attributable to declines in net pricing (due to the growth of the Montego brand) and higher per unit MSA expense and was partially offset by a 17.3% increase in unit sales and increased pricing across all brands. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin declined from 59.7% in the 2021 period to 48.1% in the 2022 period.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $40,534 for the six months ended June 30, 2022 compared to $43,000 for the six months ended June 30, 2021. The decline of $2,466 was primarily due to lower professional fees and expenses. Tobacco product liability legal expenses, including settlements and judgments, were $3,323 and $3,067 for the six months ended June 30, 2022 and 2021, respectively.
Tobacco operating income. Tobacco operating income was $165,971 for the six months ended June 30, 2022 compared to $184,778 for the six months ended June 30, 2021. The decline of $18,807 (10.2%) was attributable to lower gross profit partially offset by lower operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $15,884 and $10,583 for the six months ended June 30, 2022 and 2021, respectively. Real Estate revenues increased by $5,301. In April 2022, New Valley sold Escena and recognized $12,600 in revenues.
Real Estate revenues, cost of sales, expenses and operating income for the six months ended June 30, 2022 and 2021, respectively, were as follows:

	Six Months Ended
	June 30,
	2022	2021
Real Estate Revenues:
Sales on facilities located on investments in real estate	$3,259	$2,933
Revenues from investments in real estate	12,625	7,650
Total real estate revenues	$15,884	$10,583

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$5,891	$6,744
Cost of sales on facilities located on investments in real estate	$1,436	$1,878
Total real estate cost of sales	$7,327	$8,622

Operating, selling, administrative and general expenses	$715	$1,750

Operating income	$7,842	$211

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $7,976 for the six months ended June 30, 2022 compared to $15,121 for the same period in 2021.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2022:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2022	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Escena, net (liquidated April 2022)	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$(17,307)	$17,307	$—	$—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$(17,307)	$17,307	$—	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$7,285	$(4,414)	$2,871	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,485)	6,485	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	17,188	(17,188)	—	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	19.6%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	5,456	(5,456)	—	—	63,000	SF	—		13	R	June 2017	TBD
Brookland (15 East 19th St)	Brooklyn, NY	April 2017	9.8%	57	(57)	—	—	24,000	SF	—		33	R	August 2017	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(5,740)	3,405	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
352 6th Avenue	Brooklyn, NY	February 2019	37.0%	(394)	394	—	—	5,200	SF	—		4	R	September 2019	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(3,035)	7,657	—	8,741	SF	76,919	SF	15	R	July 2021	August 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	1,203	19,301	—	472,000	SF	15,000	SF	251	R	April 2020	September 2024
9 DeKalb Avenue	Brooklyn, NY	April 2019	4.2%	5,000	1,214	6,214	—	450,000	SF	120,000	SF	540	R	March 2019	February 2023
Natura	Miami, FL	December 2019	77.8%	7,626	5,177	12,803	—	460,000	SF	—		460	R	December 2019	November 2022
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(172)	3,937	—	58,000	SF	—		15	R	October 2020	December 2022
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	1,882	72	1,954	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	89.1%	19,500	1,154	20,654	—	335,000	SF	8,000	SF	502	R	July 2022	April 2025
3621 Collins Ave (3)	Miami Beach, FL	March 2022	2.5%	1,000	—	1,000	—	TBD						TBD	TBD
Alchemy Nash Square	Raleigh, NC	June 2022	75.0%	410	—	410	—	TBD						TBD	TBD
2999 Aventura	Aventura, FL	June 2022	12.5%	$1,000	$—	$1,000	—	TBD						TBD	TBD
Condominium and Mixed Use Development				$117,196	$(35,990)	$81,206	$—

Riverchase Landing	Hoover, AL	October 2021	50.0%	$11,500	$(924)	$10,576	$—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$11,500	$(924)	$10,576	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(7,982)	$700	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,328)	1,328	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,831)	1,217	—	52	Acres	—		101	H	N/A	N/A
Parker New York (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(602)	398	—	470,000	SF	—		587 99	H R	May 2020	December 2022
Hotels				$14,402	$(12,087)	$2,315	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(4,358)	$7,912	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	3,686	3,802	7,488	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$15,956	$(556)	$15,400	$—

Witkoff GP Partners (4)	Multiple	March 2017	15.0%	$9,986	$(9,619)	$367	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(16,141)	16,141	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	(1,041)	1,041	—	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(7,196)	$7,563	$367	$—

Investments in real estate ventures				$151,858	$(41,994)	$109,864	$—

Total Carrying Value				$134,551	$(24,687)	$109,864	$—

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
(4) The Witkoff GP Partners venture includes a $367 investment in 500 Broadway, a Condominium and Mixed Use Development in Santa Monica, CA.
N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of June 30, 2022 were $10,668. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the six months ended June 30, 2022, New Valley capitalized $2,051 of interest costs and utilized (reversed) $40 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $154,492 and $139,420 for the six months ended June 30, 2022 and 2021, respectively.
Cash provided by operations was $211,211 and $221,300 for the six months ended June 30, 2022 and 2021, respectively. The decline in cash provided from operations related primarily to the absence of cash from operations from Douglas Elliman for the six months ended June 30, 2022 as a result of the Distribution. The amounts were offset by increased obligations due under the MSA (due to increased unit volumes) and lower payments made under the MSA for the six months ended June 30, 2022 as well as the absence, in 2022, of premiums paid during the six months ended June 30, 2021 to retire our 6.125% Senior Secured Notes due 2025.
Cash provided by investing activities was $7,565 for the six months ended June 30, 2022 and cash used in investing activities was $16,666 for the six months ended June 30, 2021. In the first six months of 2022, cash provided by investing activities was from the sale of investment securities of $21,011, maturities of investment securities of $36,357, distributions from investments in real estate ventures of $3,641, proceeds from the sale or liquidation of long-term investments of $1,101, and paydowns of investment securities of $114. This was offset by the purchase of investment securities of $39,000, investments in real estate ventures of $10,456, capital expenditures of $2,911, an increase in cash surrender value of life insurance policies of $1,282, purchase of long-term investments of $1,000, and issuance of a note receivable of $10. In the first six months of 2021, cash used in investing activities was for the purchase of investment securities of $74,805, investments in real estate ventures of $9,902, capital expenditures of $3,055, an increase in cash surrender value of life insurance policies of $1,348, purchase of long-term investments of $6,963, and an increase in restricted assets of $5. This was offset by the sale of investment securities of $23,477, paydowns of investment securities of $302, maturities of investment securities of $36,461, distributions from investments in real estate ventures of $11,163, and proceeds from the sale or liquidation of long-term investments of $8,009. Liggett anticipates entering into purchase commitments of approximately $15,000 related to factory modernization throughout 2022 and 2023. These capital expenditures will be incremental to Liggett’s recurring capital expenditure program.
Cash used in financing activities was $64,284 and $65,214 for the six months ended June 30, 2022 and 2021, respectively. In the first six months of 2022, cash was used for the dividends on common stock of $63,327, other of $938, repayments of debt of $17, and net repayments of debt under the revolver of $2. In the first six months of 2021, cash used in financing activities consisted primarily of dividends and distributions on common stock of $63,738 and was offset by net impact of the refinancing of our Senior Secured Notes. The refinancing consisted of proceeds of $875,000 from the issuance of our 5.75% Senior Secured Notes due 2029 offset by deferred financing costs of $20,109 and the retirement of our 6.125% Senior Secured Notes due 2025 of $850,000. In addition, cash used in financing activities in the 2021 period consisted of additional debt retirements of $6,316 and other of $51.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $108,600, dividends on our outstanding common shares of approximately $128,100, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and income taxes.
As of June 30, 2022, we had cash and cash equivalents of $323,885 (including $105,155 of cash at Liggett), investment securities and long-term investments, which were carried at $167,916 (see Note 6 to condensed consolidated financial statements). As of June 30, 2022, our investments in real estate ventures were carried at $108,864.

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

Tobacco Litigation. As of June 30, 2022, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, approximately 24 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. Liggett may be required to make additional payments to Mississippi which could have a material adverse effect on the Company’s consolidated financial position. The potential exposures for unpaid principal and pre-judgment interest were approximately $16,700 and $18,800 (as of August 2021), respectively. See Recent Developments in Tobacco-Related Litigation.
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
Vector Indebtedness.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the six months ended March 31, 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of June 30, 2022.

	Indenture	June 30, 2022
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$394,397
Leverage ratio, as defined	<3.0 to 1	2.31 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.93 to 1

As of June 30, 2022, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of June 30, 2022.

Covenant	Indenture Requirement	June 30, 2022
Consolidated EBITDA, as defined	N/A	$335,644
Fixed charge coverage ratio, as defined	>2.0 to 1	3.07 to 1
Net leverage ratio, as defined	<4.0 to 1	2.38 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.56 to 1
As of June 30, 2022, we were in compliance with all of the debt covenants related to the 2026 Indenture.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of June 30, 2022 and the related Condensed Consolidating Statements of Operations for the six months ended June 30, 2022 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of June 30, 2022 and December 31, 2021 and the related Summarized Combined Statements of Operations for the six months ended June 30, 2022 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	June 30, 2022	December 31, 2021
Assets:
Current assets	$607,845	$487,797
Noncurrent assets	290,907	274,292
Intercompany receivables from Nonguarantor Subsidiaries	1,974	1,832

Liabilities:
Current liabilities	310,511	194,097
Noncurrent liabilities	1,529,738	1,536,792

Summarized Combined Statements of Operations:

	Six Months Ended
	June 30,
	2022	2021
Revenues	$683,360	$597,959
Cost of sales	476,726	370,176
Operating income	158,136	169,776
Net income	65,378	73,798

Liggett Credit Facility. As of June 30, 2022, there was $23 outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $79,500 based on eligible collateral at June 30, 2022. At June 30,

2022, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $349,495 for the last twelve months ended June 30, 2022.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of June 30, 2022, we and our subsidiaries had total outstanding indebtedness of approximately $1,430,100. Of this amount, $875,000 comprised of the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $555,000 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We had cash and cash equivalents of approximately $323,900, investment securities at fair value of approximately $122,394, long-term investments with an estimated value of approximately $45,500, and availability under Liggett’s credit facility of approximately $79,500 at June 30, 2022. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
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
As of June 30, 2022, there was an outstanding balance of $23 on the Liggett Credit Facility which also has variable interest rates. As of June 30, 2022, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.
We held debt securities available for sale totaling $85,371 as of June 30, 2022. See Note 6 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of June 30, 2022, we held various investments in equity securities with a total fair value of $66,113, of which $37,023 represents equity securities at fair value and $29,090 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 6 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of June 30, 2022, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,611.

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
Menthol and Flavorings
On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the twelve months ended June 30, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
Nicotine
On June 21, 2022, the FDA indicated it plans to publish a proposed rule in May 2023 that establishes a tobacco product standard reducing the level of nicotine in cigarettes to non-addictive levels. Under the TCA, FDA may adopt a tobacco product standard for nicotine if the agency concludes that such a standard is appropriate for the protection of the public health. FDA may refer the proposed regulation to the TPSAC for a report and recommendation. FDA may consider a wide range of issues prior to the promulgation of a final rule, including the technical achievability of compliance with the proposed product standard. The rulemaking process could take many months or years and once a final rule is published it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard reducing nicotine, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, including due to macroeconomic conditions, acts of war and terrorism or otherwise,
•governmental regulations and policies, including rules to regulate or restrict menthol flavoring or nicotine content of cigarettes,
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises,
•impact of legislation on our results of operations and product costs, i.e. the impact of federal legislation providing for regulation of tobacco products by FDA,
•impact of substantial increases in federal, state and local excise taxes,
•uncertainty related to product liability and other tobacco-related litigations including the Engle progeny cases pending in Florida and other individual and class action cases where certain plaintiffs have alleged compensatory and punitive damage amounts ranging into the hundreds of million and even billions of dollars,
•potential additional payment obligations for us under the MSA and other settlement agreements with the states;
•significant changes or disruptions to our supply or distribution chains or in the price, availability or quality of tobacco, other raw materials or component parts,
•potential dilution to our holders of or common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities,
•effects of industry competition,
•impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,
•the impacts of the Tax Cuts and Jobs Act of 2017, including the deductibility of interest expense and the impact of the markets on our Real Estate segment,
•the impacts of future income tax legislation in the U.S., including the impact of the markets on our Real Estate segment,
•failure to properly use and protect customer and employee information and data,
•the tax-free treatment of the Distribution,
•the failure of us or Douglas Elliman to satisfy the obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution,
•failure to properly use and protect client and employee information and data, and
•the effect of a material breach of security or other performance issues of any of our or our vendors’ systems.
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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended June 30, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

On June 21, 2022, the FDA indicated it plans to publish a proposed rule in May 2023 that establishes a tobacco product standard reducing the level of nicotine in cigarettes to non-addictive levels. See Item 1. Business. Legislation and Regulation. At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. The rulemaking process could take years and once a final rule is issued it typically does not take effect for at least one year. We cannot predict how a tobacco product standard reducing nicotine, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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

On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On May 10, 2022, the court granted a motion to postpone the effective date of the final rule to July 8, 2023.

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

Our tobacco business faces multiple risks in today’s economic environment. These risks have the potential to significantly affect our business operations as well as our profitability.

International trade disruptions, shipping container availability, climate change, inflation, geopolitical instability, government regulations and man-made disasters could affect the cost, availability and supply of our tobacco, raw materials as well as component parts for our equipment.

Overall economic conditions including but not limited to inflation, labor shortages and supply chain disruptions in the aftermath of and on-going Covid-19 pandemic, all present significant challenges and obstacles to overcome to enable our operations to continue uninterrupted. Our tobacco business also operates a single manufacturing facility which could affect our ability to produce and distribute our products, if there was a major disruption.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended June 30, 2022.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended June 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2022	—	$—	(1)	—	—
May 1 to May 31, 2022	42,048	12.35		—	—
June 1 to June 30, 2022	—	—		—	—
Total	42,048	$12.35		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of several employees’ shares of restricted stock. The shares were immediately canceled.

Item 6.    Exhibits:

*3.2	Amended and Restated Bylaws of Vector Group Ltd., effective April 29, 2022 (incorporated by reference to Exhibit 3.2 of Vector’s Form 8-K dated April 29, 2022).

*10.1	Amended and Restated Employment Agreement dated as of April 29, 2022, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 10-Q for the period ended March 31, 2022).

*22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of Vector’s Form 10-K for the year ended December 31, 2021).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 5, 2022