Form 10-Q
period 2022-09-30
VECTOR GROUP LTD
filed 2022-11-02
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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
☐ Yes ☒ No
    At November 1, 2022, Vector Group Ltd. had 154,795,902 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$384,963	$193,411
Investment securities at fair value	115,824	146,687
Accounts receivable - trade, net	27,141	16,067
Inventories	86,101	94,615
Income taxes receivable, net	2,776	10,948
Other current assets	9,079	10,075
Total current assets	625,884	471,803
Property, plant and equipment, net	40,145	36,883
Investments in real estate, net	—	9,098
Long-term investments (includes $28,582 and $32,089 at fair value)	44,394	53,073
Investments in real estate ventures	116,840	105,062
Operating lease right-of-use assets	8,477	10,972
Intangible assets	107,511	107,511
Other assets	106,032	76,685
Total assets	$1,049,283	$871,087
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$51	$79
Current payments due under the Master Settlement Agreement	214,260	11,886
Current operating lease liability	3,689	3,838
Other current liabilities	126,332	149,487
Total current liabilities	344,332	165,290
Notes payable, long-term debt and other obligations, less current portion	1,389,155	1,398,591
Non-current employee benefits	69,550	68,970
Deferred income taxes, net	32,411	34,768
Non-current operating lease liability	6,176	8,853
Payments due under the Master Settlement Agreement	11,116	13,224
Other liabilities	19,853	22,944
Total liabilities	1,872,593	1,712,640
Commitments and contingencies (Note 8)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 154,795,902 and 153,959,427 shares issued and outstanding	15,480	15,396
Additional paid-in capital	3,523	11,172
Accumulated deficit	(827,445)	(852,398)
Accumulated other comprehensive loss	(14,868)	(15,723)
Total Vector Group Ltd. stockholders' deficiency	(823,310)	(841,553)
Non-controlling interest	—	—
Total stockholders' deficiency	(823,310)	(841,553)
Total liabilities and stockholders' deficiency	$1,049,283	$871,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Tobacco*	$377,995	$297,942	$1,061,355	$895,901
Real estate	—	543	15,884	11,126
Total revenues	377,995	298,485	1,077,239	907,027

Expenses:
Cost of sales:
Tobacco*	267,023	186,398	743,749	556,574
Real estate	—	1,046	7,327	9,668
Total cost of sales	267,023	187,444	751,076	566,242

Operating, selling, administrative and general expenses	27,040	29,924	76,265	89,795
Litigation settlement and judgment expense	31	12	160	17
Net gains on sales of assets	—	(910)	—	(910)
Operating income	83,901	82,015	249,738	251,883

Other income (expenses):
Interest expense	(27,598)	(28,226)	(83,420)	(85,019)
Gain (loss) on extinguishment of debt	412	—	412	(21,362)
Equity in (losses) earnings from investments	(619)	44	(5,172)	1,562
Equity in (losses) earnings from real estate ventures	(1,903)	(5,694)	(4,240)	12,505
Other, net	(804)	(1,451)	(5,043)	9,868
Income before provision for income taxes	53,389	46,688	152,275	169,437
Income tax expense	14,533	16,776	41,724	52,994
Income from continuing operations	38,856	29,912	110,551	116,443
Income from discontinued operations, net of income taxes	—	18,857	—	57,588
Net income	$38,856	$48,769	$110,551	$174,031

Net loss from continuing operations attributed to non-controlling interest	—	—	—	—
Net loss from discontinued operations attributed to non-controlling interest	—	120	—	120
Net loss attributed to non-controlling interest	—	120	—	120

Net income attributed to Vector Group Ltd. from continuing operations	38,856	29,912	110,551	116,443
Net income attributed to Vector Group Ltd. from discontinued operations	—	18,977	—	57,708
Net income attributed to Vector Group Ltd.	$38,856	$48,889	$110,551	$174,151

Per basic common share:

Net income from continuing operations applicable to common shares	$0.25	$0.19	$0.70	$0.74
Net income from discontinued operations applicable to common shares	—	0.12	—	0.37
Net income applicable to common shares	$0.25	$0.31	$0.70	$1.11

Per diluted common share:

Net income from continuing operations applicable to common shares	$0.25	$0.19	$0.70	$0.74
Net income from discontinued operations applicable to common shares	—	0.12	—	0.37
Net income applicable to common shares	$0.25	$0.31	$0.70	$1.11

* Revenues and cost of sales include federal excise taxes of $138,041, $106,408, $392,004, and $322,857 for the three and nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$38,856	$48,769	$110,551	$174,031

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized losses	(948)	(111)	(2,841)	(415)
Net unrealized losses reclassified into net income	953	36	2,783	29
Net unrealized gains (losses) on investment securities available for sale	5	(75)	(58)	(386)

Net change in pension-related amounts:
Amortization of loss	403	481	1,211	1,444
Net change in pension-related amounts	403	481	1,211	1,444

Other comprehensive income	408	406	1,153	1,058

Income tax effect on:
Change in net unrealized losses on investment securities	245	30	733	112
Net unrealized losses reclassified into net income on investment securities	(246)	(10)	(718)	(8)
Pension-related amounts	(104)	(130)	(313)	(390)
Income tax provision on other comprehensive income	(105)	(110)	(298)	(286)

Other comprehensive income, net of tax	303	296	855	772

Comprehensive income	39,159	49,065	111,406	174,803

Comprehensive loss attributed to non-controlling interest	—	120	—	120
Comprehensive income attributed to Vector Group Ltd.	$39,159	$49,185	$111,406	$174,923

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2022	154,896,129	$15,490	$3,066	$(834,297)	$(15,171)	$—	$(830,912)
Net income	—	—	—	38,856	—	—	38,856
Total other comprehensive income	—	—	—	—	303	—	303
Dividends on common stock ($0.20 per share)	—	—	—	(31,739)	—	—	(31,739)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(100,227)	(10)	(1,101)	—	—	—	(1,111)
Stock-based compensation	—	—	1,558	—	—	—	1,558
Other	—	—	—	(265)	—	—	(265)
Balance as of September 30, 2022	154,795,902	$15,480	$3,523	$(827,445)	$(14,868)	$—	$(823,310)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of July 1, 2021	154,156,100	$15,416	$5,048	$(591,911)	$(20,598)	$—	$(592,045)
Net income	—	—	—	48,889	—	(120)	48,769
Total other comprehensive income	—	—	—	—	296	—	296
Distributions and dividends on common stock ($0.20 per share)	—	—	—	(31,572)	—	—	(31,572)
Restricted stock grant	—	—	—	—	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(196,673)	(20)	(2,935)	—	—	—	(2,955)
Stock-based compensation	—	—	2,375	—	—	—	2,375
Acquisition of Douglas Elliman Realty, LLC	—	—	—	—	—	500	500
Contributions from non-controlling interest	—	—	—	—	—	1,500	1,500
Balance as of September 30, 2021	153,959,427	$15,396	$4,488	$(574,594)	$(20,302)	$1,880	$(573,132)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2022	153,959,427	$15,396	$11,172	$(852,398)	$(15,723)	$—	$(841,553)
Net income	—	—	—	110,551	—	—	110,551
Total other comprehensive income	—	—	—	—	855	—	855
Dividends on common stock ($0.60 per share)	—	—	—	(95,265)	—	—	(95,265)
Restricted stock grants	1,070,000	107	(107)	—	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(233,525)	(23)	(2,645)	—	—	—	(2,668)
Stock-based compensation	—	—	6,275	—	—	—	6,275
Reallocation of distribution of Douglas Elliman	—	—	(11,172)	11,172	—	—	—
Other	—	—	—	(1,505)	—	—	(1,505)
Balance as of September 30, 2022	154,795,902	$15,480	$3,523	$(827,445)	$(14,868)	$—	$(823,310)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive	Non-controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Interest	Total
Balance as of January 1, 2021	153,324,629	$15,332	$—	$(653,945)	$(21,074)	$—	$(659,687)
Net income	—	—	—	174,151	—	(120)	174,031
Total other comprehensive income	—	—	—	—	772	—	772
Dividends on common stock ($0.60 per share)	—	—	—	(94,800)	—	—	(94,800)
Restricted stock grant	873,500	88	(88)	—	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(238,702)	(24)	(3,539)	—	—	—	(3,563)
Stock-based compensation	—	—	8,115	—	—	—	8,115
Acquisition of Douglas Elliman Realty, LLC	—	—	—	—	—	500	500
Contributions from non-controlling interest	—	—	—	—	—	1,500	1,500
Balance as of September 30, 2021	153,959,427	$15,396	$4,488	$(574,594)	$(20,302)	$1,880	$(573,132)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2022	2021
Net cash provided by operating activities	$329,017	$311,337
Cash flows from investing activities:
Sale of investment securities	21,152	33,517
Maturities of investment securities	49,789	50,731
Purchase of investment securities	(48,828)	(99,287)
Proceeds from sale or liquidation of long-term investments	4,413	8,509
Purchase of long-term investments	(4,312)	(13,053)
Investments in real estate ventures	(19,644)	(15,912)
Distributions from investments in real estate ventures	3,791	11,879
Increase in cash surrender value of life insurance policies	(1,268)	(1,253)
Decrease (increase) in restricted assets	5	(5)
Proceeds from sale of fixed assets	—	17
Capital expenditures	(8,759)	(11,103)
Purchase of subsidiaries	—	(500)
Paydowns of investment securities	157	415
Net cash used in investing activities	(3,504)	(36,045)
Cash flows from financing activities:
Proceeds from issuance of debt	—	875,000
Deferred financing costs	—	(20,109)
Repurchase and repayments of debt	(12,246)	(859,801)
Borrowings under revolving credit facility	67,451	7,778
Repayments on revolving credit facility	(67,453)	(7,778)
Dividends on common stock	(96,636)	(98,403)
Contributions from non-controlling interest	—	1,500
Other	(938)	(102)
Net cash used in financing activities	(109,822)	(101,915)
Net increase in cash, cash equivalents and restricted cash	215,691	173,377
Cash, cash equivalents and restricted cash, beginning of period	194,849	365,677
Cash, cash equivalents and restricted cash, end of period	$410,540	$539,054

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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS for discontinued operations and net income available to common stockholders was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from continuing operations	$38,856	$29,912	$110,551	$116,443
Net income from discontinued operations	—	18,977	—	57,708
Net income	38,856	48,889	110,551	174,151
Income from continuing operations attributable to participating securities	(1,180)	(1,226)	(3,405)	(4,644)
Net income applicable to common shares	$37,676	$47,663	$107,146	$169,507

Net income for purposes of determining basic and diluted EPS for continuing operations applicable to common shares was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from continuing operations	$38,856	$29,912	$110,551	$116,443
Income from continuing operations attributable to participating securities	(1,180)	(791)	(3,405)	(2,919)
Net income available to common stockholders	$37,676	$29,121	$107,146	$113,524

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net income for purposes of determining basic and diluted EPS for discontinued operations applicable to common shares was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income from discontinued operations	$—	$18,977	$—	$57,708
Income from discontinued operations attributable to participating securities	—	5	—	—
Net income available to common stockholders	$—	$18,982	$—	$57,708

Basic and diluted EPS for continuing and discontinued operations were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average shares for basic EPS	152,859,378	152,535,244	152,716,470	152,357,669
Plus incremental shares related to stock options and non-vested restricted stock	50,802	34,376	156,452	132,411
Weighted-average shares for diluted EPS	152,910,180	152,569,620	152,872,922	152,490,080

It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.

The following stock options and non-vested restricted stock were outstanding during the three and nine months ended September 30, 2022 and 2021, but were not included in the computation of diluted EPS because the impact of the per share expense associated with the stock options and the restricted stock was greater than the average market price of the common shares during the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Number of stock options	—	—	—	—
Weighted-average exercise price	$—	$—	$—	$—
Weighted-average shares of non-vested restricted stock	—	210,642	—	—
Weighted-average expense per share	$—	$19.54	$—	$—

(d)Other, net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income	$2,406	$488	$3,791	$1,479
Net (losses) gains recognized on investment securities	(3,127)	(1,697)	(10,296)	9,119
Net periodic benefit cost other than the service costs	(236)	(243)	(709)	(730)
Other income	153	1	2,171	—
Other, net	$(804)	$(1,451)	$(5,043)	$9,868

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(e)Other Assets:

Other assets consisted of:

	September 30, 2022	December 31, 2021
Restricted assets	$25,690	$1,551
Prepaid pension costs	45,429	44,585
Other assets	34,913	30,549
Total other assets	$106,032	$76,685
(f)Other Current Liabilities:

Other current liabilities consisted of:

	September 30, 2022	December 31, 2021
Accounts payable	$5,473	$9,443
Accrued promotional expenses	61,641	55,647
Accrued excise and payroll taxes payable, net	2,015	22,919
Accrued interest	32,104	30,676
Accrued salaries and benefits	7,106	13,982
Allowance for sales returns	7,265	6,669
Other current liabilities	10,728	10,151
Total other current liabilities	$126,332	$149,487
(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$384,963	$193,411
Restricted cash and cash equivalents included in other assets	25,577	1,438
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$410,540	$194,849
(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 and $3,150 under the Transition Services Agreement and $352 and $1,529 under the Aircraft Lease Agreement during the three and nine months ended September 30, 2022.
The Company has agreed to indemnify Douglas Elliman for certain tax matters under the Tax Disaffiliation Agreement. The Company paid Douglas Elliman $581 as of September 30, 2022 and recorded Other expense of $28 and $581 in its condensed consolidated statements of operations for the three and nine months ended September 30, 2022 related to tax indemnification.
As of September 30, 2022 and December 31, 2021, the Company’s indemnification obligation of the contingent liability related to Douglas Elliman was valued at $0 and $2,646.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions from these projects of approximately $115 and $908 for the three months ended September 30, 2022 and 2021, respectively, and $1,216 and $7,493 for the nine months ended September 30, 2022 and 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(i)New Accounting Pronouncements:

Accounting Standards Updates (“ASUs”) to be adopted in future periods:
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

2.    REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenues by segment.
Tobacco. Tobacco segment revenues are not disaggregated because all revenues are generated from the discount segment of the U.S. cigarette industry.
Real Estate. Real Estate segment revenues are disaggregated in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Real Estate Segment Revenues
Sales on facilities located on investments in real estate	$—	$543	$3,259	$3,476
Revenues from investments in real estate	—	—	12,625	7,650
Total real estate revenues	$—	$543	$15,884	$11,126

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

There were no assets or liabilities of discontinued operations of Douglas Elliman as of September 30, 2022 or December 31, 2021.

The financial results of Douglas Elliman through the completion of the Distribution are presented as income from discontinued operations, net of income taxes on the Company’s condensed consolidated statements of operations. The following table presents financial results of Douglas Elliman for the periods prior to the completion of the Distribution:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Revenues:
Real estate	$—	$354,161	$—	$1,018,912

Expenses:
Cost of sales	—	259,646	—	744,800

Operating, selling, administrative and general expenses	—	69,000	—	191,186
Operating income	—	25,515	—	82,926

Other income (expenses):
Interest expense	—	(61)	—	(134)
Equity in earnings from real estate ventures	—	(175)	—	(100)
Other, net	—	481	—	(2,506)
Pretax income from discontinued operations	—	25,760	—	80,186
Income tax expense	—	6,903	—	22,598
Net income from discontinued operations	—	18,857	—	57,588

Net loss from discontinued operations attributed to non-controlling interest	—	120	—	120
Net income attributed to Douglas Elliman Inc.	$—	$18,977	$—	$57,708

The following table presents the information regarding certain components of cash flows from discontinued operations:

	Nine Months Ended September 30,
	2022	2021
	(Dollars in thousands)
Depreciation and amortization	$—	$6,408
Non-cash lease expense	—	13,833

Capital expenditures	—	(2,693)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    INVENTORIES

Inventories consisted of:

	September 30, 2022	December 31, 2021
Leaf tobacco	$32,066	$38,825
Other raw materials	9,658	7,560
Work-in-process	967	2,639
Finished goods	63,037	64,218
Inventories at current cost	105,728	113,242
LIFO adjustments	(19,627)	(18,627)
	$86,101	$94,615

All of the Company’s inventories at September 30, 2022 and December 31, 2021 are reported under the LIFO method. The $19,627 LIFO adjustment as of September 30, 2022 reduced the current cost of inventories by $13,128 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process and $5,652 for Finished goods. The $18,627 LIFO adjustment as of December 31, 2021 reduced the current cost of inventories by $12,128 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process and $5,652 for Finished goods.

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $21,869 and $20,450 at September 30, 2022 and December 31, 2021, respectively. Federal excise tax capitalized in inventory was $26,418 and $25,160 at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, Liggett had tobacco purchase commitments of approximately $18,280. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2025.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	September 30, 2022	December 31, 2021
Debt securities available for sale	$80,585	$103,906

Equity securities at fair value:
Marketable equity securities	13,467	19,560
Mutual funds invested in debt securities	21,772	23,221
Long-term investment securities at fair value (1)	28,582	32,089
Total equity securities at fair value	63,821	74,870

Total investment securities at fair value	144,406	178,776
Less:
Long-term investment securities at fair value (1)	28,582	32,089
Current investment securities at fair value	$115,824	$146,687

Long-term investment securities at fair value (1)	$28,582	$32,089
Equity-method investments	15,812	20,984
Total long-term investments	$44,394	$53,073

Equity securities at cost (2)	$6,200	$5,200
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

Net (losses) gains recognized on investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (losses) gains recognized on equity securities	$(2,174)	$(1,661)	$(7,513)	$9,148
Net (losses) gains recognized on debt securities available for sale	—	(29)	6	36
Impairment expense	(953)	(7)	(2,789)	(65)
Net (losses) gains recognized on investment securities	$(3,127)	$(1,697)	$(10,296)	$9,119
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at September 30, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$80,581	$4	$—	$80,585

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of debt securities available for sale at September 30, 2022.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$1,572	$1,572	$—	$—
Corporate securities	51,986	31,199	20,787	—
U.S. mortgage-backed securities	27,027	3,151	23,876	—
Total debt securities available for sale by maturity dates	$80,585	$35,922	$44,663	$—

The components of debt securities available for sale at December 31, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$103,838	$68	$—	$103,906

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at September 30, 2022 and December 31, 2021, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gross realized gains on sales	$—	$29	$7	$96
Gross realized losses on sales	—	(58)	(1)	(60)
Net gains (losses) recognized on debt securities available for sale	$—	$(29)	$6	$36

Impairment expense	$(953)	$(7)	$(2,789)	$(65)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net losses and gains recognized in net income on equity securities at fair value during the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net (losses) gains recognized on equity securities	$(2,174)	$(1,661)	$(7,513)	$9,148
Less: Net (losses) gains recognized on equity securities sold	(16)	2,095	290	6,318
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(2,158)	$(3,756)	$(7,803)	$2,830

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 10. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $514 related to long-term investment securities at fair value as of September 30, 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company received cash distributions of $4,953 and $8,509 related to its long-term investment securities at fair value for the nine months ended September 30, 2022 and 2021, respectively. Of the total $4,953 distributions, the Company classified $540 as operating cash inflows and $4,413 as investing cash inflows for the nine months ended September 30, 2022, and the total $8,509 distributions were classified as investing cash inflows for the nine months ended September 30, 2021.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	September 30, 2022	December 31, 2021
Mutual fund and hedge funds	$15,812	$20,984

At September 30, 2022, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.30% to 38.34%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

Equity in (losses) earnings from investments were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Mutual fund and hedge funds	$(619)	$44	$(5,172)	$1,562

(d) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at September 30, 2022 and December 31, 2021, respectively. The total carrying value of these investments was $6,200 as of September 30, 2022 and $5,200 as of December 31, 2021, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2022 and 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	September 30, 2022	December 31, 2021
Condominium and Mixed Use Development:
New York City Standard Metropolitan Statistical Area (“SMSA”)	4.2% - 22.8%	$18,594	$22,654
All other U.S. areas	12.5% - 89.1%	69,759	57,485
		88,353	80,139
Apartment Buildings:
All other U.S. areas	50.0%	9,976	11,900
		9,976	11,900
Hotels:
New York City SMSA	0.4% - 12.3%	916	1,635
International	49.0%	1,826	1,522
		2,742	3,157
Commercial:
New York City SMSA	49.0%	7,908	—
All other U.S. areas	1.6%	7,494	7,290
		15,402	7,290

Other:	15.0% - 49.0%	367	2,576
Investments in real estate ventures		$116,840	$105,062
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.
Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$498	$396
All other U.S. areas	10,870	12,336
	11,368	12,732
Hotels:
New York City SMSA	206	1,579
	206	1,579
Commercial:
New York City SMSA	8,070	—
	8,070	—

Total contributions	$19,644	$14,311

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the nine months ended September 30, 2022 and 2021. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$1,032	$4,440
All other U.S. areas	—	13,594
	1,032	18,034
Apartment Buildings:
All other U.S. areas	550	18,566
	550	18,566
Commercial:
All other U.S. areas	736	503
	736	503

Other	4,459	—
Total distributions	$6,777	$37,103

Of the distributions received by New Valley from its investment in real estate ventures, $2,986 and $25,255 were from distributions of earnings for the nine months ended September 30, 2022 and 2021, respectively, and $3,791 and $11,848 were a return of capital for the nine months ended September 30, 2022 and 2021, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (losses) from Real Estate Ventures:

New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Condominium and Mixed Use Development:
New York City SMSA	$(1,652)	$(841)	$(3,823)	$(3,313)
All other U.S. areas	(490)	(6,128)	(1,451)	1,146
	(2,142)	(6,969)	(5,274)	(2,167)
Apartment Buildings:
All other U.S. areas	(450)	999	(1,374)	18,566
	(450)	999	(1,374)	18,566
Hotels:
New York City SMSA	(182)	(246)	(924)	(1,094)
International	609	310	304	(219)
	427	64	(620)	(1,313)
Commercial:
New York City SMSA	(4)	—	(162)	(2,591)
All other U.S. areas	266	200	940	473
	262	200	778	(2,118)

Other:	—	12	2,250	(463)
Equity in (losses) earnings from real estate ventures	$(1,903)	$(5,694)	$(4,240)	$12,505

Investment in Real Estate Ventures Entered Into During the Nine Months Ended September 30, 2022:

In June 2022, New Valley invested $410 for an approximate 75% interest in Nash Square Upstream JV LLC. The joint venture plans to develop a mixed use development. The venture is a variable interest entity (“VIE”); however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Nash Square Upstream JV LLC was $422 at September 30, 2022.

New Valley invested $4,000 during the nine months ended September 30, 2022 for an approximate 25% interest in BH NV Aventura LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in BH NV Aventura LLC was $4,000 at September 30, 2022.

In August 2022, New Valley invested $4,000 for an approximate 35% interest in BH NV NMB Venture LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in BH NV NMB Venture LLC was $4,000 at September 30, 2022.

VIE Consideration:

The Company has determined that New Valley is the primary beneficiary of one real estate venture because it controls the activities that most significantly impact the economic performance of the real estate venture. Consequently, New Valley consolidates this VIE.

The carrying amount of the consolidated assets of the VIE was $0 at both September 30, 2022 and December 31, 2021. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of September 30, 2022 and December 31, 2021. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

September 30, 2022
Condominium and Mixed Use Development:
New York City SMSA	$18,594
All other U.S. areas	69,759
88,353
Apartment Buildings:
All other U.S. areas	9,976
9,976
Hotels:
New York City SMSA	916
International	1,826
2,742
Commercial:
New York City SMSA	7,908
All other U.S. areas	7,494
15,402

Other	367
Total maximum exposure to loss	$116,840

New Valley capitalized $1,101 and $3,152 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2022, respectively. New Valley capitalized $614 and $1,636 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2021, respectively.

Investments in Real Estate, net:

The components of “Investments in real estate, net” were as follows:

	September 30, 2022	December 31, 2021
Escena, net	$—	$9,098
Investments in real estate, net	$—	$9,098

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

New Valley recorded operating income of $0 and operating losses of $530 for the three months ended September 30, 2022 and 2021, respectively, from Escena. New Valley recorded operating income of $1,316 and operating losses of $250 for the nine months ended September 30, 2022 and 2021, respectively, from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California. In April 2022, New Valley sold Escena and received approximately $15,300 in net cash proceeds. The Company recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sale was presented as revenue and the cost of the investment as cost of sales on the condensed consolidated statements of operations.

7.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	September 30, 2022	December 31, 2021
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,323 and $2,647	539,812	552,353
Liggett:
Revolving credit agreement	22	24
Equipment loans	44	64
Other	—	32
Notes payable, long-term debt and other obligations	1,414,878	1,427,473
Less:
Debt issuance costs	(25,672)	(28,803)
Total notes payable, long-term debt and other obligations	1,389,206	1,398,670
Less:
Current maturities	(51)	(79)
Amount due after one year	$1,389,155	$1,398,591

5.75% Senior Secured Notes due 2029 — Vector:
As of September 30, 2022, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
6.125% Senior Secured Notes due 2025 — Vector:
On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 for the nine months ended September 30, 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
10.5% Senior Notes due 2026 — Vector:
In September 2022, the Company repurchased in the market $12,865 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a gain of $412 associated with the repurchase. The Senior Notes that were repurchased have been retired.
As of September 30, 2022, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
Revolving Credit Agreement — Liggett:
As of September 30, 2022, there was a $22 outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $74,000 based on eligible collateral at September 30, 2022. As of September 30, 2022, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense — Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amortization of debt discount, net	$111	$99	$324	$290
Amortization of debt issuance costs	1,036	960	3,052	2,795
Gain on repurchase of 10.5% Senior Notes	(412)	—	(412)	—
Loss on extinguishment of 6.125% Senior Secured Notes	—	—	—	8,349
	$735	$1,059	$2,964	$11,434

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior Notes	$1,414,812	$1,217,287	$1,427,353	$1,426,176
Liggett and other	66	66	120	124
Notes payable and long-term debt	$1,414,878	$1,217,353	$1,427,473	$1,426,300

Notes payable and long-term debt are carried on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above are classified as Level 2 under the fair value hierarchy disclosed in Note 10 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2022 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving Credit Agreement is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

8.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the nine months ended September 30, 2022 and 2021, Liggett incurred tobacco product liability legal expenses and costs totaling $6,035 and $4,622 respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of September 30, 2022, other than the bond regarding the Mississippi litigation (described below), there are no other litigation bonds posted.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of September 30, 2022, there were 60 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	23
Illinois	17
Hawaii	7
Nevada	5
New Mexico	4
Louisiana	2
Massachusetts	1
South Carolina	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of September 30, 2022, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett faces the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 8, management is unable to

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case, except as discussed herein and, in most cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 210 Engle progeny cases for approximately $8,240 in the aggregate. Two of those settlements occurred in the third quarter of 2022.
Notwithstanding the comprehensive nature of the Engle progeny settlements, 22 plaintiffs’ claims remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of September 30, 2022, Liggett paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.
Liggett Only Cases
There are currently two cases where Liggett is the sole defendant: Cowart is an Individual Action and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of September 30, 2022, there were five Individual Actions (Camacho, Geist, Grace, Martinez and Ricapor-Hall) scheduled for trial through September 30, 2023, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Class Actions
As of September 30, 2022, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of September 30, 2022, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.4% of the total cigarettes sold in the United States in the first nine months of 2022. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 30, 2021, Liggett and Vector Tobacco pre-paid $169,500 of their approximate $179,000 2021 MSA obligation, the balance of which was paid in April 2022, subject to applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for each year from 2003 through 2021. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2021, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
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
The 2004 NPM Adjustment arbitration commenced in 2016, with the arbitration panel eventually finding three states liable for the NPM Adjustment. Two of these states have since filed motions in applicable state courts and with the arbitration panels challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

final amount of the 2004 NPM Adjustment. The parties have selected an arbitration panel to address the NPM Adjustments for 2005through 2007, and are engaged in discovery, with individual state hearings scheduled to start in March 2023.
As a result of the settlements described above, Liggett and Vector Tobacco reduced cost of sales for the nine months ended September 30, 2022 and 2021 by $9,665 and $5,932 respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of September 30, 2022, Liggett and Vector Tobacco had accrued approximately $11,100 related to the disputed amounts withheld from the non-settling states for 2004 through 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of September 30, 2022, there remains approximately $48,500 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 through 2021 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 through August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a bond of $24,000 in June 2022.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2022 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2022	$11,886	$3,918	$15,804	$13,224	$17,680	$30,904
Expenses	210,714	160	210,874	—	—	—
NPM Settlement adjustment	(15)	—	(15)	(2,108)	—	(2,108)
Change in MSA obligations capitalized as inventory	1,419	—	1,419	—	—	—
Payments	(9,744)	(4,185)	(13,929)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,566	3,566	—	(3,566)	(3,566)
Interest on withholding	—	358	358	—	1,582	1,582
Balance as of September 30, 2022	$214,260	$3,817	$218,077	$11,116	$15,696	$26,812

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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income before provision for income taxes	$53,389	$46,688	$152,275	$169,437
Income tax expense using estimated annual effective income tax rate	14,629	14,753	41,724	53,538
Changes in effective tax rates	(96)	2,567	—	—
Impact of discrete items, net	—	(544)	—	(544)
Income tax expense	$14,533	$16,776	$41,724	$52,994

There were no discrete items for the three and nine months ended September 30, 2022. The discrete items for the three and nine months ended September 30, 2021 related to income tax expense associated with stock-based compensation.

Inflation Reduction Act
On August 16, 2022, President Joseph R. Biden, Jr. signed the Inflation Reduction Act, which imposes an Alternative Minimum Tax of 15% on book income of corporations with an annual average adjusted financial statement net income, as defined, that is more than $1,000,000 over a three-year period as well as, effective January 1, 2023, a 1% excise tax on the fair market value of stock repurchased, subject to certain exclusions, by publicly-traded corporations. The Company is currently evaluating the impact of the Inflation Reduction Act on its consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2022
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$311,082	$311,082	$—	$—

Commercial paper (1)	53,990	—	53,990	—

Certificates of deposit (2)	110	—	110	—

Money market funds securing legal bonds (2)	24,133	24,133	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	13,467	13,467	—	—
Mutual funds invested in debt securities	21,772	21,772	—	—
Total equity securities at fair value	35,239	35,239	—	—
Debt securities available for sale
U.S. government securities	1,572	—	1,572	—
Corporate securities	51,986	—	51,986	—
U.S. government and federal agency	27,027	—	27,027	—
Total debt securities available for sale	80,585	—	80,585	—

Total investment securities at fair value	115,824	35,239	80,585	—

Long-term investments
Long-term investment securities at fair value (3)	28,582	—	—	—
Total	$533,721	$370,454	$134,685	$—

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2022 and December 31, 2021, respectively, except for investments in real estate ventures that were impaired as of December 31, 2021.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

11.    SEGMENT INFORMATION

The Company’s business segments for the three and nine months ended September 30, 2022 and 2021 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three and nine months ended September 30, 2022 and 2021 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other		Total
Three months ended September 30, 2022
Revenues	$377,995		$—	$—		$377,995
Operating income (loss)	88,107	(1)	(3)	(4,203)		83,901
Equity in losses from real estate ventures	—		(1,903)	—		(1,903)
Depreciation and amortization	1,474		—	313		1,787

Three months ended September 30, 2021
Revenues	$297,942		$543	$—		$298,485
Operating income (loss)	91,779	(2)	(814)	(8,950)	(3)	82,015
Equity in losses from real estate ventures	—		(5,694)	—		(5,694)
Depreciation and amortization	1,550		61	262		1,873

Nine months ended September 30, 2022
Revenues	$1,061,355		$15,884	$—		$1,077,239
Operating income (loss)	254,078	(4)	7,839	(12,179)		249,738
Equity in losses from real estate ventures	—		(4,240)	—		(4,240)
Depreciation and amortization	4,426		66	938		5,430
Capital expenditures	8,720		1	38		8,759

Nine months ended September 30, 2021
Revenues	$895,901		$11,126	$—		$907,027
Operating income (loss)	276,557	(5)	(603)	(24,071)	(6)	251,883
Equity in earnings from real estate ventures	—		12,505	—		12,505
Depreciation and amortization	5,007		187	727		5,921
Capital expenditures	4,817		—	3,593		8,410

(1) Operating income includes $31 of litigation settlement and judgment expense.
(2) Operating income includes $12 of litigation settlement and judgment expense.
(3) Operating loss includes transaction charges of $3,426 related to the Distribution, and $910 of gain on sale of assets.
(4) Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $160 of litigation settlement and judgment expense.
(5) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $17 of litigation settlement and judgment expense.
(6) Operating loss includes transaction charges of $3,426 related to the Distribution, and $910 of gain on sale of assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2021 and Notes thereto, included in our 2021 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period and nine months ended September 30, 2022 and 2021.
Basis of Presentation
The Condensed Consolidated Financial Statements included in this Form 10-Q present the financial position of Vector Group Ltd., a Delaware corporation, as of September 30, 2022 and December 31, 2021 and the results of our operations for the three and nine months ended September 30, 2022 and 2021 giving effect to the distribution of Douglas Elliman Inc. (the “Distribution”) with the historical financial results of Douglas Elliman reflected as discontinued operations. The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Condensed Consolidated Financial Statements refer only to Vector Group’s continuing operations and do not include discussion of balances or activity of Douglas Elliman.
The financial results of Douglas Elliman through the date of the Distribution are presented as income from discontinued operations, net of income taxes on our condensed consolidated statements of operations and are not included in our results from continuing operations discussed below. See Note 3 in our condensed consolidated financial statements.

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

Recent Developments
Montego. From August 2020 to February 2022, Liggett expanded the distribution of its Montego deep discount brand nationally. Montego became Liggett’s largest brand by volume during the second quarter of 2022. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s unit volume represented approximately 50% of total unit volume sales for the three months ended September 30, 2022 compared to approximately 17% of total unit volume sales for the three months ended September 30, 2021 and approximately 44% for the nine months ended September 30, 2022 compared to approximately 13% for the nine months ended September 30, 2021.
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the twelve months ended September 30, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
Repurchase of 10.5% Senior Notes due 2026. In September 2022, we repurchased in the market $12,865 in aggregate principal amount of our 10.5% Senior Notes outstanding and recorded a gain of $412 associated with the repurchase. The Senior Notes that were repurchased have been retired.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 through August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of

Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a $24,000 bond in June 2022. We cannot predict the outcome of this matter but if the judgment is not overturned on appeal, it could have a material adverse effect on our consolidated financial position.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three and nine months ended September 30, 2022 and 2021 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes investments in real estate and investments in real estate ventures.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022		2021		2022		2021
Revenues:
Tobacco	$377,995		$297,942		$1,061,355		$895,901
Real estate	—		543		15,884		11,126
Total revenues	$377,995		$298,485		$1,077,239		$907,027
Operating income (loss):
Tobacco	$88,107	(1)	$91,779	(2)	$254,078	(3)	$276,557	(4)
Real estate	(3)		(814)		7,839		(603)
Corporate and Other	(4,203)		(8,950)	(5)	(12,179)		(24,071)	(6)
Total operating income	$83,901		$82,015		$249,738		$251,883
(1) Operating income includes $31 of litigation settlement and judgment expense.
(2) Operating income includes $12 of litigation settlement and judgment expense.
(3) Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $160 of litigation settlement and judgment expense.
(4) Operating income includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $17 of litigation settlement and judgment expense.
(5) Operating loss includes transaction charges of $3,426 related to the Distribution, and $910 of gain on sale of assets.
(6) Operating loss includes transaction charges of $3,426 related to the Distribution, and $910 of gain on sale of assets.

Pricing actions

Since January 1, 2021, Liggett has taken the following pricing actions.

		Brand
	Amount per pack	Montego	Eagle 20’s	Pyramid	Liggett Select, Eve and Grand Prix

January 25, 2021 (1)	$0.14	—	✓	✓	✓
June 28, 2021 (1)	0.14	—	✓	✓	✓
September 27, 2021 (1)	0.15	—	✓	✓	✓
January 31, 2022 (1)	0.10	✓	—	—	—
January 31, 2022 (1)	0.15	—	✓	✓	✓
April 29, 2022 (1)	0.16	—	✓	✓	✓
May 1,2022 (2)	0.10	✓	—	—	—
July 29, 2022 (1)	0.16	✓	✓	✓	✓
October 28, 2022 (1)	0.16	—	✓	✓	✓
October 28, 2022 (1)	0.10	✓	—	—	—
(1) List price increase
(2) Promotional spending reduction
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues. Total revenues were $377,995 for the three months ended September 30, 2022 compared to $298,485 for the three months ended September 30, 2021. The $79,510 (26.6%) increase in revenues was primarily due to an $80,053 increase in Tobacco revenues offset by a $543 decline in Real Estate revenues.
Cost of sales. Total cost of sales was $267,023 for the three months ended September 30, 2022 compared to $187,444 for the three months ended September 30, 2021. The $79,579 (42.5%) increase in cost of sales was primarily due to an $80,625 increase in Tobacco cost of sales. This was offset by a $1,046 decline in Real Estate cost of sales.
Expenses. Operating expenses were $27,071 for the three months ended September 30, 2022 compared to $29,026 for the same period last year. The $1,955 (6.7%) decline in operating expenses was primarily due to a $4,747 decline in Corporate and Other expenses and a $308 decline in Real Estate expenses. This was offset by a $3,100 increase in Tobacco expenses.
Operating income. Operating income was $83,901 for the three months ended September 30, 2022 compared to $82,015 for the same period last year. The $1,886 (2.3%) increase in operating income was due to a $4,747 decline in Corporate and Other operating loss and a $811 decline in Real Estate operating loss. This was offset by a $3,672 decline in Tobacco operating income.
Other expenses. Other expenses were $30,512 and $35,327 for the three months ended September 30, 2022 and 2021, respectively. For the three months ended September 30, 2022, other expenses primarily consisted of interest expense of $27,598, equity in losses from real estate ventures of $1,903, other expenses of $804, and equity in losses from investments of $619. This was offset by a gain of $412 recognized on the repurchase of the 10.5% Senior Notes. For the three months ended September 30, 2021, other expenses primarily consisted of interest expense of $28,226, equity in losses from real estate ventures of $5,694, and other, net of $1,451. This was offset by equity in earnings from investments of $44.
Income before provision for income taxes. Income before income taxes was $53,389 and $46,688 for the three months ended September 30, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $14,533 and $16,776 for the three months ended September 30, 2022 and 2021, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.

Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2022 and 2021. For the three months ended September 30, 2022, Tobacco revenues were $377,995 compared to $297,942 for the three months ended September 30, 2021. Revenues increased by $80,053 (26.9%) due primarily to a 30.1% (636 million units) increase in sales volume, partially offset by a decline in the average selling price of our brands for the three months ended September 30, 2022 due to changes in sales mix, which occurred primarily as a result of the volume increase in our deep discount brand, Montego, and the volume decline of our other brands, which are priced in the traditional discount category.
For the three months ended September 30, 2022, our strategy for Montego was based on volume growth, while our strategy for Eagle 20’s and Pyramid was based on income growth. Because Montego was in the volume growth phase, it became Liggett’s largest brand by volume during the second quarter of 2022 and its volume has increased to approximately 50% of Liggett’s total unit sales for the three months ended September 30, 2022 from approximately 17% for the three months ended September 30, 2021. As a result of the growth in Montego’s volume and price increases that began in the fourth quarter of 2018, Eagle 20’s is now Liggett’s second-largest brand and its percentage of Liggett’s total unit sales has declined to approximately 33% for the three months ended September 30, 2022 from approximately 56% for the three months ended September 30, 2021. Pyramid, Liggett’s third-largest brand, also declined to approximately 12% of Liggett’s total unit sales for the three months ended September 30, 2022 from approximately 19% for the three months ended September 30, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2022	2021

Manufacturing overhead, raw materials and labor	$41,128	$29,866
Customer shipping and handling	2,276	1,815
Federal excise taxes, net	138,041	106,408
FDA expense	8,013	6,314
MSA expense, net of market share exemption	77,565	41,995
Total cost of sales	$267,023	$186,398

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total domestic taxable cigarette shipments in the United States, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.57 per pack for the three months ended September 30, 2022 from our estimate of $0.40 per pack from the three months ended September 30, 2021. (We estimated our MSA expense was $0.40 per pack for the year ended December 31, 2021.)
Our MSA expense is impacted by total domestic taxable shipments in the United States. As of September 30, 2022, we estimate taxable shipments in the U.S. will decline by 9% in 2022 compared to our estimate as of September 30, 2021 of a decline of 7% in 2021. (The actual change in 2021 taxable shipments was a decline of 6.1%.) We estimate our 2022 projected annual MSA expense changes by approximately $1,900 for each 1% change in U.S. shipment volumes.
Inflationary pressures also impact Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of September 30, 2022, Liggett’s management assumed an inflation adjustment to MSA expense of 9.0% compared to an assumption of 4.8% as of September 30, 2021. (The actual inflation adjustment to the MSA in 2021 was 7.0%.) Our annual MSA expense increases by approximately $2,500 for each 1% increase in inflation more than 3%.

In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been impacted by inflation. During the three months ended September 30, 2022, Liggett experienced an approximate 5.4% inflation increase in leaf tobacco and raw materials (on a per-unit basis) compared to 1.0% during the three months ended September 30, 2021. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 5.3% increase in production costs (on a per-unit basis) during the three months ended September 30, 2022, compared to an increase in total production costs of 4.8% during the three months ended September 30, 2021.
Tobacco gross profit was $110,972 for the three months ended September 30, 2022 compared to $111,544 for the three months ended September 30, 2021, a decline of $572 (0.5%). The decline in gross profit for the three months ended September 30, 2022 was primarily attributable to declines in net pricing (due to the growth of the Montego brand) and higher per unit MSA expense and was predominantly offset by a 30.1% increase in unit sales and increased pricing across all brands. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin declined from 58.2% in the 2021 period to 46.2% in the 2022 period primarily due to the growth of the Montego brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $22,834 and $19,753 for the three months ended September 30, 2022 and 2021, respectively. The increase of $3,081 was primarily due to the timing of compensation expense accruals and increased marketing expenses and professional fee expenses. Total tobacco product liability legal expenses, including settlements and judgments, were $2,712 and $1,555 for the three months ended September 30, 2022 and 2021, respectively.
Tobacco operating income. Tobacco operating income was $88,107 for the three months ended September 30, 2022 compared to $91,779 for the three months ended September 30, 2021. The decline of $3,672 (4.0%) was primarily attributable to lower gross profit and increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $0 and $543 for the three months ended September 30, 2022 and 2021, respectively. In April 2022, New Valley sold Escena.
Real Estate revenues and cost of sales for the three months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended
	September 30,
	2022	2021
Real Estate Revenues:
Sales on facilities located on investments in real estate	$—	$543
Revenues from investments in real estate	—	—
Total real estate revenues	$—	$543

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$—	$28
Cost of sales on facilities located on investments in real estate	—	1,018
Total real estate cost of sales	$—	$1,046

Operating, selling, administrative and general expenses	$3	$311

Operating loss	$(3)	$(814)
___________________________________

Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $4,203 for the three months ended September 30, 2022 compared to $8,950 for the same period in 2021. The decline in the 2022 period was primarily due to the absence of transaction charges of $3,426 related to the Distribution of Douglas Elliman, which occurred in December 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues. Total revenues were $1,077,239 for the nine months ended September 30, 2022 compared to $907,027 for the nine months ended September 30, 2021. The $170,212 (18.8%) increase in revenues was primarily due to a $165,454 increase in Tobacco revenues related to increased unit volume and a $4,758 increase in Real Estate revenues.
Cost of sales. Total cost of sales was $751,076 for the nine months ended September 30, 2022 compared to $566,242 for the nine months ended September 30, 2021. The $184,834 (32.6%) increase in cost of sales was primarily due to a $187,175 increase in Tobacco cost of sales primarily related to increased sales volume, offset by a $2,341 decline in Real Estate cost of sales.
Expenses. Operating expenses were $76,425 for the nine months ended September 30, 2022 compared to $88,902 for the same period last year. The $12,477 (14.0%) decline was due to an $11,892 decline in Corporate and Other expense and a $1,343 decline in Real Estate expenses for the nine months ended September 30, 2022. This was offset by a $758 increase in Tobacco expenses.
Operating income. Operating income was $249,738 for the nine months ended September 30, 2022 compared to operating income of $251,883 for the same period last year as a result of a decline in Tobacco operating income of $22,479 due primarily to declines in net pricing (due to the growth of the Montego brand) and higher per unit MSA expense. This was offset by an increase in Real Estate operating income of $8,442, which was associated with the sale of Escena, and a decline in Corporate and Other operating loss of $11,892.
Other expenses. Other expenses were $97,463 for the nine months ended September 30, 2022 compared to other expenses of $82,446 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, other expenses primarily consisted of interest expense of $83,420, equity in losses from investments of $5,172, other expenses of $5,043, and equity in losses from real estate ventures of $4,240. This was offset by a gain of $412 recognized on the repurchase of the 10.5% Senior Notes. For the nine months ended September 30, 2021, other expenses primarily consisted of interest expense of $85,019 and loss on extinguishment of debt of $21,362. This was offset by other income of $9,868, equity in earnings from real estate ventures $12,505 and equity in earnings from investments of $1,562.
Income before provision for income taxes. Income before income taxes was $152,275 and $169,437 for the nine months ended September 30, 2022 and 2021, respectively.
Income tax expense. Income tax expense was $41,724 for the nine months ended September 30, 2022 compared to income tax expense of $52,994 for the nine months ended September 30, 2021. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.

Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2022 and 2021. For the nine months ended September 30, 2022, Tobacco revenues were $1,061,355 compared to $895,901 for the nine months ended September 30, 2021. Revenues increased by $165,454 (18.5%) due primarily to a 21.5% (1,381 million units) increase in unit sales volume, partially offset by a decline in the average selling price of our brands due to changes in sales mix, which occurred primarily as a result of the volume increase in our deep discount brand, Montego, and the volume decline in our other brands which are priced in the traditional discount category.
For the nine months ended September 30, 2022, our strategy for Montego was based on volume growth, while our strategy for Eagle 20’s and Pyramid was based on income growth. Because Montego was in the volume growth phase, it became Liggett’s largest brand by volume during the nine months ended September 30, 2022 and its volume has increased to approximately 44% of Liggett’s total unit sales for the nine months ended September 30, 2022 from approximately 13% for the nine months ended September 30, 2021. As a result of the growth in Montego’s volume and price increases that began in the fourth quarter of 2018, Eagle 20’s is now Liggett’s second largest brand and its percentage of Liggett’s total unit sales has declined to approximately 37% for the nine months ended September 30, 2022 from approximately 59% for the nine months ended September 30, 2021. Pyramid, Liggett’s third-largest brand, also declined to approximately 14% of Liggett’s total unit sales for the nine months ended September 30, 2022 from approximately 20% for the nine months ended September 30, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2022		2021

Manufacturing overhead, raw materials and labor	$114,320		$90,404
Customer shipping and handling	6,573		5,116
Federal excise taxes, net	392,004		322,857
FDA expense	22,261		18,008
MSA expense, net of market share exemption	208,591	(1)	120,189	(2)
Total cost of sales	$743,749		$556,574
(1) Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
(2) Includes $2,722 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total domestic taxable cigarette shipments in the United States, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.54 per pack for the nine months ended September 30, 2022 from our estimate of $0.38 per pack from the nine months ended September 30, 2021. (We estimated our MSA expense was $0.40 per pack for the year ended December 31, 2021.)

Our MSA expense is impacted by total domestic taxable cigarette shipments in the United States. As of September 30, 2022, we estimate taxable shipments in the U.S. will decline by 9.0% in 2022 compared to our estimate as of September 30, 2021 of a decline of 7.0% in 2021. (The actual change in 2021 taxable shipments was a decline of 6.1%.) We estimate our 2022 projected annual MSA expense changes by approximately $1,900 for each 1% change in U.S. shipment volumes.

Inflationary pressures also impact Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of September 30, 2022, Liggett’s management assumed an inflation adjustment to MSA expense of 9.0% compared to an assumption of 4.8% as of September 30, 2021. (The actual inflation adjustment to the MSA in 2021 was 7.0%.) Our annual MSA expense increases by approximately $2,500 for each 1% increase in inflation more than 3%.

In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been significantly impacted by inflation. During the nine months ended September 30, 2022, Liggett experienced a 4.5% increase in leaf tobacco and raw materials (on a per-unit basis) compared to 1.2% during the nine months ended September 30, 2021. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 4.1% increase in production costs (on a per-unit basis) during the nine months ended September 30, 2022, compared to a 2.3% increase in production costs during the nine months ended September 30, 2021.
Tobacco gross profit was $317,606 for the nine months ended September 30, 2022 compared to $339,327 for the nine months ended September 30, 2021, a decline of $21,721 (6.4%). This decline in gross profit for the nine months ended September 30, 2022 was primarily attributable to declines in net pricing (due to the growth of the Montego brand) and higher per unit MSA expense and was partially offset by a 21.5% increase in unit sales and increased pricing across all brands. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin declined from 59.2% in the 2021 period to 47.4% in the 2022 period primarily due to the growth of the Montego brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $63,368 for the nine months ended September 30, 2022 compared to $62,753 for the nine months ended September 30, 2021. The increase of $615 was primarily due to higher professional fees and expenses. Tobacco product liability legal expenses, including settlements and judgments, were $6,035 and $4,622 for the nine months ended September 30, 2022 and 2021, respectively.
Tobacco operating income. Tobacco operating income was $254,078 for the nine months ended September 30, 2022 compared to $276,557 for the nine months ended September 30, 2021. The decline of $22,479 (8.1%) was attributable to lower gross profit and increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $15,884 and $11,126 for the nine months ended September 30, 2022 and 2021, respectively. Real Estate revenues increased by $4,758. In April 2022, New Valley sold Escena and recognized $12,600 in revenues.
Real Estate revenues, cost of sales, expenses and operating income for the nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Nine Months Ended
	September 30,
	2022	2021
Real Estate Revenues:
Sales on facilities located on investments in real estate	$3,259	$3,476
Revenues from investments in real estate	12,625	7,650
Total real estate revenues	$15,884	$11,126

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$5,891	$6,772
Cost of sales on facilities located on investments in real estate	1,436	2,896
Total real estate cost of sales	$7,327	$9,668

Operating, selling, administrative and general expenses	$718	$2,061

Operating income (loss)	$7,839	$(603)

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $12,179 for the nine months ended September 30, 2022 compared to $24,071 for the same period in 2021. The decline in the 2022 period was due in part to the absence of transaction charges of $3,426 related to the Distribution of Douglas Elliman, which occurred in December 2021.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2022:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2022	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date

Escena, net (liquidated April 2022)	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$(17,516)	$17,516	$—	$—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$(17,516)	$17,516	$—	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$7,285	$(4,414)	$2,871	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,485)	6,485	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard)	West Hollywood, CA	October 2014	48.5%	17,188	(17,188)	—	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	19.6%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	5,456	(5,456)	—	—	63,000	SF	—		13	R	June 2017	TBD
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(7,329)	1,816	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(3,047)	7,645	—	8,741	SF	76,919	SF	15	R	July 2021	September 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	1,151	19,249	—	472,000	SF	15,000	SF	238	R	April 2020	September 2024
9 DeKalb Avenue	Brooklyn, NY	April 2019	4.2%	5,000	1,263	6,263	—	450,000	SF	120,000	SF	540	R	March 2019	September 2023
Natura	Miami, FL	December 2019	77.8%	7,626	5,291	12,917	—	460,000	SF	—		460	R	December 2019	February 2023
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(197)	3,912	—	58,000	SF	—		15	R	October 2020	February 2023
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	2,069	92	2,161	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	89.1%	21,500	1,597	23,097	—	335,000	SF	8,000	SF	502	R	July 2022	April 2025
3621 Collins Ave (3)	Miami Beach, FL	March 2022	2.5%	1,000	—	1,000	—	TBD						TBD	TBD
Alchemy Nash Square	Raleigh, NC	June 2022	75.0%	410	12	422	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,000	—	4,000	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,000	—	4,000	—	TBD						TBD	TBD
Condominium and Mixed Use Development				$126,720	$(37,367)	$89,353	$—

Riverchase Landing	Hoover, AL	October 2021	50.0%	$11,350	$(1,374)	$9,976	$—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$11,350	$(1,374)	$9,976	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(8,094)	$588	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,328)	1,328	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,222)	1,826	—	52	Acres	—		101	H	N/A	N/A
Parker New York (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(672)	328	—	470,000	SF	—		587 99	H R	May 2020	April 2023
Hotels				$14,402	$(11,660)	$2,742	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(4,362)	$7,908	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	3,426	4,068	7,494	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$15,696	$(294)	$15,402	$—

Witkoff GP Partners (4)	Multiple	March 2017	15.0%	$9,986	$(9,619)	$367	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(16,141)	16,141	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	(1,041)	1,041	—	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(7,196)	$7,563	$367	$—

Investments in real estate ventures				$160,972	$(43,132)	$117,840	$—

Total Carrying Value				$143,456	$(25,616)	$117,840	$—

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
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of September 30, 2022 were $11,749. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the nine months ended September 30, 2022, New Valley capitalized $3,152 of interest costs and utilized (reversed) $60 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $215,691 and $173,377 for the nine months ended September 30, 2022 and 2021, respectively.
Cash provided by operations was $329,017 and $311,337 for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash provided from operations related primarily to increased obligations due under the MSA (due to increased unit volumes as a result of the growth of Montego) and lower payments made under the MSA for the nine months ended September 30, 2022 as well as the absence, in 2022, of premiums paid during the nine months ended September 30, 2021 to retire our 6.125% Senior Secured Notes due 2025. The amounts were offset by absence of cash from operations from Douglas Elliman for the nine months ended September 30, 2022 as a result of the Distribution. In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. The amount of the bond has been included as a component of restricted cash at September 30, 2022, and, therefore, has not been included as a reduction in cash provided by operations in our condensed consolidated financial statement of cash flows for the nine months ended September 30, 2022.
Cash used in investing activities was $3,504 and $36,045 for the nine months ended September 30, 2022 and 2021, respectively. In the first nine months of 2022, cash used in investing activities was for the purchase of investment securities of $48,828, investments in real estate ventures of $19,644, capital expenditures of $8,759, purchase of long-term investments of $4,312, and an increase in cash surrender value of life insurance policies of $1,268. This was offset by maturities of investment securities of $49,789, the sale of investment securities of $21,152, proceeds from the sale or liquidation of long-term investments of $4,413, distributions from investments in real estate ventures of $3,791, paydowns of investment securities of $157 and a decrease in restricted assets of $5. In the first nine months of 2021, cash used in investing activities was for the purchase of investment securities of $99,287, investments in real estate ventures of $15,912, capital expenditures of $11,103, an increase in cash surrender value of life insurance policies of $1,253, purchase of long-term investments of $13,053, purchase of subsidiaries of $500 and an increase in restricted assets of $5. This was offset by maturities of investment securities of $50,731, the sale of investment securities of $33,517, distributions from investments in real estate ventures of $11,879, proceeds from the sale or liquidation of long-term investments of $8,509, paydowns of investment securities of $415 and proceeds from sale of fixed assets of $17. Liggett has entered into purchase commitments of approximately $14,000 related to factory modernization throughout 2022 and 2023 and has funded approximately $4,500 of these capital commitments as of September 30, 2022. The remaining $9,500 of capital expenditures will be incremental to Liggett’s recurring capital expenditure program.

Cash used in financing activities was $109,822 and $101,915 for the nine months ended September 30, 2022 and 2021, respectively. In the first nine months of 2022, cash was used for the dividends on common stock of $96,636, repurchase and repayments of debt of $12,246, other of $938 and net repayments of debt under the revolver of $2. Repurchases and repayments of debt for the nine months ended September 30, 2022 included our repurchase in the market of $12,865 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $12,222 plus accrued interest. The Senior Notes that were repurchased have been retired. In the first nine months of 2021, cash was used in financing activities for repayments of debt of $859,801, which consisted primarily of the retirement of our 6.125% Senior Secured Notes due 2025 of $850,000, dividends and distributions on common stock of $98,403 and other of $102. This was offset by the net impact of the refinancing of our Senior Secured Notes and contributions from a non-controlling interest of Douglas Elliman of $1,500. The refinancing consisted of proceeds of $875,000 from the issuance of our 5.75% Senior Secured Notes due 2029 offset by deferred financing costs of $20,109.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $107,200, dividends on our outstanding common shares of approximately $126,700, which is based on an assumed quarterly cash dividend of $0.20 per share and other corporate expenses and income taxes.
As of September 30, 2022, we had cash and cash equivalents of $384,963 (including $174,386 of cash at Liggett), investment securities and long-term investments, which were carried at $160,218 (see Note 5 to condensed consolidated financial statements). As of September 30, 2022, our investments in real estate ventures were carried at $116,840.

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
Tobacco Litigation. As of September 30, 2022, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, 22 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. Liggett may be required to make additional payments to Mississippi which could have a material adverse effect on the Company’s consolidated financial position. The potential exposures for unpaid principal and pre-judgment interest were approximately $16,700 and $22,100 (as of September 2022), respectively. See Recent Developments in Tobacco-Related Litigation.
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
Vector Indebtedness.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the nine months ended September 30, 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial test and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of September 30, 2022.

	Indenture	September 30, 2022
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$372,480
Leverage ratio, as defined	<3.0 to 1	2.27 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.84 to 1

As of September 30, 2022, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. We may presently redeem such bonds at price of 102.625%, as of November 1, 2022, and 100% on November 1, 2023. In addition, in the event of a change of control, as defined in the indenture governing the 10.5% Senior Notes (the “2026 Indenture”), each holder of the 10.5% Senior Notes may require us to make an offer to repurchase some or all of our 10.5% Senior Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2026 Indenture, we must offer to repurchase the 10.5% Senior Notes at the prices listed in the 2026 Indenture.
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
The following table summarizes the requirements of these financial test and the extent to which we satisfied these requirements as of September 30, 2022.

Covenant	Indenture Requirement	September 30, 2022
Consolidated EBITDA, as defined	N/A	$336,038
Fixed charge coverage ratio, as defined	>2.0 to 1	3.14 to 1
Net leverage ratio, as defined	<4.0 to 1	2.17 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.55 to 1
As of September 30, 2022, we were in compliance with all of the debt covenants related to the 2026 Indenture.
In September 2022, we repurchased in the market $12,865 in aggregate principal amount of our 10.5% Senior Notes and have retired the Senior Notes that were repurchased.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of September 30, 2022 and the related Condensed Consolidating Statements of Operations for the nine months ended September 30, 2022 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of September 30, 2022 and December 31, 2021 and the related Summarized Combined Statements of Operations for the nine months ended September 30, 2022 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	September 30, 2022	December 31, 2021
Assets:
Current assets	$661,604	$487,797
Noncurrent assets	293,666	274,292
Intercompany receivables from Nonguarantor Subsidiaries	2,427	1,832

Liabilities:
Current liabilities	380,692	194,097
Noncurrent liabilities	1,514,554	1,536,792

Summarized Combined Statements of Operations:

	Nine Months Ended
	September 30,
	2022	2021
Revenues	$1,061,355	$895,901
Cost of sales	743,749	556,574
Operating income	242,301	252,671
Net income	105,755	107,201

Liggett Credit Facility. As of September 30, 2022, there was $22 outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $74,000 based on eligible collateral at September 30, 2022. At September 30, 2022, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $346,680 for the last twelve months ended September 30, 2022.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of September 30, 2022, we and our subsidiaries had total outstanding indebtedness of approximately $1,417,200. Of this amount, $875,000 comprised the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $542,135 comprised the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We had cash and cash equivalents of approximately $385,000, investment securities at fair value of approximately $115,800, long-term investments with an estimated value of approximately $44,400, and availability under Liggett’s credit facility of approximately $74,000 at September 30, 2022. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. In September 2022, we repurchased in the market $12,865 in aggregate principal amount of our Senior Notes due 2026 for $12,222 plus accrued interest. The Senior Notes that were repurchased have been retired. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase additional amounts of our 10.5% Senior Notes due 2026 in open-market purchases or privately negotiated transactions.
Furthermore, we may access the capital markets to refinance our 10.5% Senior Notes due 2026. As of November 1, 2022, we can presently redeem such bonds at price of 102.625% and the redemption price declines to 100% on November 1, 2023. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.

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
As of September 30, 2022, there was an outstanding balance of $22 on the Liggett Credit Facility which also has variable interest rates. As of September 30, 2022, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.
We held debt securities available for sale totaling $80,585 as of September 30, 2022. See Note 5 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of September 30, 2022, we held various investments in equity securities with a total fair value of $63,821, of which $35,239 represents equity securities at fair value and $28,582 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 5 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of September 30, 2022, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,382.

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
Menthol and Flavorings
On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the twelve months ended September 30, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
•impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry,
•the impacts of the Inflation Reduction Act of 2022 and the Tax Cuts and Jobs Act of 2017, including the deductibility of interest expense and the impact of the markets on our Real Estate segment,
•the impacts of future income tax legislation in the U.S., including the impact of the markets on our Real Estate segment,
•failure to properly use and protect customer and employee information and data,
•the tax-free treatment of the Distribution,
•the failure of us or Douglas Elliman to satisfy our respective obligations under the Transition Services Agreement or other agreements entered into in connection with the Distribution,
•failure to properly use and protect client and employee information and data, and
•the effect of a material breach of security or other performance issues of any of our or our vendors’ systems.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended September 30, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.

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

On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. The final rule provided for an effective date of June 18, 2021, 15 months after issuance of the final rule. On April 3, 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. On August 10, 2022, the court granted a motion to postpone the effective date of the final rule to October 6, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended September 30, 2022.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended September 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	100,227	$10.43	(1)	—	—
August 1 to August 31, 2022	—	—		—	—
September 1 to September 30, 2022	—	—		—	—
Total	100,227	$10.43		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of certain employees’ shares of restricted stock. The shares purchased were immediately canceled.

Item 6.    Exhibits:

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 2, 2022