Form 10-K
period 2022-12-31
VECTOR GROUP LTD
filed 2023-02-21
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2022

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2022 was approximately $1.53 billion.
At February 17, 2023, Vector Group Ltd. had 156,173,968 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Reserved	30
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	52
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	52

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13.	Certain Relationships and Related Transactions, and Director Independence	53
Item 14.	Principal Accountant Fees and Services	53

PART IV
Item 15.	Exhibits and Financial Statement Schedules	54
Item 16.	Form 10-K Summary	58
SIGNATURES		59

EX 4.1
EX 4.2
EX 4.3
EX 4.4
EX 4.5
EX 10.29
EX 10.38
EX 10.39
EX 10.40
EX-21.1
EX-22.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1. BUSINESS
Basis of Presentation
The Consolidated Financial Statements included in this annual report present the financial position of Vector Group Ltd., a Delaware corporation, as of December 31, 2022 and 2021 and the results of our operations for the years ended December 31, 2022, 2021 and 2020. Our financial position and results of operations as of and for the years ended December 31, 2021 and 2020 give effect to the distribution to our stockholders (including Vector common stock underlying outstanding stock options awards and restricted stock awards) of the common stock of Douglas Elliman Inc. (the “Distribution”) with the historical financial results of Douglas Elliman reflected as discontinued operations. The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the 2021 and 2020 periods presented. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements related to the 2021 and 2020 periods refer only to Vector Group’s continuing operations and do not include discussion of balances or activity of Douglas Elliman.
Distribution of and Relationship with Douglas Elliman
On December 29, 2021, at 11:59 p.m., New York City time, we completed the Distribution. Following the Distribution, Douglas Elliman is a separate public company listed on the New York Stock Exchange trading under the symbol “DOUG” and owns the real estate services and property technology investment business formerly owned by Vector Group through Vector Group’s subsidiary New Valley LLC, a Delaware limited liability company. Vector Group and Douglas Elliman entered into a Distribution Agreement and several ancillary agreements for the purpose of accomplishing the distribution of Douglas Elliman common stock to Vector Group’s stockholders. These agreements also govern our relationship with Douglas Elliman after the Distribution and provide for the allocation of employee benefits, tax and additional liabilities and obligations attributable to periods before and after the distribution. These agreements also include a Transition Services Agreement with respect to transition services and several ongoing commercial relationships. The Distribution Agreement includes an agreement that Vector Group and Douglas Elliman will provide each other with appropriate indemnities with respect to liabilities arising out of their businesses. We also entered into a Tax Disaffiliation Agreement with Douglas Elliman that governs each of our respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. Douglas Elliman is party to other arrangements with Vector Group and its subsidiaries.
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
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco
•Continue to offer excellent value propositions in the U.S. cigarette industry by consistently delivering high quality products within the discount segment;
•Capitalize on our tobacco subsidiaries’ cost advantage in the United States cigarette market under the Master Settlement Agreement (“MSA”);
•Focus marketing and selling efforts on the discount segment, continue to build volume and margin in focus discount brands (Montego, Eagle 20’s, and Pyramid) and utilize core brand equity to selectively build distribution;
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
Tobacco Operations
General. Our Tobacco segment operates through our two discount cigarette manufacture subsidiaries, Liggett and Vector Tobacco. Liggett is the operating successor to Liggett & Myers Tobacco Company, which was founded in 1873. In this report, certain references to “Liggett” refer to our tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified.
For the year ended December 31, 2022, Liggett was the fourth-largest manufacturer of cigarettes in the United States in terms of unit sales. Liggett’s manufacturing facilities are in Mebane, North Carolina, where it also manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At present, Liggett and Vector Tobacco have no international operations.
The U.S. cigarette market consists of premium cigarettes, which are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, and discount cigarettes, which are marketed at lower retail prices to adult smokers who are more value conscious. In recent years, however, the discounting of premium cigarettes has become far more significant in the marketplace. Since 2004, Liggett has only produced discount cigarettes and all of its units sold in 2022, 2021 and 2020 were in the discount segment.
According to data from Management Science Associates, Inc., the discount segment represented 29.4% of the total U.S. cigarette market in 2022 compared to 28.3% in 2021 and 28.6% in 2020. Liggett’s domestic shipments of approximately 10.4 billion cigarettes during 2022 accounted for 5.4% of the total cigarettes shipped in the United States during such year. Liggett’s market share was 4.1% in 2021 and 2020, respectively. According to Management Science Associates, Liggett held a share of approximately 18.5% of the overall discount market segment for 2022 compared to 14.4% for 2021 and 14.2% for 2020.
Liggett’s value propositions. Liggett produces cigarettes in approximately 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•Montego — From August 2020 to February 2022, Liggett expanded the distribution of its Montego deep discount brand nationally. Montego became Liggett’s largest brand by volume during the second quarter of 2022. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s unit volume represented 47% of Liggett’s total unit volume sales in 2022, 16% in 2021 and 6% in 2020.
•Eagle 20’s — A brand positioned in the discount segment for long-term growth re-launched as a national brand in 2013; Eagle 20’s represented 35% of Liggett’s unit volume in 2022, 57% in 2021 and 62% in 2020. Eagle 20’s is Liggett’s second largest brand.
•Pyramid — A brand re-launched in the second quarter of 2009 as a deep discount product; Pyramid, Liggett’s third-largest brand, represented 13% of Liggett’s unit volume in 2022, 20% in 2021 and 23% in 2020.
•Grand Prix, Liggett Select, Eve, USA and various partner brands and private label brands.
Cost advantage under the Master Settlement Agreement. Under the MSA reached in November 1998 with 46 states and various territories, cigarette manufacturers selling product in the U.S. must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds its grandfathered market share established under the MSA of approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have gained a sustainable cost advantage over their competitors as a result of the settlement.
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
The source of industry data in this report is Management Science Associates, Inc., an independent third-party data management organization that collects wholesale and retail shipment data from various cigarette manufacturers and distributors and provides analysis of market share and unit sales volume. Management Science Associates, Inc.’s information relating to unit sales volume and market share of certain smaller, primarily deep discount, cigarette manufacturers is based on estimates developed by Management Science Associates, Inc.
Sales, Marketing and Distribution. Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to 14 public warehouses located throughout the United States by third-party trucking companies. These warehouses serve as local distribution centers for Liggett’s customers.
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large variety, grocery, convenience and drug store chains. Two customers accounted for 15% and 11% of Liggett’s revenues in 2022, 14% and 12% of Liggett’s revenues in 2021 and 18% and 12% of Liggett’s revenues in 2020. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 4% and 37%, respectively, of net accounts receivable at December 31, 2022, 0% and 2%, respectively, at December 31, 2021 and 5% and 4%, respectively, at December 31, 2020. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no deposit is required. Liggett maintains appropriate reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
Trademarks. All major trademarks used by Liggett are federally registered or are in the process of being registered in the United States and other markets. Trademark registrations typically have a duration of ten years and can be renewed at Liggett’s option prior to their expiration date.
In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. These trademarks are pledged as collateral for certain of our senior secured debt.
Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient worldwide supply of tobacco to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of leaf tobacco, including flue-cured, burley, Maryland, oriental, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of these products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and international leaf dealers, much of it under long-term purchase commitments. As of December 31, 2022, the majority of Liggett’s commitments were for the purchase of tobacco from domestic and international leaf dealers.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market approximately 100 different cigarette brand styles. Liggett’s facility produced approximately 10.1 billion cigarettes in 2022 and maintains the capacity to produce approximately 17.6 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
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
Historically, there have been substantial barriers to entry into the cigarette business, including extensive distribution organizations, large capital outlays for sophisticated production equipment, substantial inventory investment, costly promotional spending, regulated advertising and, for premium brands, strong brand loyalty. However, after the MSA was signed, some smaller manufacturers and importers that are not parties to the MSA (“Non-Participating Manufacturers”) were able to overcome these competitive barriers due to an unintended cost advantage resulting from the MSA. These Non-Participating Manufacturers were subsequently impacted by the state statutes enacted pursuant to the MSA; however, these companies still have significant market share in the aggregate through competitive pricing in the discount segment.
In the cigarette business, Liggett competes on dual fronts. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, compete among themselves for premium brand market share based on advertising, promotional activities, trade rebates and incentives. They compete with Liggett and others for discount market share, primarily on the basis of price and in store merchandising. These competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the deep discount brands of smaller manufacturers and importers.
According to Management Science Associates Inc.’s data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for 71.8% of the domestic cigarette market in 2022. Liggett’s domestic shipments of approximately 10.4 billion cigarettes during 2022 accounted for 5.4% of the approximately 191 billion cigarettes shipped in the United States, compared to 8.6 billion cigarettes in 2021 (4.1%) and 9.2 billion cigarettes in 2020 (4.1%).
In 2022 industry wide shipments in the United States decreased by 9.9% (approximately 20.9 billion units) and for the five-year period 2017 to 2022, industry-wide shipments of cigarettes in the United States have declined by approximately 5.0% per annum. Liggett’s management believes that industry-wide shipments of cigarettes in the United States will continue to decline as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
Philip Morris and RJ Reynolds’ domination of the domestic cigarette market makes it more difficult for Liggett to compete for shelf space in retail outlets and could impact price competition in the market, either of which could have a material adverse effect on its sales volume, operating income and cash flows.
Historically, Philip Morris and RJ Reynolds have been able to determine cigarette prices for the various pricing tiers within the industry. Market pressures have historically caused other cigarette manufacturers to bring their prices in line with the levels established by these two major manufacturers. Off-list price discounting and similar promotional activity by manufacturers, however, has substantially affected the average price differential at retail, which can be significantly less than the manufacturers’ list price gap. In addition, in recent years, the discount segment has experienced increased price competition from smaller manufacturers which has led to more aggressive price discounting of certain “deep discount” brands when compared to “traditional discount” brands. Consequently, changes in the price gap of products at retail between “deep discount” and “traditional discount” has led to shifts in price segment performance.

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
The TCA imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees are allocated among tobacco product classes according to a formula set out in the statute, and then among manufacturers and importers within each class based on market share. FDA user fees for 2022 were $30,686 for Liggett and Vector Tobacco combined and will likely increase in the future.
The law also required establishment of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to safety, dependence and health issues related to tobacco products.
Menthol and Flavorings
In May 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes and FDA has indicated it may publish a final rule by the end of 2023. For the year ended December 31, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry. In addition to FDA, California, Massachusetts and some cities have, or are considering, a ban on the sale of menthol cigarettes.
In August 2020, the California legislature passed a law banning the sale of menthol cigarettes and other flavored tobacco products, which became effective on December 21, 2022, following a voter referendum in November 2022 approving the ban. On November 9, 2022, a group of tobacco companies filed a lawsuit in the United States District Court, Southern District of California challenging the legality of the flavor ban. While the menthol ban in Massachusetts and California have not had a material impact on Liggett or Vector Tobacco’s product sales to date, we cannot predict whether additional states or cities will enact similar bans on the sale of menthol cigarettes and whether they will impact product sales or have a material adverse effect on Liggett or Vector Tobacco.
Advertising and Warnings on Packaging
The TCA imposed significant new restrictions on the advertising and promotion of tobacco products. As written, these regulations significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color and graphics in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events, and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products.
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. In December 2022, the district court granted plaintiffs’ motion for summary judgment finding that the graphic warning final rule violated the rights of the tobacco companies under the First Amendment. The final rule has been vacated and on February 1, 2023, FDA filed a notice indicating it would appeal the ruling.
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
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. Liggett has elected to pursue administrative appeals with FDA for 14 of the 20 cigarette brand styles and discontinued six brand styles. Sales of these 14 cigarette brand styles accounted for approximately 0.4% of the tobacco segment’s annual revenue in 2022. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles accounted for approximately 0.3% of the tobacco segment’s annual revenue in 2022. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process.
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
Nicotine

On June 21, 2022, FDA indicated it plans to publish a proposed rule in May 2023 that establishes a tobacco product standard reducing the level of nicotine in cigarettes to non-addictive levels. FDA subsequently changed the anticipated publication date to October 2023. At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. We cannot predict how a tobacco product standard reducing nicotine, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
State Minimum Price Legislation
In 2020, voters in the State of Colorado approved Proposition EE, increasing taxes on cigarettes, tobacco and nicotine products. In addition to raising the Colorado state excise tax on cigarettes, Proposition EE included a provision that fixed the minimum retail price of cigarettes in Colorado at $7.00 per pack as of January 1, 2021, and thus reduced the competitive advantage of our Company’s deep discount priced cigarettes in the Colorado marketplace. We were unsuccessful in litigation against Colorado challenging the legality of the minimum price provision contained in Proposition EE. Although no other state has adopted a fixed minimum retail price law for cigarettes, other states may attempt to do so. In the event that other states pass minimum price legislation, the result could have a material adverse effect on our financial condition, results of operations and cash flows.
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
As a result of the MSA, the Settling States released Liggett and Vector Tobacco from:
•all claims of the Settling States and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; and (ii) the health effects of the exposure to, or research, statements or warnings about, tobacco products; and
•all monetary claims of the Settling States and their respective subdivisions and other recipients of state health care funds, relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for 5.4% of the total cigarettes sold in the United States in 2022. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
Liggett may have additional payment obligations under the MSA and its other settlement agreements with the states. See Item 1A. “Risk Factors” and Note 15 to our consolidated financial statements.

New Valley
New Valley is our real estate investment business. We have invested in numerous real estate projects in different asset classes, including planned communities, condominium and mixed–use developments, apartment buildings, hotels and commercial properties.
Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our current real estate investments include the following projects (as of December 31, 2022):
Condominium and Mixed-Use Development
As of December 31, 2022, we owned investments in condominium and mixed-use development real estate ventures, recorded at $94.0 million. We had condominium and mixed-use development real estate ventures, recorded at $16.8 million as of December 31, 2022, in the New York City Standard Metropolitan Statistical Area (“SMSA”). Of the six condominium and mixed-use development real estate ventures in the New York City SMSA, four were closing on units or completed as of December 31, 2022, and the remaining two had projected construction completion dates in 2023. We had condominium and mixed-use development real estate ventures with projected construction completion dates between March 2023 and April 2025 recorded at $77.2 million in other U.S. areas as of December 31, 2022.
Apartment Buildings
As of December 31, 2022, we owned an investment in a venture that owns an apartment building located in Hoover, AL, which was recorded at $9.5 million. The investment was operating as of December 31, 2022.
Hotels
As of December 31, 2022, we owned investments in hotels recorded at $2.5 million, with ventures recorded at $0.8 million located in the New York City SMSA and the remainder located in Bermuda. The hotels were operating as of December 31, 2022.
Commercial
As of December 31, 2022, we owned investments in commercial real estate ventures recorded at $15.3 million, one located in the New York City SMSA and one located in Las Vegas, Nevada. Both commercial real estate ventures were operating as of December 31, 2022.
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. We may pursue growth in new markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. As of December 31, 2022, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $121.7 million.
For additional information concerning these investments, see Note 10 to our consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Summary of Real Estate Investments.”

Human Capital
We have long believed that the diversity and talent of our people provide a competitive advantage to Vector Group and its subsidiaries. As of December 31, 2022, we employed 536 employees, of which 509 were employed by Liggett, and 27 were employed at Vector Group’s corporate headquarters.
Approximately 30% of the Liggett workforce has been employed by the Company for more than 15 years. Liggett has maintained long relationships with its employees due to its philosophy of listening to their comments and concerns and regularly engaging them to enhance its human capital management objectives.
Historically, this has occurred with frequent communication across all levels of Liggett and in-person events with senior management. We believe this philosophy served Liggett well in recent years.

The health and safety of our employees is foundational to achieving our human capital objectives.
Liggett also offers comprehensive benefit programs to its employees which provide them with, among other things, medical, dental, and vision healthcare; 401(k) matching contributions; paid parental leave; tuition assistance; and paid vacation time.
Of the 509 employees at Liggett as of December 31, 2022, 298 were employed at Liggett’s Mebane factory, 154 were employed throughout the United States in sales positions and the remaining 57 were employed in administrative functions supporting and coordinating sales and marketing efforts.
Of the employees at Liggett’s factory, 218 were hourly employees who are represented by four unions affiliated with either the AFL-CIO or the Teamsters. Liggett has not experienced any significant work stoppages since 1977.
We will continue to listen, while engaging and connecting with employees at Liggett to further our human capital management objectives.
Available Information
Our website address is www.vectorgroupltd.com. We make available free of charge on the Investor Relations section of our website (http://www.vectorgroupltd.com/investor-relations/) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission (“SEC”). We also make available through our website other reports filed with the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act. Copies of these filings are also available on the SEC’s website. Copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines, Audit Committee charter, Compensation Committee charter and Corporate Responsibility and Nominating Committee charter have been posted on the Investor Relations section of our website and are also available in print to any stockholder who requests it. We do not intend for information contained in, or available through, our website to be part of this Annual Report on Form 10-K.

ITEM 1A.RISK FACTORS
Our business faces many risks. We have described below the known material risks that we and our subsidiaries face. There may be additional risks that we do not yet know of or that we do not currently perceive to be significant that may also impact our business or the business of our subsidiaries. Each of the risks and uncertainties described below could lead to events or circumstances that have a material adverse effect on the business, results of operations, cash flows, financial condition or equity of us or one or more of our subsidiaries, which in turn could negatively affect the value of our common stock. You should carefully consider and evaluate all information included in this report and any subsequent reports that we may file with the SEC or make available to the public before investing in any securities issued by us.
Risks Relating to Our Tobacco Business
Liggett faces intense competition in the domestic tobacco industry.
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has in certain circumstances a more limited ability to respond to market developments. Further, all of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. Management Science Associates’ data indicate that in 2022, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 71.8% of the United States cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 58.8% of the premium segment and 44.4% of the total domestic market during 2022. During 2022, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 5.4%. Historically, because of their dominant market share, Philip Morris and RJ Reynolds have been able to determine cigarette prices for the various pricing tiers within the industry.
Further consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market.
Liggett’s business is highly dependent on the discount cigarette segment and to maintain market share, it may be required to take steps to reduce prices.
All of Liggett’s unit volume is generated in the discount segment, which is highly competitive. While Philip Morris, RJ Reynolds, and ITG Brands compete with Liggett in the discount segment of the market, Liggett also faces intense competition for market share in the discount segment from a group of smaller manufacturers and importers, most of which sell low quality deep discount cigarettes. While Liggett’s share of the discount market was 18.5% in 2022, 14.4% in 2021 and 14.2% in 2020, Management Science Associates’ data indicate that the discount market share of these other smaller manufacturers and importers was approximately 30.3% in 2022, 34.2.% in 2021 and 35.5% in 2020. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only market segment could be negatively affected and, to maintain market share, Liggett may be required to take steps to reduce prices. Thus, Liggett’s sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.
The domestic cigarette industry has experienced declining unit sales in recent periods, which could result in lower sales or higher costs for us.
Management Science Associates’ data indicated that domestic industry-wide shipments of cigarettes declined by approximately 9.9% in 2022 and 6.5% in 2021 and increased by 1.5% in 2020. Since 1995, industry-wide shipments of cigarettes have declined in all years except 2020. We believe the 2020 increase in shipments was a COVID-19 related anomaly and that industry-wide shipments of cigarettes in the United States will continue to decline in future years as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years. In addition to a declining market impacting our sales volume, operating income and cash flows, our annual cost advantage from our payment exemption under the MSA declines by approximately $1.8 million for each percentage point decline in shipment volumes in the U.S. market and approximately $2.6 million for each percentage point increase in inflation (with the MSA rate increasing each year by the greater of three percent or the Consumer Price Index increase). If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, or if Liggett’s market share percentage falls below its MSA payment exemption percentage, or if prevailing inflation rates continue, Liggett’s sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.
Our tobacco operations are subject to substantial and increasing legislation, regulation and taxation, which have a negative effect on revenue and profitability.
Cigarettes are subject to substantial regulation and taxation at the federal, state and local levels, which has had and may continue to have an adverse effect on our business. For a more complete discussion of the material regulations and taxation applicable to our Business, see Item 1. “Business. Legislation and Regulation.” For instance:
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
•Various state and local government regulations have, among other things, increased the minimum age to purchase tobacco products, banned the sale of menthol cigarettes, restricted or banned sampling and advertising and required ingredient and constituent disclosure. Significantly, the federal government increased the minimum age of sale for tobacco products from 18 to 21 years of age in December 2019. Further regulations that limit the group of individuals able to purchase cigarettes in the United States or other regulations that limit the types of products we can offer, such as limitations on use of flavoring or nicotine content, could have a material adverse effect on demand for our products, our results of operations and our business. FDA and other organizations have also conducted anti-tobacco media campaigns, which have and may continue to have an adverse effect on the demand for cigarettes.
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
In June 2009, the Family Smoking Prevention and Tobacco Control Act (“TCA”) became law. The TCA grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. For a more complete discussion of the TCA, see Item 1. “Business. Legislation and Regulation.”
In July 2017, FDA announced a comprehensive plan for tobacco and nicotine regulation, proposing an increased focus on the impact of flavors (including menthol) and on reducing the level of nicotine in tobacco. In April 2021, FDA announced that it intends to issue a proposed rule to prohibit menthol as a characterizing flavor in cigarettes within the next year. FDA indicated that the proposed rule will be one of the agency’s highest priorities. FDA indicated it may publish a final rule by the end of 2023. For the year ended December 31, 2022, approximately 20% of our cigarette unit sales were menthol flavored. Regulations under the TCA that restrict or prohibit the sale of menthol flavored cigarettes would reduce the demand for our cigarettes and may have an adverse effect on our business and results of operations. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
As part of the comprehensive plan, FDA said it would focus on nicotine addiction, with the goal of lowering nicotine levels in combustible cigarettes through a product standard developed through notice and comment rule making, which FDA announced in March 2018. FDA indicated it plans to publish a proposed rule in October 2023. See Item 1. “Business. Legislation and Regulation.” At this time, we cannot predict the specific regulations FDA will enact, the timeframe for such regulations, or the effect of such regulations. The rule making process could take years and once a final rule is issued it typically does not take effect for at least one year. We cannot predict how a nicotine tobacco product standard, if ultimately issued by FDA, would impact product sales, whether it would have a material adverse effect on Liggett or Vector Tobacco, or whether it would impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
In April 2018, FDA announced a change in its process for reviewing “provisional” substantial equivalence applications. See Item 1. “Business. Legislation and Regulation” for additional information on the substantial equivalence process. Vector Tobacco received a letter from FDA in April 2018 advising that FDA does not intend to conduct further review of Vector Tobacco’s remaining applications, with certain “conditions” (as described under Item 1. “Business. Legislation and Regulation”). Liggett received a letter from FDA in May 2018 advising that FDA does not intend to conduct further review for certain applications, also with certain “conditions” (as described under Item 1. “Business. Legislation and Regulation”). FDA has not indicated whether the applications relating to Liggett’s other products, not covered by that May 2018 letter, would proceed through FDA review. We cannot predict whether FDA will deem Liggett’s outstanding applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 20 of Liggett’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and other cigarette styles and could have a material adverse effect on us.
In March 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. The rule establishes marketing requirements that include the random and equal display and distribution of the required warnings for cigarette packages and quarterly rotation of the required warnings for cigarette advertisements. In April 2020, Liggett, along with other tobacco companies, commenced an action against the FDA in the United States District Court, District of Texas (Tyler Division) challenging the legality of the graphic warning final rule. In December 2022, the district court granted the tobacco companies’ motion for summary judgment finding that the graphic warning final rule violated the rights of the tobacco companies under the First Amendment. In February 2023, FDA filed a notice indicating it would appeal the ruling. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs.
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
Additional states may pass minimum price legislation.
In 2020, voters in the state of Colorado approved Proposition EE, increasing taxes on cigarettes, tobacco and nicotine products. In addition to raising the Colorado state excise tax on cigarettes, Proposition EE included a provision that fixed the minimum retail price of cigarettes in Colorado at $7.00 per pack as of January 1, 2021, and thus reduced the competitive advantage of our Company’s deep discount priced cigarettes in the Colorado marketplace. Although no other state has adopted a fixed minimum retail price law, other states may attempt to do so. In the event that other states pass similar legislation, the result could have a material adverse effect on our financial condition, results of operations and cash flows.
Litigation will continue to harm the tobacco industry, including Liggett.
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2022, there were 53 individual product liability lawsuits, two purported class actions and one health care cost recovery action pending in the United States in which Liggett and/or we were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against Liggett. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal. As new product liability cases are commenced against Liggett, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
Individual tobacco-related cases resulting from the Florida Supreme Court’s ruling in Engle could continue to harm Liggett.
In May 1994, the Engle case was filed as a class action against Liggett and others in Miami-Dade County, Florida. The class consisted of all Florida residents who, by November 21, 1996, “have suffered, presently suffer or have died from diseases and medical conditions caused by their addiction to cigarette smoking.” A trial was held and the jury returned a verdict adverse to the defendants (approximately $145.0 billion in punitive damages, including $790.0 million against Liggett). Following an appeal to the Third District Court of Appeal, the Florida Supreme Court in July 2006 decertified the class on a prospective basis and affirmed the appellate court’s reversal of the punitive damages award. Former class members had until January 2008 to file individual lawsuits. As a result, we and Liggett, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Although we were not named as a defendant in the Engle case, we were named as a defendant in substantially all of the Engle progeny cases where Liggett was named as a defendant. Notwithstanding Liggett’s multi-plaintiff settlements, Liggett and Vector Group remain defendants in 21 state court Engle progeny cases. The costs associated with defending these cases continue to negatively impact our cash flows. We cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met.
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
As of December 31, 2022, the Participating Manufacturers had entered into agreements with 39 Settling States setting out terms for settlement of the NPM Adjustment and addressing the NPM Adjustment with respect to those states for future years.
The arbitration for 2004 found three states liable for the NPM Adjustment. Two of these states have challenged the determinations. As of December 31, 2022, Liggett and Vector Tobacco accrued approximately $11.1 million related to disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.

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
In April 2021, the parties stipulated that the unpaid principal (exclusive of interest) purportedly due from Liggett to Mississippi pursuant to the 1996 Agreement (from inception through 2019) is approximately $16.7 million, subject to Liggett’s right to litigate and/or appeal the enforceability of the 1996 Agreement (and all issues other than the calculation of such principal amount). In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18.8 million, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a bond of $24 million in June 2022. Briefing on the appeal is underway.
Liggett may be required to make additional payments to Mississippi and Texas which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Our tobacco business faces multiple risks in today’s economic environment. These risks have the potential to significantly affect our business operations as well as our profitability.
International trade disruptions, shipping container availability, climate change, inflation, geopolitical instability, government regulations and man-made or natural disasters could affect the cost, availability and supply of our tobacco, raw materials as well as component parts for our equipment.
Overall economic conditions, including but not limited to inflation, labor shortages and supply chain disruptions, all present significant challenges and obstacles to overcome to enable our operations to continue uninterrupted. Our tobacco business also operates a single manufacturing facility which could affect our ability to produce and distribute our product if there was a major disruption.

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
•instability of financial institutions;
•legislative, tax or regulatory changes that would adversely impact the real estate market, including but not limited to potential reform relating to Fannie Mae, Freddie Mac and other government sponsored entities that provide liquidity to the U.S. housing and mortgage markets, and potential limits on, or elimination of, the income tax deduction of certain mortgage interest expense and property taxes;
•adverse changes in economic and general business conditions in the areas we invest;
•declining demand for real estate;
•acts of God, such as hurricanes, earthquakes and other natural disasters, or acts or threats of war or terrorism; and/or
•adverse changes in global, national, regional and local economic and market conditions, particularly where our businesses operate, including those relating to pandemics and health crises.
Real estate development is a competitive industry, and competitive conditions may adversely affect our results of operations. The real estate development industry is highly competitive. Real estate developers compete not only for buyers, but also for desirable properties, building materials, labor and capital. We compete with other local, regional, national and international real estate asset managers, investors and property developers, which have significant financial resources and experience. Competitive conditions in the real estate development industry could result in difficulty in acquiring suitable investments in properties at acceptable prices, increased selling incentives, lower sales volumes and prices, lower profit margins, impairments in the value of our investments in real estate developments and other assets, and/or increased construction costs, delays in construction and increased carry costs. Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third party consents.
If the market value of our properties or investments decline, our results of operations could be adversely affected by impairments and write-downs. We acquire land and invest in real estate projects in the ordinary course of our business. There is an inherent risk that the value of our land and investments may decline after purchase, which also may affect the value of existing properties under construction. The valuation of property is inherently subjective and based on the individual characteristics of each property. The market value of our land and investments in real estate projects depends on general and local real estate market conditions. These conditions can change and thereby subject valuations to uncertainty. Moreover, all valuations are based on assumptions that may not prove to reflect economic or demographic reality. We may have acquired options to buy or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell the property profitably. In addition, our deposits or investments in deposits for building lots controlled under option or similar contracts may be put at risk. If market conditions deteriorate, some of our assets may be subject to impairments and write-down charges which would adversely affect our operations and financial results.
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
Guaranty risks; risks of joint ventures. New Valley has real estate-related investments in which other partners hold significant interests. New Valley must seek approval from these other parties for important actions regarding these joint ventures. Since the other parties’ interests may differ from those of New Valley, a deadlock could arise that might impair the ability of the ventures to function. Such a deadlock could significantly harm a venture. Further, our minority interest in these joint ventures means that we may not be able to influence the outcome of a project, and our rights to obtain information may be limited to the contractual requirements. As a result, we may not have adequate insight into the financial condition of any of our joint ventures given that we do not oversee their financial reporting or decision making. If our partners face adverse financial conditions, it may impair their ability to fund capital calls or satisfy their share of any guarantees on project financing. In addition, we are typically obligated to execute guarantees or indemnify our partners for guarantees they may execute in connection with the acquisition or construction financing for our projects. The guarantees that we might be obligated to sign include guarantees for environmental liability at a project, improper acts committed by New Valley (otherwise known as a “bad boy” guaranty), as well as carry and completion guarantees for a project. In the event of a default, if a lender were to exercise its rights under these guarantees, it could have a material adverse effect on our business and results of operations.
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
A major health and safety incident relating to our real estate investments could be costly in terms of potential liabilities and reputational damage. Building sites are inherently dangerous and operating in the real estate development industry poses certain inherent health and safety risks. Due to regulatory requirements, health and safety performance is critical to the success of our real estate investments. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on the reputation and relationships of the developer with relevant regulatory agencies or governmental authorities, which in turn could have an adverse effect on our investment and operating results.
Insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates, which could adversely affect our financial condition and results of operations. Real estate properties in our real estate portfolio maintain insurance on their properties in amounts and with deductibles that we believe are comparable with what owners of similar properties carry; however, such insurance may not cover some potential losses or may not be obtainable at commercially reasonable rates in the future. There are also certain types of risks (such as war, environmental contamination such as toxic mold, and lease and other contract claims) which are either uninsurable or not economically insurable. Should any uninsured or underinsured loss occur, we could lose our investment in, and anticipated profits and cash flows from, one or more properties.

Risks Relating to the Distribution
In connection with the Distribution, we agreed to indemnify Douglas Elliman and Douglas Elliman agreed to indemnify us for certain liabilities, and if we are required to perform under these indemnities or if Douglas Elliman is unable to satisfy its obligations under these indemnities, our financial results could be negatively affected.
In connection with the Transition Services Agreement, we and Douglas Elliman, as parties receiving services under the agreement, agreed to indemnify the party providing services for losses incurred by such party that arise out of or are otherwise in connection with the provision by such party of services under the agreement, except to the extent that such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement. Similarly, each party providing services under the agreement agreed to indemnify the party receiving services for losses incurred by such party that arise out of or are otherwise in connection with the indemnifying party’s provision of services under the agreement if such losses result from the providing party’s gross negligence, willful misconduct or breach of its obligations under the agreement.
In connection with our tobacco business, from time to time Douglas Elliman may be named as a defendant in tobacco-related lawsuits, notwithstanding the completion of the Distribution. Pursuant to the Distribution Agreement we entered into with Douglas Elliman in connection with the Distribution, we and each of our subsidiaries agreed to indemnify Douglas Elliman for liabilities related to our tobacco business, including liabilities that Douglas Elliman may incur for tobacco-related litigation.
In connection with the Distribution, Douglas Elliman provided us with indemnities with respect to liabilities arising out of Douglas Elliman’s business. If we are subject to an adverse decision in a lawsuit related to Douglas Elliman’s business, and Douglas Elliman fails to satisfy its obligations, our financial condition could be materially adversely affected.
The Distribution and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
The Distribution could be challenged under various state and federal fraudulent conveyance laws. An unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the Distribution, and that the Distribution left us insolvent or with unreasonably small capital or that we intended or believed we would incur debts beyond our ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the Distribution as a fraudulent transfer and could impose several different remedies, including without limitation, returning the assets or the shares of common stock in Douglas Elliman being distributed as part of the Distribution or providing us with a claim for money damages against the spun-off business in an amount equal to the difference between the consideration received by us and the fair market value of Douglas Elliman at the time of the Distribution.
Certain directors who serve on our Board of Directors currently serve as directors of Douglas Elliman following the Distribution, and ownership of shares of common stock of Douglas Elliman following the Distribution by our directors and executive officers may create, or appear to create, conflicts of interest.
Certain of our directors who serve on our Board of Directors currently serve on the board of directors of Douglas Elliman. This may create, or appear to create, conflicts of interest when our or Douglas Elliman's management and directors face decisions that could have different implications for us and Douglas Elliman, including the resolution of any dispute regarding the terms of the agreements governing the Distribution and the relationship between us and Douglas Elliman after the Distribution or any other commercial agreements entered into in the future between us and Douglas Elliman. For example, subsidiaries of Douglas Elliman have been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $1.7 million, $9.0 million and $10.8 million from these projects for the years ended December 31, 2022, 2021 and 2020, respectively.
In addition, all our executive officers and some of our non-employee directors currently own shares of the common stock of Douglas Elliman. The continued ownership of such common stock by our directors and executive officers following the Distribution creates or may create the appearance of a conflict of interest when these directors and executive officers are faced with decisions that could have different implications for us and Douglas Elliman
After the Distribution, certain of our executive officers do not devote their full time to Vector Group’s affairs, and the overlap may give rise to conflicts.
Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer and General Counsel serve in the same roles at Douglas Elliman. Our management model has and continues to use holding company executives to focus on public company matters while delegating the operations of our subsidiaries, including Liggett, to experienced operating professionals and we believe it has created stockholder value. Nonetheless, our management team divides its time between Vector Group and Douglas Elliman and consequently, does not spend its full time on our business. From time to time, our overlapping executive officers may be required to spend a significant portion of their time and attention on Douglas Elliman’s affairs, and there can be no assurance that they will be able to devote sufficient time to the Company’s affairs.
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
The distribution was conditioned upon our receipt of an opinion of our Distribution tax advisor to the effect that, subject to the assumptions and limitations described therein, the distribution of Douglas Elliman common stock to holders of our common stock (such distribution, excluding, for the avoidance of doubt, the distribution of Douglas Elliman common stock with respect to our stock option awards and restricted stock awards), together with certain related transactions, will qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code in which no gain or loss is recognized by us or our stockholders, except, in the case of our stockholders, for cash received in lieu of fractional shares. The opinion of our Distribution tax advisor was based on, among other things, certain assumptions as well as on the continuing accuracy of certain factual representations and statements that we and Douglas Elliman made to the Distribution tax advisor. In rendering its opinion, the Distribution tax advisor also relied on certain covenants that we and Douglas Elliman entered into, including the adherence by us and by Douglas Elliman to certain restrictions on future actions contained in the Tax Disaffiliation Agreement. If any of the representations or statements that we or Douglas Elliman made are or become inaccurate or incomplete, or if we or Douglas Elliman breach any of such covenants, the Distribution and such related transactions might not qualify for such tax treatment. The opinion of the Distribution tax advisor is not binding on the U.S. Internal Revenue Service (“IRS”) or a court, and there can be no assurance that the IRS will not challenge the validity of the Distribution and such related transactions as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code eligible for tax-free treatment, or that any such challenge ultimately will not prevail.
If the Distribution does not qualify as a tax-free transaction for any reason, including as a result of a breach of a representation or covenant, we would recognize a substantial gain attributable to Douglas Elliman for U.S. federal income tax purposes. Additionally, if the Distribution does not qualify as tax-free under Section 355 of the Code, our stockholders will be treated as having received a distribution equal to the fair market value of the stock distributed, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of our current and accumulated earnings and profits, then as a non-taxable return of capital to the extent of such holder’s tax basis in our common stock, and thereafter as capital gain with respect to any remaining value.
We are subject to continuing contingent tax-related liabilities of Douglas Elliman following the Distribution.
After the Distribution, there are several significant areas where the liabilities of Douglas Elliman may become our obligations, either in whole or in part. For example, to the extent that any subsidiary of ours was included in the consolidated tax reporting group of Vector Group for any taxable period or portion of any taxable period ending on or before the effective date of the Distribution, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of Vector Group, as applicable, for such taxable period. In connection with the Distribution, we have entered into a Tax Disaffiliation Agreement with Douglas Elliman, that allocates the responsibility for prior period consolidated taxes to Vector Group. If we are unable to pay any prior period taxes for which we are responsible, however, Douglas Elliman could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state or local law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
Our ability to engage in acquisitions and other strategic transactions is subject to limitations because we have agreed to certain restrictions intended to support the tax-free nature of the Distribution.
The U.S. federal income tax laws that apply to transactions like the Distribution generally create a presumption that the Distribution would be taxable to us (but not to our stockholders) if we engage in, or enter into an agreement to engage in, an acquisition of all or a significant portion of our common stock beginning two years before the distribution date, unless it is established that the transaction is not pursuant to a plan or series or transactions related to the Distribution. U.S. Treasury regulations currently in effect generally provide that whether an acquisition transaction and a distribution are part of a plan is determined based on all facts and circumstances, including specific factors listed in the Treasury regulations. In addition, these Treasury regulations provide several “safe harbors” for acquisition transactions that are not considered to be part of a plan that includes a distribution.
There are other restrictions imposed on us under current U.S. federal income tax laws with which we will need to comply for the Distribution and certain related transactions to qualify as a transaction that is tax-free under Sections 368(a)(1)(D) and 355 of the Code. For example, we will generally be required to continue to own and manage our business, and there will be limitations on issuances, redemptions and sales of our stock for cash or other property following the Distribution, except in connection with certain stock-for-stock acquisitions and other permitted transactions. If these restrictions are not followed, the Distribution could be taxable to us and our stockholders.

We entered into a Tax Disaffiliation Agreement with Douglas Elliman under which we have allocated, between Douglas Elliman and ourselves, responsibility for U.S. federal as well as state and local income and other taxes relating to taxable periods before and after the Distribution and provided for computing and apportioning tax liabilities and tax benefits between the parties. In the Tax Disaffiliation Agreement, we agreed that, among other things, we may not take, or fail to take, any action following the Distribution if such action, or failure to act: would be inconsistent with or prohibit the Distribution and certain related transactions from qualifying as a tax-free reorganization under Sections 368(a)(1)(D) and 355 and related provisions of the Code to us and our stockholders (except with respect to the receipt of cash in lieu of fractional shares of our stock).
In addition, we agreed that we may not, among other things, during the two-year period following the Distribution, except under certain specified circumstances, (i) redeem or otherwise repurchase our stock; (ii) liquidate, merge or consolidate with another person; (iii) sell or otherwise dispose of assets outside the ordinary course of business or materially change the manner of operating our business; or (iv) take any other action or actions that in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, 35% of our stock. These restrictions could limit our strategic and operational flexibility, including our ability to finance our operations by issuing equity securities, make acquisitions using equity securities, repurchase our equity securities, or raise money by selling assets or enter into business combination transactions. We also agreed to indemnify Douglas Elliman for certain tax liabilities resulting from any such transactions. Further, our stockholders may consider these covenants and indemnity obligations unfavorable as they might discourage, delay or prevent a change of control.

Risks Relating to Our Indebtedness
We and our subsidiaries have a substantial amount of indebtedness and liquidity commitments.
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2022, we and our subsidiaries had total outstanding indebtedness of $1.44 billion. In addition, subject to the terms of any future agreements, we and our subsidiaries may be able to incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We have significant liquidity commitments.
During 2023, we will have significant liquidity commitments that will require the use of our existing cash resources. As of December 31, 2022, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:
•cash interest expense of approximately $107.2 million,
•dividends of approximately $127.2 million based on the assumed quarterly cash dividend rate of $0.20 per share (based on payments on 156,173,968 common shares outstanding as of February 17, 2023 and 2,767,504 employee stock options), and
•other corporate expenses and taxes.
We will be required to use cash flows from operations as well as existing cash and cash equivalents to meet the above liquidity requirements as well as other liquidity needs in the normal course of business. Should these resources be insufficient to meet the upcoming liquidity needs, we may also be required to liquidate investment securities available for sale and other long-term investments, or, if available, draw on the Liggett Credit Facility. While there are actions we can take to reduce our liquidity needs, there can be no assurance that such measures will be successful.
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
Our ability to comply with the provisions of the 2029 Indenture, the 2026 Indenture, and the Liggett Credit Facility may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it. See Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations. Liquidity and Capital Resources” for details of debt covenant compliance.

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
The Tax Act limits our interest expense deduction to 30% of taxable income before interest thereafter for non-excepted trade or businesses. One such excepted trade or business is any electing real property trade or business, of which portions of our New Valley real estate business may qualify. Interest expense allocable to an excepted trade or business is not subject to limitation. The Tax Act permits us to carry forward disallowed interest expense indefinitely. Due to our high degree of leverage, a portion of our interest expense in future years may not be deductible, which may increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We evaluate the impact of the nondeductible interest on our operations and capital structure on an annual basis.

Risks Relating to Our Structure and Other Business Risks
We are a holding company and depend on cash payments from our subsidiaries, which are subject to contractual and other restrictions, to service our debt and to pay dividends on our common stock.
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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both internally and externally, to sophisticated and targeted measures known as advanced persistent threats, directed at us and our stakeholders. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco customers. Additionally, we increasingly rely on third-party service providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information), the disruption of business operations, and the loss of funds. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, increased cybersecurity protection and remediation costs, business disruption, and the loss of funds or revenue, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the United States may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel as our named executive officers have been employed by us for an average of 29 years as of December 31, 2022. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. Please see the Risk Factor, “After the Distribution, certain of our executive officers do not devote their full time to Vector Group’s affairs, and the overlap may give rise to conflicts.”
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
The trading price of our common stock has ranged between $8.64 and $14.39 per share over the past 52 weeks.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 2.PROPERTIES
Our principal executive offices are in Miami, Florida. We lease 12,390 square feet of office space in an office building in Miami. The lease expires in April 2028, as amended in January 2023.
We lease approximately 9,000 square feet of office space in New York, New York under a lease that expires in 2025. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 10 to our consolidated financial statements.
Liggett and LVB
Liggett’s tobacco manufacturing facilities, and several of its distribution and storage facilities, are currently located in or near Mebane, North Carolina. Some of these facilities are owned and others are leased. Liggett’s office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2022, the principal properties owned or leased by Liggett are as follows:

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” At February 6, 2023, there were approximately 1,472 holders of record of our common stock.

Performance Graph
The following graph compares the cumulative total annual return of our Common Stock, the S&P 500 Index, the S&P Small Cap 600 Index, and the NYSE Arca Tobacco Index for the five years ended December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested. The historical stock prices of Vector presented in the chart have been adjusted to reflect the impact of the distribution of Douglas Elliman Inc. on December 29, 2021. The chart does not reflect the Company’s forecast of future financial performance.

DOLLARS
200
100
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Vector Group Ltd.
S&P 500
S&P 600
NYSE Arca Tobacco

	12/17	12/18	12/19	12/20	12/21	12/22
Vector Group Ltd.	100	51	84	78	113	127
S&P 500	100	96	126	149	191	157
S&P 600	100	91	112	125	158	133
NYSE Arca Tobacco	100	78	103	105	124	109

Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2022.
Issuer Purchase of Equity Securities
We did not purchase our common stock during the three months ended December 31, 2022.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of February 21, 2023. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	74	President and Chief Executive Officer	2001
Richard J. Lampen	69	Executive Vice President and Chief Operating Officer	1996
J. Bryant Kirkland III	57	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	62	Senior Vice President, General Counsel and Secretary	1998
J. David Ballard	55	Senior Vice President, Enterprise Efficiency and Chief Technology Officer	2020
Nicholas P. Anson	51	President and Chief Operating Officer of Liggett	2020
Howard M. Lorber has been our President and Chief Executive Officer since January 2006. He served as our President and Chief Operating Officer from January 2001 to December 2005 and has served as a director of ours since January 2001. From November 1994 to December 2005, Mr. Lorber served as the President and as a member of the Board of Directors of New Valley Corporation, the predecessor to our wholly owned subsidiary, New Valley LLC. Mr. Lorber also serves as Chairman of the Board of Directors, President and Chief Executive Officer of Douglas Elliman (NYSE:DOUG), and as Executive Chairman of its subsidiary, Douglas Elliman Realty, LLC. Mr. Lorber was Chairman of the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and Chief Executive Officer from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; and a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was Chairman of the Board of Ladenburg Thalmann Financial Services from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University.
Richard J. Lampen was appointed our Chief Operating Officer on January 14, 2021 and has served as our Executive Vice President since 1995. From October 1995 to December 2005, Mr. Lampen served as the Executive Vice President and General Counsel of New Valley Corporation, where he also served as a director. Mr. Lampen also serves as Executive Vice President and Chief Operating Officer and as a member of the Board of Directors of Douglas Elliman. From September 2006 to February 2020, he has served as President and Chief Executive Officer as well as a director of Ladenburg Thalmann Financial Services. Mr. Lampen also served as Chairman of Ladenburg Thalmann Financial Services from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and Chief Executive Officer as well as a director of Castle Brands Inc.
J. Bryant Kirkland III has been our Chief Financial Officer and Treasurer since April 2006 and our Senior Vice President since May 2016. Mr. Kirkland served as a Vice President of ours from January 2001 to April 2016 and served as New Valley Corporation’s Vice President and Chief Financial Officer from January 1998 to December 2005. He has served since July 1992 in various financial capacities with us, Liggett and New Valley. Mr. Kirkland also serves as Senior Vice President, Treasurer and Chief Financial Officer of Douglas Elliman. Mr. Kirkland has served as Chairman of the Board of Directors, President and Chief Executive Officer of Multi Soft II, Inc. and Multi Solutions II, Inc. since July 2012.
Marc N. Bell has been our General Counsel and Secretary since May 1994 and our Senior Vice President since May 2016 and the Senior Vice President and General Counsel of Vector Tobacco since April 2002. Mr. Bell served as a Vice President of ours from January 1998 to April 2016. From November 1994 to December 2005, Mr. Bell served as Associate General Counsel and Secretary of New Valley Corporation and from February 1998 to December 2005, as a Vice President of New Valley. Mr. Bell previously served as Liggett’s General Counsel and currently serves as an officer, director or manager for many of Vector Group’s or New Valley’s subsidiaries. In addition, Mr. Bell serves as Senior Vice President, Secretary and General Counsel of Douglas Elliman.
J. David Ballard has been our Senior Vice President, Enterprise Efficiency and Chief Technology Officer since July 2020 and, from February 2020 to July 2020, served as a consultant to us. Mr. Ballard also serves as Senior Vice President, Enterprise Efficiency and Chief Technology Officer of Douglas Elliman. Prior to joining Vector Group, Mr. Ballard served as Senior Vice President, Enterprise Services of Ladenburg Thalmann Financial Services Inc. from April 2019 to February 2020. Prior to joining Ladenburg, he served as President and Chief Operating Officer for Docupace Technologies, a leading digital operations technology provider in the wealth management space from March 2018 to April 2019. Mr. Ballard was Executive Vice President and Chief Operating Officer at Cetera Financial Group from April 2015 to March 2018. Prior to his role at Cetera, Mr. Ballard spent more than two decades working in executive and management positions at several firms in the independent financial advisory and asset management industries, including AIG Advisor Group, SunAmerica Mutual Funds and AIG Retirement Services.
Nicholas P. Anson was promoted to President and Chief Operating Officer of Liggett and Liggett Vector Brands in April 2020. Mr. Anson joined Liggett in 2001 and has served in numerous senior roles over his more than 20 years with Liggett. Previously, Mr. Anson served as Executive Vice President of Finance & Administration and Chief Financial Officer for Liggett Vector Brands from 2013 to 2020. Mr. Anson was responsible for Liggett Vector Brands’ finance and human resources organizations. His duties included coordination with and certain indirect responsibilities for finance and human resources matters at Liggett and Vector Tobacco, which are affiliated companies of Liggett Vector Brands.

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
Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2021 as compared to the year ended December 31, 2020 have been omitted from this Form 10-K and may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on March 2, 2022.
The financial results of Douglas Elliman through the distribution date are presented as income (loss) from discontinued operations, net of income taxes on our consolidated statements of operations and are not included in our results from continuing operations in the 2021 period discussed below. See Note 6.

Recent Developments
Montego. From August 2020 to February 2022, Liggett expanded the distribution of its Montego deep discount brand nationally. Montego became Liggett’s largest brand by volume during the second quarter of 2022. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s unit volume represented approximately 47% of Liggett’s unit volume for the year ended December 31, 2022 compared to approximately 16% for the year ended December 31, 2021.
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the year ended December 31, 2022, approximately 20% of our cigarette unit sales were menthol flavored. We cannot predict how a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a $24,000 bond in June 2022. Briefing on the appeal is underway. We cannot predict the outcome of this matter but if the judgment is not overturned on appeal, it could have a material adverse effect on our consolidated financial position.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Legislation and Regulation” for further information on litigation.

Critical Accounting Estimates
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
Revenue from facilities primarily related to Escena and consisted of revenues from food and beverage sales, fees charged for gameplay and the sale of golf related equipment and apparel. Revenue is recognized at the time of sale.
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
Master Settlement Agreement. As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement (“MSA”). Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the United States. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of sales when the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $276,204 for 2022, $171,058 for 2021 and $175,837 for 2020. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
Stock-Based Compensation. Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $339, $849 and $1,428 in 2022, 2021 and 2020, respectively, related to the amortization of stock option awards and $7,509, $13,949 and $7,546, respectively, related to the amortization of restricted stock grants. As of December 31, 2022 and 2021, there was $41 and $381, respectively, of total unrecognized cost related to employee stock options and $15,501 and $10,627, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.

Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2022, our benefit obligations were computed assuming a discount rate between 4.90% - 5.40%. As of December 31, 2022, our service cost was computed assuming a discount rate of 1.80% - 2.85%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 4.83%, 7.74% and 6.91% for the years ended December 31, 2022, 2021 and 2020, respectively, and our actual five-year annual rate of return on our pension plan assets was 2.42%, 7.86% and 7.51% for the years ended December 31, 2022, 2021 and 2020, respectively. In computing expense for the year ended December 31, 2023, we will use an assumption of a 6.3% annual rate of return on our pension plan assets. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.
Net pension expense for defined benefit pension plans and other postretirement expense was $1,358, $1,390 and $4,210 for the years ended December 31, 2022, 2021 and 2020, respectively, and we currently anticipate benefit expense will be approximately $1,750 for 2023. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2023 and ending on December 31, 2023.
Long-Term Investments and Impairments. At December 31, 2022, our long-term investments were comprised of $28,919 of equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient and $16,040 of long-term investments that were accounted for under the equity method. Our investments in equity securities at fair value that qualify for the NAV practical expedient consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in partnerships in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnerships based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings or losses and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. Pursuant to the amendments provided by ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), our long-term investments that qualify for the NAV practical expedient are measured at fair value with changes in fair value recognized in net income. Therefore, impairment analyses for these investments are no longer warranted.
At December 31, 2022, we also had $2,755 of investments in various limited liability companies that were classified as equity securities without readily determinable fair values that do not qualify for the NAV practical expedient. The investments are included in “Other assets” on the consolidated balance sheets and are valued at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. On a quarterly basis, we evaluate our investments to determine if there are indicators of impairment. If so, we also determine whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment includes judgment and relevant facts and circumstances. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
Current Expected Credit Losses. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, therefore, our measurement of credit losses for most financial assets and certain other instruments has been modified as discussed in Note 3 to our consolidated financial statements.

•Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of January 1, 2020 (date of adoption), December 31, 2021 and December 31, 2022.
•Term loan receivables: New Valley provides term loans to real estate developers, which are included in Other assets on the consolidated balance sheets. The loans are secured by guarantees and are evaluated individually. Because New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. New Valley’s expected credit loss estimate was $3,100 as of adoption (January 1, 2020). New Valley’s expected credit loss estimate was $15,928 at both December 31, 2021 and December 31, 2022.
Intangible Assets. Intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
Our intangible asset associated with the benefit under the MSA is related to Vector Tobacco. The fair value of the intangible asset associated with the benefit under the MSA is determined using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. We performed its impairment test for the year ended December 31, 2022 and no impairment was noted.
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
Our business segments were Tobacco and Real Estate for the two years ended December 31, 2022 and 2021. The Tobacco segment consists of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes investments in real estate and investments in real estate ventures.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2022		2021
	(Dollars in thousands)
Revenues:
Tobacco	$1,425,125		$1,202,497
Real Estate	15,884		18,203
Total revenues	$1,441,009		$1,220,700

Operating income (loss):
Tobacco	$347,044	(1)	$360,317	(2)
Real Estate	8,016		4,066
Corporate and Other	(16,050)		(43,944)	(3)
Total operating income	$339,010		$320,439
_____________________________
(1)Operating income includes $239 of litigation settlement and judgment expense and $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales).
(2)Operating income includes $211 of litigation settlement and judgment expense and $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales).
(3)Operating loss includes transaction expenses of $10,468 and accelerated stock compensation of $4,317 related to the Distribution of Douglas Elliman; and $910 of gain on sale of assets.

Pricing actions

Since January 1, 2021, Liggett has taken the following pricing actions:

		Brand
	Amount per pack	Montego	Eagle 20’s	Pyramid	Liggett Select, Eve and Grand Prix

January 25, 2021 (1)	$0.14	—	✓	✓	✓
June 28, 2021 (1)	0.14	—	✓	✓	✓
September 27, 2021 (1)	0.15	—	✓	✓	✓
January 31, 2022 (1)	0.10	✓	—	—	—
January 31, 2022 (1)	0.15	—	✓	✓	✓
April 29, 2022 (1)	0.16	—	✓	✓	✓
May 1,2022 (2)	0.10	✓	—	—	—
July 29, 2022 (1)	0.16	✓	✓	✓	✓
October 28, 2022 (1)	0.16	—	✓	✓	✓
October 28, 2022 (1)	0.10	✓	—	—	—
January 27, 2023 (1)	0.16	—	✓	✓	✓
January 27, 2023 (1)	0.10	✓	—	—	—
_____________________________
(1)     List price increase
(2)     Promotional spending reduction
2022 Compared to 2021
Revenues. Total revenues were $1,441,009 for the year ended December 31, 2022 compared to $1,220,700 for the year ended December 31, 2021. The $220,309 (18.0%) increase in revenues was due to a $222,628 increase in Tobacco revenues related to increased unit volume and increases in net pricing, partially offset by a $2,319 decline in Real Estate revenues.
Cost of sales. Total cost of sales was $998,658 for the year ended December 31, 2022 compared to $769,542 for the year ended December 31, 2021. The $229,116 (29.8%) increase in cost of sales was due to a $233,316 increase in Tobacco cost of sales related to increased sales volume, offset by a $4,200 decline in Real Estate cost of sales.

Expenses. Operating expenses were $103,341 for the year ended December 31, 2022 compared to $130,719 for the year ended December 31, 2021. The $27,378 (20.9%) decline was due to a $27,894 decline in Corporate and Other expense and a $2,069 decline in Real Estate expenses. This was offset by a $2,585 increase in Tobacco expenses for the year ended December 31, 2022.
Operating income. Operating income was $339,010 for the year ended December 31, 2022 compared to $320,439 for the year ended December 31, 2021, an increase of $18,571 (5.8%). Real Estate operating income increased by $3,950 and Corporate and Other operating loss declined by $27,894. This was offset by a $13,273 decline in Tobacco operating income.
Other expenses. Other expenses were $118,448 and $110,478 for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, other expenses primarily consisted of interest expense of $110,665, equity in losses from real estate ventures of $5,946, and equity in losses from investments of $4,995. This was offset by other income of $2,746, and a gain of $412 recognized on the repurchase of the 10.5% Senior Notes. For the year ended December 31, 2021, other expenses primarily consisted of interest expense of $112,728 and loss on the extinguishment of debt of $21,362. This was offset by equity in earnings from real estate ventures of $10,250, other income of $10,687 and equity in earnings from investments of $2,675.
Income before provision for income taxes. Income before income taxes was $220,562 and $209,961 for the years ended December 31, 2022, and 2021, respectively.
Income tax expense. Income tax expense was $61,861 for the year ended December 31, 2022 compared to income tax expense of $62,807 for the year ended December 31, 2021. Our income tax rates for the years ended December 31, 2022 and 2021 do not bear a customary relationship to statutory income tax rates as a result of the impact of nondeductible expenses, state income taxes, changes in valuation allowances, and excess tax benefits on stock-based compensation.
Tobacco.
Tobacco revenues. All our Tobacco sales were in the discount category in 2022 and 2021. For the year ended December 31, 2022, Tobacco revenues were $1,425,125 compared to $1,202,497 for the year ended December 31, 2021. Revenues increased by $222,628 (18.5%) due primarily to a 19.9% (1,720.0 million units) increase in unit sales volume which resulted in a favorable variance of $239,684. This was partially offset by a decline in the average selling price of our brands due to changes in sales mix, which occurred primarily as a result of the volume increase in our deep discount brand, Montego, and the volume decline in our other brands which are priced in the traditional discount category. The change in sales mix resulted in an unfavorable price variance of $17,056.
For the year ended December 31, 2022, our strategy for Montego was based on volume growth, while our strategy for Eagle 20’s and Pyramid was based on income growth. Because Montego was in the volume growth phase, it became Liggett’s largest brand by volume during the year ended December 31, 2022 and its volume increased to approximately 47% of Liggett’s total unit sales for the year ended December 31, 2022 from approximately 16% for the year ended December 31, 2021. As a result of the growth in Montego’s volume and price increases that began in the fourth quarter of 2018, Eagle 20’s is now Liggett’s second largest brand and its percentage of Liggett’s total unit sales declined to approximately 35% for the year ended December 31, 2022 from approximately 57% for the year ended December 31, 2021. Pyramid, Liggett’s third-largest brand, also declined to approximately 13% of Liggett’s total unit sales for the year ended December 31, 2022 from approximately 20% for the year ended December 31, 2021.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Year Ended December 31,
	2022		2021

Manufacturing overhead, raw materials and labor	$154,934		$121,424
Federal excise taxes	520,760		434,695
FDA expense	30,686		23,832
MSA expense, net of market share exemption	276,204	(1)	171,058	(2)
Customer shipping and handling	8,747		7,006
Total cost of sales	$991,331		$758,015
_____________________________
(1)Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
(2)Includes $2,722 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. cigarette market share exceeds 1.93%. We estimate MSA expense based on total domestic taxable cigarette shipments in the United States, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.53 per pack for the year ended December 31, 2022 from our estimate of $0.40 per pack for the year ended December 31, 2021.
Our MSA expense is impacted by total domestic taxable cigarette shipments in the United States. As of December 31, 2022, we estimate taxable shipments in the U.S. will decline by 9.8% in 2022, compared to our estimate as of December 31, 2021 of 7.3% in 2021. (The actual change in 2021 taxable shipments was a decline of 6.1%.) We estimate our 2022 projected annual MSA expense changes by approximately $1,800 for each 1% change in U.S. shipment volumes.
Inflationary pressures also impact Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of December 31, 2022, Liggett’s management assumed an inflation adjustment to MSA expense of 6.5% compared to an assumption of 7.0% as of December 31, 2021. (The actual inflation adjustment to the MSA in 2021 was 7.0%.) Our annual MSA expense increases by approximately $2,600 for each 1% increase in inflation of more than 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been significantly impacted by inflation. During the year ended December 31, 2022, Liggett experienced a 5.8% increase in leaf tobacco and raw materials (on a per-unit basis) compared to 0.8% during the year ended December 31, 2021. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 6.3% increase in production costs (on a per-unit basis) during the year ended December 31, 2022, compared to a 2.0% increase in production costs during the year ended December 31, 2021.
Tobacco gross profit was $433,794 for the year ended December 31, 2022 compared to $444,482 for the year ended December 31, 2021, a decline of $10,688 (2.4%). This decline in gross profit for the year ended December 31, 2022 was primarily attributable to declines in net pricing (due to the growth of the Montego brand) and higher per unit MSA expense partially offset by a 19.9% increase in unit sales and increased pricing across all brands. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin declined from 57.9% in the 2021 period to 48.0% in the 2022 period primarily due to the growth of the Montego brand.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $86,511 for the year ended December 31, 2022 compared to $83,954 for the year ended December 31, 2021. The $2,557 (3.0%) increase is primarily due to higher sales and marketing expenses related to the return to pre-pandemic business activities and increased distribution of Montego. Tobacco product liability legal expenses, including settlements and judgments, were $8,031 and $6,436 for the years ended December 31, 2022 and 2021, respectively.
Tobacco operating income. Tobacco operating income was $347,044 for the year ended December 31, 2022 compared to $360,317 for the year ended December 31, 2021. The decline of $13,273 (3.7%) was primarily attributable to lower gross profit margins, as discussed above, and increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. Real Estate revenues were $15,884 and $18,203 for the years ended December 31, 2022 and 2021, respectively. Real Estate revenues declined by $2,319 (12.7%), which was primarily related to the decline in revenues from investments in real estate in the current period.

Real Estate revenues, cost of sales, expenses and operating income for the years ended December 31, 2022 and 2021, respectively, were as follows:

	Year Ended December 31,
	2022	2021
Real Estate Revenues:
Revenues from investments in real estate	$12,625	$12,850
Sales on facilities primarily from Escena	3,259	5,353
Total real estate revenues	15,884	18,203

Real Estate Cost of Sales:
Cost of sales from investments in real estate	5,891	7,508
Cost of sales on facilities primarily from Escena	1,436	4,019
Total real estate cost of sales	7,327	11,527

Operating, selling, administrative and general expenses	541	2,610

Operating income	$8,016	$4,066
Corporate and other.
Corporate and other loss. The operating loss at the corporate segment was $16,050 for the year ended December 31, 2022 compared to $43,944 for the same period in 2021. The decline of $27,894 was due in part to the absence of transaction expenses of $10,468 and accelerated stock compensation of $4,317 related to the Distribution. In addition, corporate expenses declined after the Distribution due to lower executive salaries and payments under various agreements with Douglas Elliman. Stock compensation expense also declined for the year ended December 31, 2022 due the absence of the accelerated stock compensation associated with the Distribution as well as the timing of vesting of stock awards.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of December 31, 2022:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2022	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Escena, net (liquidated April 2022)	Master planned community, golf course, and club house in Palm Springs, CA	March 2008	100%	$(17,632)	$17,632	$—	$—	450	Acres			667 450	R Lots H	N/A	N/A
Investments in real estate, net				$(17,632)	$17,632	$—	$—

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$7,285	$(4,414)	$2,871	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,646)	6,646	—	—	160,000	SF	TBD		70	R	October 2015	Completed
125 Greenwich Street	Financial District, Manhattan, NY	August 2014	13.4%	7,992	(7,992)	—	—	306,000	SF	16,000	SF	273	R	March 2015	TBD
West Hollywood Edition (9040 Sunset Boulevard) (3)	West Hollywood, CA	October 2014	48.5%	17,188	(17,563)	(375)	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	16.8%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Takanasee (805 Ocean Ave)	Long Branch, NJ	December 2015	22.8%	4,301	(4,301)	—	—	63,000	SF	—		13	R	June 2017	N/A
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(9,145)	—	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(3,099)	7,593	—	8,741	SF	76,919	SF	15	R	July 2021	September 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	1,201	19,299	—	472,000	SF	15,000	SF	234	R	April 2020	November 2024
The Brooklyn Tower (9 DeKalb Avenue)	Brooklyn, NY	April 2019	4.1%	5,000	1,342	6,342	—	450,000	SF	120,000	SF	540	R	March 2019	September 2023
Natura Gardens	Miami, FL	December 2019	77.8%	7,626	5,369	12,995	—	460,000	SF	—		460	R	December 2019	March 2023
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(221)	3,888	—	58,000	SF	—		15	R	October 2020	March 2023
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	2,069	131	2,200	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	49.7%	21,500	2,001	23,501	—	335,000	SF	8,000	SF	502	R	July 2022	April 2025
3621 Collins Ave (4)	Miami Beach, FL	March 2022	2.5%	1,000	—	1,000	—	TBD						TBD	TBD
Alchemy Nash Square (303 S. Dawson St)	Raleigh, NC	June 2022	75.0%	6,263	247	6,510	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,000	71	4,071	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,000	80	4,080	—	TBD						TBD	TBD
Condominium and Mixed Use Development				$131,257	$(37,282)	$93,975	$—

Riverchase Landing	Hoover, AL	October 2021	50.0%	$11,350	$(1,879)	$9,471	$—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$11,350	$(1,879)	$9,471	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(8,174)	$508	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,328)	1,328	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(4,338)	1,710	—	52	Acres	—		101	H	N/A	N/A
The Thompson Central Park (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(708)	292	—	470,000	SF	—		587 99	H R	May 2020	June 2023
Hotels				$14,402	$(11,892)	$2,510	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(4,401)	$7,869	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	3,144	4,334	7,478	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$15,414	$(67)	$15,347	$—

Witkoff GP Partners (5)	Multiple	March 2017	15.0%	$10,059	$(9,620)	$439	$—	N/A		N/A		N/A		N/A	N/A
1 QPS Tower (23-10 Queens Plaza South)	Long Island City, NY	December 2012	45.4%	(16,141)	16,141	—	—	N/A		N/A		N/A		March 2014	Completed
Witkoff EB-5 Capital Partners	Multiple	September 2018	49.0%	(1,041)	1,041	—	—	N/A		N/A		N/A		N/A	N/A
Diverse Real Estate Portfolio				$(7,123)	$7,562	$439	$—

Investments in real estate ventures				$165,300	$(43,558)	$121,742	$—

Total Carrying Value				$147,668	$(25,926)	$121,742	$—

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

(3) Equity in losses in excess of the joint ventures' carrying value were $375 as of December 31, 2022, and are classified in Other current liabilities.
(4) The 3621 Collins Ave venture is measured at cost, less impairment, following the guidance under ASC 821. The investment is included in Other Assets on the condensed consolidated balance sheets.
(5) The Witkoff GP Partners venture includes a $439 investment in 500 Broadway, a Condominium and Mixed Use Development in Santa Monica, CA.
N/A - Not applicable	SF - Square feet	H - Hotel rooms	TBD -To be determined	R - Residential Units	R Lots - Residential lots
New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of December 31, 2022 were $10,795. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the year ended December 31, 2022, New Valley capitalized $4,432 of interest costs and utilized (reversed) $2,295 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources
Cash and cash equivalents increased by $55,525 in 2022 and decreased by $170,828 in 2021.
Cash provided by operations was $181,317 and $255,219 in 2022 and 2021, respectively. Cash provided by Douglas Elliman’s operations in 2021 has not been segregated and is included in the cash provided from operations in 2021. The decline of cash provided by operations in 2022 compared to 2021 related primarily to the absence of cash provided by the operations of Douglas Elliman in 2022 and a decline in distributions received from real estate ventures offset by increased MSA accruals, net of payments, in 2022 and the absence of the payment of a redemption premium in 2021 to retire our 6.125% Senior Secured Notes due 2025.
Cash used in investing activities was $3,728 and $61,970 in 2022 and 2021, respectively. Cash used in investing activities by Douglas Elliman in 2021 has not been segregated and is included in cash used in investing activities in 2021. In 2022, cash used in investing activities was for the purchase of investment securities of $54,040, investments in real estate ventures of $25,569, capital expenditures of $9,957, the purchase of long-term investments of $4,363, and an increase in the cash surrender value of life insurance policies of $1,173. These items were offset by maturities of investment securities of $53,030, the sale of investment securities of $23,929, proceeds from the sale or liquidation of long-term investments of $9,266, distributions from investments in real estate ventures of $4,946, paydowns of investment securities of $198, and a decrease in restricted assets of $5. In 2021, cash used in investing activities was for the purchase of investment securities of $124,080, investments in real estate ventures of $49,463, capital expenditures of $13,506, the purchase of long-term investments of $14,316, an increase in the cash surrender value of life insurance policies of $1,219, the purchase of subsidiaries of $500, and an increase in restricted assets of $5. These items were offset by maturities of investment securities of $71,505, sale of investment securities of $45,627, distributions from investments in real estate ventures of $11,936, proceeds from the sale or liquidation of long-term investments of $11,509, paydowns of investment securities of $525, and proceeds from the sale of fixed assets of $17.
Cash used in financing activities was $122,064 and $364,077 in 2022 and 2021, respectively. Cash used in financing activities by Douglas Elliman in 2021 has not been segregated and is included in cash used in financing activities in 2021. In 2022, cash used in financing activities primarily consisted of dividends and distributions on common stock of $128,262, repayments of debt of $12,253, withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $2,622, other of $938, and net borrowings of debt under the Liggett Credit Agreement described below of $22,011. Repurchases and repayments of debt for the year ended December 31, 2022 included our repurchase in the market of $12,865 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $12,222 plus accrued interest. The Senior Notes that were repurchased have been retired. In 2021, cash used in financing activities comprised repayments of debt of $862,973, dividends and distributions on common stock of $131,798, tax withholdings related to withholding of shares of payment of payroll tax liabilities in connection with restricted stock vesting and the Distribution of $13,145, payment of deferred financing costs of $20,109, cash distributed in the Distribution of $212,571, and other of $130. These items were offset by proceeds from debt issuance of $875,000, contributions from non-controlling interest of $1,625, and net borrowings of debt under the Liggett Credit Agreement described below of $24.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $107,200, dividends on our outstanding common shares of approximately $127,200, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and income taxes.
As of December 31, 2022, we had cash and cash equivalents of $224,580 (including $10,129 of cash and cash equivalents at Liggett), investment securities and long-term investments, which were recorded at $161,395 (see Note 7 to our consolidated financial statements). As of December 31, 2022, our investments in real estate ventures were recorded at $121,117.
Limitation of interest expense deductible for income taxes. The amount of interest expense that is deductible in the computation of income tax liability is limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. As a result of interest expense that is allocated to our real estate businesses (from the holding company) not being subject to the limitation, all of our interest expense to date has been tax deductible; however, a portion of our interest expense in future years may not be deductible, which may increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We evaluate the impact of the nondeductible interest on our operations and capital structure on an annual basis.
Tobacco Litigation. As of December 31, 2022, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.

Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, 21 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. Liggett may be required to make additional payments to Mississippi which could have a material adverse effect on our consolidated financial position. The potential exposures for unpaid principal and pre-judgment interest were approximately $16,700 and $22,900, for a total of $39,600 (as of December 2022), respectively. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Recent Developments in Tobacco-Related Litigation.”
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
Vector Group.
6.125% Senior Secured Notes. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and we recorded a loss on the extinguishment of debt of $21,362 for the year ended December 31, 2022, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before the final stated maturity date of our 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date. Prior to February 1, 2024, we may redeem some or all the 5.75% Senior Secured Notes at any time at a make-whole redemption price. On or after February 1, 2024, we may redeem some or all the 5.75% Senior Secured Notes at a premium that will decrease over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to February 1, 2024, we may redeem up to 40% of the aggregate outstanding amount of the 5.75% Senior Secured Notes with the net proceeds of certain equity offerings at 105.75% of the aggregate principal amount of the 5.75% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 5.75% Senior Secured Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture governing the 5.75% Senior Secured Notes (the “2029 Indenture”), each holder of the 5.75% Senior Secured Notes may require us to repurchase some or all of its 5.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2029 Indenture, we must offer to repurchase the 5.75% Senior Secured Notes at the prices listed in the 2029 Indenture.
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes, were also guarantors under our outstanding 10.5% Senior Notes. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors, including, in the case of VGR Holding LLC, a pledge of the membership interests of Liggett and Vector Tobacco, pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the 2029 Indenture and the security documents relating thereto. Neither New Valley LLC nor any of our subsidiaries engaged in our real estate business guarantee our 5.75% Senior Secured Notes. Vector Group Ltd does not pledge any collateral for our 5.75% Senior Secured Notes.

The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial tests and the extent to which we would have satisfied these requirements had the 2029 Indenture been in effect as of December 31, 2022.

Covenant	Indenture Requirement	December 31, 2022
Consolidated EBITDA, as defined	$75,000	$389,151
Leverage ratio, as defined	<3.0 to 1	2.64 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.28 to 1
As of December 31, 2022, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all of our wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, and, prior to the Distribution, by DER Holdings LLC, through which we indirectly owned a 100% interest in Douglas Elliman as of December 31, 2022. In connection with the Distribution, the guarantee by DER Holdings LLC was released. DER Holdings LLC did not guarantee our 5.75% Senior Secured Notes.
The 2026 Indenture contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by us, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0 and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the 2026 Indenture) to exceed 3.75 to 1.0, unless the 10.5% Senior Notes are secured on an equal and ratable basis. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt, to Consolidated EBITDA, as defined in the 2026 Indenture. The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of December 31, 2022.

Covenant	Indenture Requirement	December 31, 2022
Consolidated EBITDA, as defined	N/A	$345,335
Net leverage ratio, as defined	<4.0 to 1	2.62 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.55 to 1
Fixed charge coverage ratio, as defined	>2.0 to 1	3.41 to 1
As of December 31, 2022, we were in compliance with all debt covenants related to the 2026 Indenture.
In September 2022, we repurchased in the market $12,865 in aggregate principal amount of our 10.5% Senior Notes and have retired the Senior Notes that were repurchased.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of December 31, 2022 and the related Condensed Consolidating Statements of Operations for the year ended December 31, 2022 of the Issuer, Subsidiary Guarantors and the Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented below are the Summarized Combined Balance Sheets as of December 31, 2022 and December 31, 2021 and the related Summarized Combined Statements of Operations for the year ended December 31, 2022 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	December 31, 2022	December 31, 2021
Assets:
Current assets	$507,437	$487,797
Noncurrent assets	282,511	274,292
Intercompany receivables from Nonguarantor Subsidiaries	2,238	1,832

Liabilities:
Current liabilities	190,734	194,097
Noncurrent liabilities	1,514,831	1,536,792

Summarized Combined Statements of Operations:

Year Ended
December 31,
2022
Revenues	$1,425,125
Cost of sales	991,331
Operating income	331,280
Net income	156,946
Liggett Financing. Liggett did not enter into any equipment financing arrangements in 2022 and 2021.

Liggett Credit Facility. In January 2015, Liggett and Maple entered into the Credit Agreement with Wells Fargo, as agent and lender.
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
The term of the Credit Agreement expires on March 22, 2026. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2022 was 6.64%. The Credit Agreement, as amended, permitted the guaranty of the 6.125% Senior Secured Notes due 2025, and permits the guaranty of the 5.75% Senior Secured Notes and the 10.5% Senior Notes, by each of Liggett, Maple and Vector Tobacco. Wells Fargo, Liggett, Maple, Vector Tobacco and the collateral agent for the holders of the 5.75% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s, Vector Tobacco’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Agreement requires the Company to comply with specified financial covenants, including the earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, of the Tobacco segment shall not be less than $150,000 if the Tobacco segment’s excess availability, as defined under the Credit Agreement, is less than $30,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. The borrowers were in compliance with these covenants as of December 31, 2022.
As of December 31, 2022, there was $22,035 in outstanding balance under the Credit Agreement. Availability, as determined under the Credit Agreement, was $57,488 based on eligible collateral at December 31, 2022.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2022, we and our subsidiaries had total outstanding indebtedness of $1,439,207. Of this amount $875,000 comprised of the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $542,135 comprised of the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns.
In order to meet the above liquidity requirements as well as other anticipated liquidity needs in the normal course of business, we had cash and cash equivalents of approximately $224,600, investment securities at fair value of approximately $116,400, long-term investments with an estimated value of approximately $45,000, and availability under Liggett’s credit facility of approximately $57,000 as of December 31, 2022. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
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
We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. In addition, in connection with the Distribution, we agreed to indemnify Douglas Elliman for losses arising out of Vector’s business or incurred in our provision of services to Douglas Elliman under the Transition Services Agreement. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2022, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2022, we had an outstanding $1,454 letter of credit, which has been issued as security deposit for a lease of office space.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not exceeding anticipated requirements and are at prices, including carrying costs, established at the commitment date. At December 31, 2022, Liggett had tobacco purchase commitments of approximately $23,263. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2025.
Future machinery and equipment purchase commitments at Liggett were $11,830 including $8,607 for factory modernization at December 31, 2022.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2022, there was an outstanding balance of $22,035 on the Liggett Credit Facility which also has variable interest rates. As of December 31, 2022, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $220.
We held debt securities available for sale totaling $81,643 as of December 31, 2022. See Note 7 to our consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
On a quarterly basis, we evaluate our debt securities available for sale and equity securities without readily determinable fair values that do not qualify for the NAV practical expedient to determine whether an impairment has occurred. If so, we also determine if such impairment is considered temporary or other-than-temporary. We believe that the assessment of temporary or other-than-temporary impairment includes judgment and all relevant facts and circumstances. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
Equity Security Price Risk
As of December 31, 2022, we held various investments in equity securities with a total fair value of $63,712, of which $34,793 represents equity securities at fair value and $28,919 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 7 to our consolidated financial statements for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of December 31, 2022, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,371.

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
The cigarette industry continues to be challenged on numerous fronts. The industry faces increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1. “Business. Legislation and Regulation”, Item 1A. “Risk Factors”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Recent Developments in Tobacco-Related Litigation” and Note 15 to our consolidated financial statements, which contain a description of litigation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to historical information, this report contains “forward-looking statements” within the meaning of the federal securities law. Forward-looking statements include information relating to our intent, belief or current expectations, primarily with respect to, but not limited to:
•economic outlook;
•capital expenditures;
•cost reduction;
•competition;
•legislation and regulations;
•cash flows;
•operating performance;
•litigation; and
•related industry developments (including trends affecting our business, financial condition and results of operations).
We identify forward-looking statements in this report by using words or phrases such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may be,” “objective,” “opportunistically,” “plan,” “potential,” “predict,” “project,” “prospects,” “seek,” or “will be” and similar words or phrases or their negatives.
The forward-looking information involves important risks and uncertainties that could cause our actual results, performance or achievements to differ materially from our anticipated results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, without limitation, the following:
•general economic and market conditions and any changes therein, due to acts of war and terrorism or otherwise;
•impact of business combinations, including acquisitions and divestitures, both internally for us and externally in the tobacco industry;
•uncertainty related to product liability and other tobacco-related litigations including the Engle progeny cases pending in Florida and other individual and class action cases where certain plaintiffs have alleged compensatory and punitive damage amounts ranging into the hundreds of million and even billions of dollars;
•governmental regulations and policies;
•adverse changes in global, national, regional and local economic and market conditions, including those related to pandemics and health crises;
•significant changes in the price, availability or quality of tobacco, other raw materials or component parts;
•impact of legislation on our results of operations and product costs, i.e., the impact of federal legislation providing for regulation of tobacco products by FDA;
•impact of substantial increases in federal, state and local excise taxes;
•potential additional payment obligations for us under the MSA and other settlement agreements with the states;
•significant changes or disruptions to our supply or distribution chains or in the price, availability or quality of tobacco, other raw materials or component parts;
•potential dilution to our holders of or common stock as a result of issuances of additional shares of common stock to fund our financial obligations and other financing activities;
•effects of industry competition;
•the impacts of the tax deductibility of interest expense and the impact of the markets on our Real Estate segment;
•the impacts of future income tax legislation in the U.S., including the impact of the markets on our Real Estate segment;
•failure to properly use and protect customer and employee information and data; and
•the effect of a material breach of security or other performance issues of any of our or our vendors’ systems.

Further information on the risks and uncertainties to our business includes the risk factors discussed above under Item 1A. “Risk Factors” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information under the caption Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Market Risk” is incorporated herein by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated February 21, 2023, are set forth beginning on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed, in the reports the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Form 10-K, the Company evaluated, under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2022, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective as of December 31, 2022.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the

Company’s internal control over financial reporting as of December 31, 2022, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 21, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Miami, Florida
February 21, 2023

ITEM 9B.OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Delinquent Section 16(a) Reports.” See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities. Executive Officers of the Registrant” for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2022 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2022, dated February 21, 2023 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-63
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

* 2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 in Vector’s Form 8-K dated January 4, 2022).

* 2.2	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 in Vector’s Form 8-K dated December 21, 2021).

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector Group”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).

* 3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2014).

* 3.5	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated December 15, 2022).

4.1	Indenture, dated as of January 28, 2021, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent.

4.2	Pledge Agreement, dated as of January 28, 2021, between VGR Holding LLC and U.S. Bank National Association, as collateral agent.

4.3	Security Agreement, dated as of January 28, 2021, between Vector Tobacco and U.S. Bank National Association, as collateral agent.

4.4	Security Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent.

EXHIBIT NO.	DESCRIPTION

4.5	Second Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association.

* 4.6	Indenture, dated as of November 2, 2018, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vector’s Form 8-K dated November 2, 2018).

* 4.7	First Supplemental Indenture, dated as of November 18, 2019, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 18, 2019).

*4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 in Vector’s Form 10-K for the year ended December 31, 2019).

* 10.1	Settlement Agreement, dated March 15, 1996, by and among the State of West Virginia, State of Florida, State of Mississippi, Commonwealth of Massachusetts, and State of Louisiana, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 15 in the Schedule 13D filed by Vector on March 11, 1996, as amended, with respect to the common stock of RJR Nabisco Holdings Corp.).

* 10.2	Addendum to Initial States Settlement Agreement (incorporated by reference to Exhibit 10.43 in Vector’s Form 10-Q for the quarter ended March 31, 1997).

* 10.3	Settlement Agreement, dated March 12, 1998, by and among the States listed in Appendix A thereto, Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.35 in Vector’s Form 10-K for the year ended December 31, 1997).

* 10.4	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

* 10.5	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.6	Stipulation and Agreed Order regarding Stay of Execution Pending Review and Related Matters, dated May 7, 2001, entered into by Philip Morris Incorporated, Lorillard Tobacco Co., Liggett and Brooke Group Holding Inc. and the class counsel in Engel, et. al., v. R.J. Reynolds Tobacco Co., et. al. (incorporated by reference to Exhibit 99.2 in Philip Morris Companies Inc.’s Form 8-K dated May 7, 2001).

* 10.7	Term Sheet agreed to by Liggett, certain other Participating Manufacturers, 18 states, the District of Columbia and Puerto Rico (incorporated by reference to Exhibit 10.1 to Reynolds American Inc.’s (Commission File Number 1-32258) Form 8-K, dated March 12, 2013).

* 10.8
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions (incorporated by reference to Exhibit 10.18 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.9	Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions (incorporated by reference to Exhibit 10.19 to Vector’s Form 10-K for the year ended December 31, 2013).

EXHIBIT NO.	DESCRIPTION

* 10.10	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.11	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated December 21, 2021).

* 10.12	Amended and Restated Employment Agreement dated as of April 29, 2022 between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the period ended March 31, 2022).

* 10.13	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.14	Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K/A dated February 21, 2012).

*10.15	Amendment to the Employment Agreement dated January 15, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2021).

* 10.16	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated December 21, 2021).

* 10.17	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

* 10.18	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Marc N. Bell (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated December 21, 2021).

* 10.19	Letter Agreement, dated as of February 18, 2020, by and among Ronald J. Bernstein, Liggett Vector Brands LLC, Vector Group Ltd. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-k dated February 18, 2020).

* 10.20	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.21	Amendment to Employment Agreement, dated as of February 29, 2016, by and between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 29, 2016).

* 10.22	Second Amendment to Employment Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated December 21, 2021).

* 10.23	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated December 21, 2021).

* 10.24	Employment Agreement, dated as of March 6, 2020, by and between Liggett Vector Brands LLC and Nicholas P. Anson (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K for the period ending December 31, 2021).

EXHIBIT NO.	DESCRIPTION

* 10.25	Vector Group Ltd. Amended and Restated 1999 Long-Term Incentive Plan (incorporated by reference to Appendix B in Vector’s Proxy Statement dated April 21, 2004).

* 10.26	Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 8-K dated March 10, 2014).

* 10.27	Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of Vector’s Form 10-Q for the period ending June 30, 2021).

* 10.28	Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of Vector’s Form 10-Q for the period ending June 30, 2021).

10.29	Non-Employee Director Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended & Restated 2014 Management Incentive Plan.

* 10.30	Performance-based Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 10-Q for the period ending June 30, 2021).

* 10.31	Form of 1999 Amended and Restated Incentive Plan Option Agreement to Named Executive Officers (incorporated by reference to Exhibit 10.21 of Vector’s Form 10-K dated December 31, 2017).

* 10.32	Form of 2014 Management Incentive Plan Option Award to Named Executive Officers (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K dated December 31, 2017).

*10.33	Performance-Based Restricted Share Award Agreement, pursuant to Vector Group Ltd. Management Incentive Plan, dated as of November 10, 2015 by and between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 of Vector’s Form 8-K dated November 10, 2015).

* 10.34	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.35	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

* 10.36	First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

* 10.37	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.32 of Vector’s Form 10-K dated December 31, 2017).

10.38	Third Amendment, dated as of January 30, 2023, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC.

10.39	Vector Group Ltd. Executive Compensation Clawback Policy.

EXHIBIT NO.	DESCRIPTION

10.40	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, and, upon its accession thereto pursuant to Amendment No. 4 and Joinder, Vector Tobacco Inc., the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, and Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement, dated as of March 22, 2021.

* 10.41	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated December 21, 2021).

* 10.42	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated December 21, 2021).

21.1	Subsidiaries of Vector.

22.1	List of Subsidiary Guarantors.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.
_____________________________
*Incorporated by reference
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) is listed in exhibit numbers 10.10 through 10.34.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	February 21, 2023
POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2023.

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
Wilson L. White

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' deficiency, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Contingencies: Tobacco-Related Litigation — Refer to Note 15 to the consolidated financial statements
Critical Audit Matter Description
The Company’s wholly owned subsidiary Liggett Group LLC (“Liggett”) is subject to litigation related to tobacco product liability. Legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and the Company. The Company records provisions for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. While it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco related cases or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco related cases. Therefore, management has not provided any amounts in the financial statements for unfavorable outcomes. Total tobacco-related litigation accruals were $16.4 million at December 31, 2022.
Given the subjectivity of estimating the projected liability of reported and unreported claims and assessing the probability of the outcome, performing audit procedures to evaluate whether tobacco product liabilities were appropriately recorded as of December 31, 2022 required a high level of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of whether tobacco product liabilities were appropriately recorded included the following, among others:

· We tested the effectiveness of controls relating to the determination of tobacco product liability contingencies.
· We evaluated the provisions for tobacco litigation by:
- Obtaining letters from the Company’s internal and external counsel which include schedules and analysis of all pending tobacco-related cases.
- Conducting quarterly discussions with the Company’s general counsel and obtaining updates on tobacco litigation activity.
- Reviewing tobacco product liability activity of other public tobacco companies for which Liggett is often a co-defendant.
- Evaluating recorded provisions and disclosures based on the information obtained.
- Utilizing the information obtained from the letters from the Company’s internal and external counsel, quarterly discussions with the Company’s general counsel, and tobacco product liability activity of other tobacco companies, to assess management’s conclusion of the probability of the outcome for pending litigation.

/s/ Deloitte & Touche LLP
Miami, Florida
February 21, 2023
We have served as the Company's auditor since 2015.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$224,580	$193,411
Investment securities at fair value	116,436	146,687
Accounts receivable - trade, net	40,677	16,067
Inventories	92,448	94,615
Income taxes receivable, net	8,454	10,948
Other current assets	9,770	10,075
Total current assets	492,365	471,803
Property, plant and equipment, net	39,580	36,883
Investments in real estate, net	—	9,098
Long-term investments (includes $28,919 and $32,089 at fair value)	44,959	53,073
Investments in real estate ventures	121,117	105,062
Operating lease right-of-use assets	7,742	10,972
Intangible assets	107,511	107,511
Other assets	95,317	76,685
Total assets	$908,591	$871,087
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$22,065	$79
Current payments due under the Master Settlement Agreement	14,838	11,886
Current operating lease liability	3,551	3,838
Other current liabilities	135,170	149,487
Total current liabilities	175,624	165,290
Notes payable, long-term debt and other obligations, less current portion	1,390,261	1,398,591
Non-current employee benefits	63,216	68,970
Deferred income taxes, net	51,034	34,768
Non-current operating lease liability	5,469	8,853
Payments due under the Master Settlement Agreement	11,116	13,224
Other liabilities	19,748	22,944
Total liabilities	1,716,468	1,712,640
Commitments and contingencies (Notes 5 and 15)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 154,840,902 and 153,959,427 shares issued and outstanding	15,484	15,396
Additional paid-in capital	5,092	11,172
Accumulated deficit	(812,380)	(852,398)
Accumulated other comprehensive loss	(16,073)	(15,723)
Total Vector Group Ltd. stockholders' deficiency	(807,877)	(841,553)
Total liabilities and stockholders' deficiency	$908,591	$871,087
The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,425,125	$1,202,497	$1,204,501
Real estate	15,884	18,203	24,181
Total revenues	1,441,009	1,220,700	1,228,682

Expenses:
Cost of sales:
Tobacco*	991,331	758,015	795,904
Real estate	7,327	11,527	23,698
Total cost of sales	998,658	769,542	819,602

Operating, selling, administrative and general expenses	103,102	131,418	116,598
Litigation settlement and judgment expense	239	211	337
Net gains on sales of assets	—	(910)	(2,283)
Operating income	339,010	320,439	294,428

Other income (expenses):
Interest expense	(110,665)	(112,728)	(121,278)
Gain (loss) on extinguishment of debt	412	(21,362)	—
Change in fair value of derivatives embedded within convertible debt	—	—	4,999
Equity in (losses) earnings from investments	(4,995)	2,675	56,268
Equity in (losses) earnings from real estate ventures	(5,946)	10,250	(44,728)
Other, net	2,746	10,687	(8,646)
Income before provision for income taxes	220,562	209,961	181,043
Income tax expense	61,861	62,807	54,121
Income from continuing operations	158,701	147,154	126,922
Income (loss) from discontinued operations, net of income taxes	—	72,119	(33,984)
Net income	158,701	219,273	92,938

Net loss from continuing operations attributed to non-controlling interest	—	—	—
Net loss from discontinued operations attributed to non-controlling interest	—	190	—
Net loss attributed to non-controlling interest	—	190	—

Net income attributed to Vector Group Ltd. from continuing operations	158,701	147,154	126,922
Net income (loss) attributed to Vector Group Ltd. from discontinued operations	—	72,309	(33,984)
Net income	$158,701	$219,463	$92,938

Per basic common share:

Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$1.01	$0.94	$0.83
Net income (loss) from discontinued operations applicable to common shares attributed to Vector Group Ltd.	—	0.46	(0.23)
Net income applicable to common shares	$1.01	$1.40	$0.60

Per diluted common share:

Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$1.01	$0.94	$0.83
Net income (loss) from discontinued operations applicable to common shares attributed to Vector Group Ltd.	—	0.46	(0.23)
Net income applicable to common shares	$1.01	$1.40	$0.60
_____________________________
*    Revenues and cost of sales include federal excise taxes of $520,760, $434,695 and $461,532 for the years ended December 31, 2022, 2021 and 2020, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net income	$158,701	$219,273	$92,938

Net unrealized losses on investment securities available for sale:
Change in net unrealized losses	(3,022)	(747)	(454)
Net unrealized losses reclassified into net income	2,969	232	306
Net unrealized losses on investment securities available for sale	(53)	(515)	(148)

Net change in pension-related amounts:
Amortization of prior service costs	8	(44)	4
Effect of settlement	—	—	1,805
Net (loss) gain arising during the year	(2,031)	5,967	(2,503)
Amortization of loss	1,605	1,921	1,847
Net change in pension-related amounts	(418)	7,844	1,153

Other comprehensive (loss) income	(471)	7,329	1,005

Income tax effect on:
Change in net unrealized losses on investment securities	780	202	123
Net unrealized losses reclassified into net income on investment securities	(766)	(63)	(83)
Pension-related amounts	107	(2,117)	(311)
Income tax benefit (provision) on other comprehensive (loss) income	121	(1,978)	(271)

Other comprehensive (loss) income, net of tax	(350)	5,351	734

Comprehensive income	158,351	224,624	93,672

Comprehensive loss attributed to non-controlling interest	—	190	—
Comprehensive income attributed to Vector Group Ltd.	$158,351	$224,814	$93,672

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares	Amount					Total
	(Dollars in thousands)
Balance, January 1, 2020	148,084,900	$14,808	$—	$(678,464)	$(21,808)	$448	$(685,016)
Impact of adoption of new accounting standards				(2,263)	—	—	(2,263)
Net income	—	—	—	92,938	—	—	92,938
Total other comprehensive income	—	—	—	—	734	—	734
Total comprehensive income	—	—	—	—	—		93,672
Distributions and dividends on common stock ($0.80 per share)	—	—	(58,892)	(66,236)	—	—	(125,128)
Restricted stock grant	425,000	43	(43)	—	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(216,542)	(22)	(2,164)	—	—	—	(2,186)
Surrender of shares in connection with stock option exercise	(589,256)	(59)	(7,298)	—	—	—	(7,357)
Issuance of common stock	5,000,000	500	52,063	—	—	—	52,563
Exercise of stock options	620,527	62	6,851	—	—	—	6,913
Stock-based compensation	—	—	9,483	—	—	—	9,483
Distributions to non-controlling interest	—	—	—	—	—	(448)	(448)
Other	—	—	—	80	—	—	80
Balance, December 31, 2020	153,324,629	15,332	—	(653,945)	(21,074)	—	(659,687)
Net income	—	—	—	219,463	—	(190)	219,273
Total other comprehensive income	—	—	—	—	5,351	—	5,351
Total comprehensive income	—	—	—	—	—	—	224,624
Distributions and dividends on common stock ($0.80 per share)	—	—	—	(126,371)	—	—	(126,371)
Restricted stock grant	873,500	88	(88)	—	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(238,702)	(24)	(3,539)	—	—	—	(3,563)
Stock-based compensation	—	—	14,799	—	—	—	14,799
Acquisition of subsidiary	—	—	—	—	—	500	500
Contributions from non-controlling interest	—	—	—	—	—	1,625	1,625
Distribution of Douglas Elliman Inc.	—	—	—	(291,545)	—	(1,935)	(293,480)
Balance, December 31, 2021	153,959,427	15,396	11,172	(852,398)	(15,723)	—	(841,553)
Net income	—	—	—	158,701	—	—	158,701
Total other comprehensive loss	—	—	—	—	(350)	—	(350)
Total comprehensive income	—	—	—	—	—	—	158,351
Distributions and dividends on common stock ($0.80 per share)	—	—	—	(127,003)	—	—	(127,003)
Restricted stock grant	1,115,000	111	(111)	—	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(233,525)	(23)	(2,645)	—	—	—	(2,668)
Stock-based compensation	—	—	7,848	—	—	—	7,848
Distribution of Douglas Elliman Inc.	—	—	(11,172)	11,172	—	—	—
Other	—	—	—	(2,852)	—	—	(2,852)
Balance, December 31, 2022	154,840,902	$15,484	$5,092	$(812,380)	$(16,073)	$—	$(807,877)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$158,701	$219,273	$92,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,218	16,334	17,629
Non-cash stock-based expense	7,848	14,799	9,483
(Gain) loss on extinguishment of debt	(412)	8,349	—
Impairments of goodwill and intangible assets	—	—	58,252
Gain on sale of assets	—	(724)	(1,114)
Deferred income taxes	15,226	14,464	(673)
Distributions from investments	—	134	54,004
Equity in earnings from investments	4,995	(2,675)	(56,268)
Net losses (gains) on investment securities	7,980	(9,648)	(1,818)
Equity in losses (earnings) from real estate ventures	5,946	(9,972)	44,698
Distributions from real estate ventures	3,429	25,326	1,933
Non-cash interest expense	4,114	4,838	4,331
Non-cash lease expense	3,381	21,941	20,496
Non-cash portion of restructuring charges	—	—	1,214
Provision for credit losses	—	3,331	14,288
Other	376	393	(317)
Changes in assets and liabilities:
Receivables	(24,804)	(9,630)	(8,371)
Inventories	2,168	2,930	1,217
Accounts payable and accrued liabilities	(8,318)	196	3,237
Payments due under the Master Settlement Agreement	844	(31,590)	5,309
Investments in real estate, net	—	5,652	12,449
Other assets and liabilities, net	(7,375)	(18,502)	(5,370)
Net cash provided by operating activities	$181,317	$255,219	$267,547

The accompanying notes are an integral part of the consolidated financial statements

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$23,929	$45,627	$30,458
Maturities of investment securities	53,030	71,505	61,230
Purchase of investment securities	(54,040)	(124,080)	(99,871)
Proceeds from sale or liquidation of long-term investments	9,266	11,509	32,572
Purchase of long-term investments	(4,363)	(14,316)	(9,687)
Decrease (increase) in restricted assets	5	(5)	436
Investments in real estate ventures	(25,569)	(49,463)	(14,922)
Distributions from investments in real estate ventures	4,946	11,936	18,818
Cash acquired in purchase of subsidiaries	—	—	2,760
Proceeds from sale of fixed assets	—	17	5,162
Capital expenditures	(9,957)	(13,506)	(19,063)
Increase in cash surrender value of life insurance policies	(1,173)	(1,219)	(642)
Purchase of subsidiaries	—	(500)	(722)
Pay downs of investment securities	198	525	812
Net cash (used in) provided by investing activities	(3,728)	(61,970)	7,341
Cash flows from financing activities:
Proceeds from issuance of debt	—	875,000	—
Repayments of debt	(12,253)	(862,973)	(174,989)
Deferred financing costs	—	(20,109)	—
Borrowings under revolver	112,558	27,892	130,741
Repayments on revolver	(90,547)	(27,868)	(165,693)
Dividends and distributions on common stock	(128,262)	(131,798)	(128,231)
Distributions to non-controlling interest	—	—	(448)
Contributions from non-controlling interest	—	1,625	—
Proceeds from the issuance of common stock	—	—	52,563
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(2,622)	(13,145)	(2,630)
Cash transferred to Douglas Elliman Inc. at the Distribution	—	(212,571)	—
Other	(938)	(130)	—
Net cash used in financing activities	(122,064)	(364,077)	(288,687)
Net increase (decrease) in cash, cash equivalents and restricted cash	55,525	(170,828)	(13,799)
Cash, cash equivalents and restricted cash, beginning of year	194,849	365,677	379,476
Cash, cash equivalents and restricted cash, end of year	$250,374	$194,849	$365,677

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
The Consolidated Financial Statements included in this annual report present the financial position of Vector Group Ltd. (the “Company” or “Vector”) as of December 31, 2022 and 2021 and the results of operations of the Company for the years ended December 31, 2022, 2021 and 2020 giving effect to the Distribution of Douglas Elliman Inc. (“Douglas Elliman”) with the historical financial results of Douglas Elliman reflected as discontinued operations (See Note 6.). The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refers only to the Company’s continuing operations and does not include discussion of balances or activity of Douglas Elliman.
The consolidated financial statements of the Company include the accounts of Liggett Group LLC (“Liggett”), Vector Tobacco LLC (“Vector Tobacco”), Liggett Vector Brands LLC (“Liggett Vector Brands”), New Valley LLC (“New Valley”) and other less significant subsidiaries. New Valley includes the accounts of other less significant subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents include short-term investments which have an original maturity of 90 days or less. Interest on short-term investments is recognized when earned. The Company deposits its cash and cash equivalents at large financial institutions, including commercial banks and broker-dealers. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all cash balances at December 31, 2022 are uninsured.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of “Cash, cash equivalents and restricted cash” in the Consolidated Statements of Cash Flows were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Cash and cash equivalents	$224,580	$193,411	$258,421
Restricted cash and cash equivalents included in other assets	25,794	1,438	554
Cash, cash equivalents and restricted cash of discontinued operations	—	—	106,702
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$250,374	$194,849	$365,677
(e) Investment Securities:
The Company classifies investments in debt securities as available for sale. Investments classified as available for sale are recorded at fair value, with net unrealized gains and losses included as a separate component of stockholders’ deficiency. The cost of securities sold is determined based on average cost.
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
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 15% and 11% of Liggett’s revenues in 2022, 14% and 12% in 2021 and 18% and 12% in 2020. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 4% and 37%, respectively, of Liggett’s net accounts receivable at December 31, 2022, and approximately 0% and 2%, respectively, at December 31, 2021. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable - trade, net:
Accounts receivable-trade are recorded net of an allowance for credit losses and cash discounts. The Company estimates the allowance for credit losses based on historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, supportable forecasts of future economic condition, and other factors that may affect our ability to collect from customers. The allowance for credit losses and cash discounts was $838 and $326 at December 31, 2022 and 2021, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On a quarterly basis, the Company evaluates its investments in real estate ventures to determine if there are indicators of impairment. If so, the Company further investigates to determine if an impairment has occurred and whether such impairment is considered temporary or other than temporary. The Company believes that the assessment of temporary or other-than-temporary impairment includes judgment and all relevant facts and circumstances.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Indefinite life intangible assets as of December 31, 2022 and 2021, were $107,511. The Company performed its impairment test for the years ended December 31, 2022, 2021 and 2020 and no impairment was noted.
(l) Impairment of Long-Lived Assets:
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs a test for recoverability, comparing projected undiscounted cash flows to the carrying value of the asset group to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value of the asset based on discounted cash flow. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Additionally, the Company performs impairment reviews on its long-term investments that are classified as equity securities without readily determinable fair values that do not qualify for the net asset value (“NAV”) practical expedient. On a quarterly basis, the Company evaluates the investments to determine if there are indicators of impairment. If so, a determination is made of whether there is an impairment and if it is considered temporary or other than temporary. The assessment of temporary or other-than-temporary impairment includes judgment and all relevant facts and circumstances. The impairment indicators that are taken into consideration as part of the analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
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
ROU assets represent the Company’s right to use an underlying asset for the duration of the lease term. Lease liabilities represent the Company’s obligation to make lease payments as determined by the lease agreement. Lease liabilities are recorded at commencement for the net present value of future lease payments over the lease term. The discount rate used is generally the Company’s estimated incremental borrowing rate unless the lessor’s implicit rate is readily determinable. Discount rates are calculated periodically to estimate the rate the Company would pay to borrow the funds necessary to obtain an asset of similar value, over a similar term, with a similar security. ROU assets are recorded and recognized at commencement for the lease liability amount, initial direct costs incurred and are reduced for lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease cost is recognized on a straight-line basis over the shorter of the useful life of the asset and the lease term.
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
(o) Stock Options and Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options and restricted stock awarded under the 2014 Management Incentive Plan and under the 1999 Plan provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options and restricted stock. The Company recognizes payments of the dividend equivalent rights on these options and restricted stock on the Company’s consolidated balance sheets as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($4,239, $3,832 and $3,684, net of

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income taxes, for the years ended December 31, 2022, 2021 and 2020, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
(p) Income Taxes:
The Company accounts for income taxes under the liability method and records deferred taxes for the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying the enacted tax rates relative to when the deferred item is expected to reverse. A valuation allowance reduces deferred tax assets when it is deemed more likely than not that some portion or all deferred tax assets will not be realized. A current tax provision is recorded for income taxes currently payable.
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
Tobacco Shipping and Handling Fees and Costs: Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs were $8,747 in 2022, $7,006 in 2021 and $5,602 in 2020. Shipping and handling costs related to sales transactions are part of cost of sales.
Real estate: Revenue from facilities primarily related to Escena and consisted of revenues from food and beverage sales, fees charged for gameplay and the sale of golf related equipment and apparel. Revenue is recognized at the time of sale. See Note 10 for details of the Escena investment. In April 2022, New Valley sold Escena and received approximately $15,300 in net cash proceeds. The Company recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sale was presented as revenue and the cost of the investment as cost of sales on the consolidated statements of operations.
Revenue from investments in real estate is recognized from land and building sales at the time of the closing of a sale, which is typically when cash is due, the performance obligation is satisfied as the title to and possession of the real estate asset are transferred to the buyer and the Company has no further obligations or involvement in the real estate asset.
(s) Advertising:
Tobacco advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $4,748, $4,464 and $4,103 for the years ended December 31, 2022, 2021 and 2020, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, but consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2022	December 31, 2021	December 31, 2020
Net unrealized gains on investment securities available for sale, net of income taxes of $7, $21, and $160, respectively	$7	$46	$422
Pension-related amounts, net of income taxes of $5,799, $5,692, and $7,809, respectively	(16,080)	(15,769)	(21,496)
Accumulated other comprehensive loss	$(16,073)	$(15,723)	$(21,074)
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
(v) Other, Net:
Other, net consisted of:

	Year Ended December 31,
	2022	2021	2020
Interest and dividend income	$8,627	$1,920	$5,621
Post-retirement benefit insurance credits	880	356	355
Change in derivative associated with guarantee	2,646	—	—
Expense related to Tax Disaffiliation indemnification	(589)	—	—
Net (losses) gains recognized on investment securities	(7,980)	9,384	1,818
Net periodic benefit cost other than the service costs	(944)	(975)	(3,618)
Credit loss expense	—	—	(12,828)
Other income	106	2	6
Other, net	$2,746	$10,687	$(8,646)
(w) Other Assets:
Other assets consisted of:

	December 31, 2022	December 31, 2021
Restricted assets	$25,907	$1,551
Prepaid pension costs	38,100	44,585
Other assets	31,310	30,549
Total other assets	$95,317	$76,685

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(x) Other Current Liabilities:
Other current liabilities consisted of:

	December 31, 2022	December 31, 2021
Accounts payable	$6,351	$9,443
Accrued promotional expenses	56,645	55,647
Accrued excise and payroll taxes payable, net	17,160	22,919
Accrued interest	30,451	30,676
Accrued salaries and benefits	9,614	13,982
Allowance for sales returns	7,526	6,669
Other current liabilities	7,423	10,151
Total other current liabilities	$135,170	$149,487
(y) New Accounting Pronouncements:
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.    REVENUE RECOGNITION
Disaggregation of Revenue
The Company disaggregates revenues by segment.
Tobacco. Tobacco segment revenues are not disaggregated because all revenues are generated from the discount segment of the U.S. cigarette industry.
Real Estate. Real Estate segment revenues are disaggregated in the table below.

	Year Ended December 31,
	2022	2021	2020
Real Estate Segment Revenues
Sales on facilities primarily from Escena	$3,259	$5,353	$3,681
Revenues from investments in real estate	12,625	12,850	20,500
Total real estate revenues	$15,884	$18,203	$24,181

3.    CURRENT EXPECTED CREDIT LOSSES
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of December 31, 2022 and December 31, 2021.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the consolidated balance sheets. New Valley had two loans in maturity default at December 31, 2022, with a total amortized cost basis of $15,928, including accrued interest receivable of $6,428 at both December 31, 2022 and December 31, 2021. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of ASU 2016-13, New Valley’s expected credit loss estimate was $15,928 at both December 31, 2022 and December 31, 2021.
The following is the reconciliation of the allowance for credit losses for the year ended December 31, 2022:

	January 1, 2022	Current Period Provision	Write-offs	Recoveries	December 31, 2022
Allowance for credit losses:
New Valley term loan receivables	15,928	—	—	—	15,928

The following is the reconciliation of the allowance for credit losses for the year ended December 31, 2021:

	January 1, 2021	Current Period Provision	Write-offs	Recoveries	December 31, 2021
Allowance for credit losses:
New Valley term loan receivables	15,928	—	—	—	15,928

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    EARNINGS PER SHARE
As discussed in Note 14, the Company has stock option awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($4,239, $3,832, and $3,684, for the years ended December 31, 2022, 2021 and 2020, respectively) on these options as reductions in additional paid-in-capital on the Company’s consolidated balance sheets. The Company included the income tax benefit associated with the dividend equivalent rights as a component of income tax expense due to the adoption of ASU 2016-09. As a result, in its calculation of basic earnings per share (“EPS”) for the years ended December 31, 2022, 2021 and 2020, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:
Net income (loss) for purposes of determining basic EPS for discontinued operations and net income available to common stockholders attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2022	2021	2020
Net income attributed to Vector Group Ltd. from continuing operations	$158,701	$147,154	$126,922
Net income (loss) attributed to Vector Group Ltd. from discontinued operations	—	72,309	(33,984)
Net income attributed to Vector Group Ltd.	158,701	219,463	92,938
Income from continuing operations attributable to participating securities	(4,947)	(5,862)	(2,560)
Net income available to common stockholders attributed to Vector Group Ltd.	$153,754	$213,601	$90,378
Net income for purposes of determining basic EPS for continuing operations applicable to common shares attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2022	2021	2020
Net income attributed to Vector Group Ltd. from continuing operations	$158,701	$147,154	$126,922
Income from continuing operations attributable to participating securities	(4,947)	(3,694)	(2,580)
Net income available to common stockholders attributed to Vector Group Ltd.	$153,754	$143,460	$124,342
Basic EPS is computed by dividing net income available to common stockholders attributed to Vector Group Ltd. by the weighted-average number of shares outstanding, which includes vested restricted stock.
Net income (loss) for purposes of determining diluted EPS for discontinued operations and net income available to common stockholders attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2022	2021	2020
Net income attributed to Vector Group Ltd. from continuing operations	$158,701	$147,154	$126,922
Net income (loss) attributed to Vector Group Ltd. from discontinued operations	—	72,309	(33,984)
Net income attributed to Vector Group Ltd.	158,701	219,463	92,938
Income from continuing operations attributable to participating securities	(4,947)	(5,862)	(2,560)
Net income available to common stockholders attributed to Vector Group Ltd.	$153,754	$213,601	$90,378

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net income for purposes of determining diluted EPS for continuing operations applicable to common shares attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2022	2021	2020
Net income attributed to Vector Group Ltd. from continuing operations	$158,701	$147,154	$126,922
Income from continuing operations attributable to participating securities	(4,947)	(3,694)	(2,580)
Net income available to common stockholders attributed to Vector Group Ltd.	$153,754	$143,460	$124,342
Basic and diluted EPS for continuing and discontinued operations were calculated using the following common shares for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
	2022	2021	2020
Weighted-average shares for basic EPS	152,752,874	152,403,072	150,216,141
Incremental shares related to stock options and non-vested restricted stock	141,977	71,777	34,812
Weighted-average shares for diluted EPS	152,894,851	152,474,849	150,250,953
It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.
The following non-vested restricted stock and shares issuable upon the conversion of convertible debt were outstanding during the years ended December 31, 2022, 2021 and 2020, but were not included in the computation of diluted EPS because the impact of common shares issuable under the convertible debt were anti-dilutive to EPS.

	Year Ended December 31,
	2022	2021	2020
Weighted-average shares of non-vested restricted stock	1,973	524,606	520,936
Weighted-average expense per share	$11.23	$17.42	$19.54
Weighted-average number of shares issuable upon conversion of debt	—	—	2,423,719
Weighted-average conversion price	$—	$—	$20.27

5.    LEASES
The Company has operating and finance leases for corporate and sales offices, and certain vehicles and equipment accounted for under ASC 842. The leases have remaining lease terms of less than one year to five years, some of which include options to extend for up to five years, and some of which include options to terminate the leases within one year. However, the Company in general is not reasonably certain to exercise options to renew or terminate, and therefore renewal and termination options are not considered in the lease term or the ROU asset and lease liability balances. The Company’s lease population includes purchase options on equipment leases that are included in the lease payments when reasonably certain to be exercised. The Company’s lease population does not include any residual value guarantees. The Company’s lease population does not contain any material restrictive covenants.
The Company has leases with variable payments, most commonly in the form of Common Area Maintenance (“CAM”) and tax charges which are based on actual costs incurred. These variable payments were excluded from the ROU asset and lease liability balances since they are not fixed or in-substance fixed payments. Variable payments are expensed as incurred.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$4,405	$4,578	$4,572
Short-term lease cost	415	374	349
Variable lease cost	299	320	634

Finance lease cost:
Amortization	33	58	111
Interest on lease liabilities	5	9	14
Total lease cost	$5,157	$5,339	$5,680
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2019
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,850	$4,961	$4,034
Operating cash flows from finance leases	5	10	14
Financing cash flows from finance leases	37	57	102

ROU assets obtained in exchange for lease obligations:
Operating leases	208	1,993	3,298
Finance leases	—	—	60

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2022	2021
Finance leases:
Investments in real estate, net (1)	$—	$30

Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(95)	(70)
Property and equipment, net	$32	$57

Current portion of notes payable and long-term debt	$29	$55
Notes payable, long-term debt and other obligations, less current portion	8	41
Total finance lease liabilities	$37	$96

Weighted average remaining lease term in years:
Operating leases	2.57	3.36
Finance leases	1.25	1.84

Weighted average discount rate:
Operating leases	9.89%	9.60%
Finance leases	8.85%	8.21%
_____________________________
(1)Includes finance lease equipment at a cost of $0 and $748 and accumulated amortization of $0 and $718 as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
2023	$4,268	$31
2024	3,532	8
2025	2,137	—
2026	319	—
2027	—	—
Thereafter	—	—
Total lease payments	10,256	39
Less imputed interest	(1,236)	(2)
Total	$9,020	$37
The Company leases office space from an affiliate of a significant stockholder of the Company. This lease represents $151 of the ROU asset balances and $163 of lease liability balances as of December 31, 2022. The rent expense for this lease was approximately $458 for the year ended December 31, 2022.
As of December 31, 2022, the Company had $1,073 undiscounted lease payments relating to leases that have not yet commenced. The operating leases will commence in the first half of 2023 with lease terms ranging between 2 and 3 years.
The Company’s rental expense for the years ended December 31, 2022, 2021 and 2020 was $4,405, $4,578 and $4,572, respectively. Rent expense for the year ended December 31, 2022 consisted of $3,381 of amortization and $1,024 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2021 consisted of $3,275 of amortization and impairment of ROU assets and $1,303 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2020 consisted of $3,170 of amortization and impairment of ROU assets and $1,402 of lease expense for interest accretion on operating lease liabilities.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.    DISCONTINUED OPERATIONS
On December 29, 2021, at 11:59 p.m., New York City time, the Company completed the distribution to its stockholders (including Vector common stock underlying outstanding stock options awards and restricted stock awards) of the common stock of Douglas Elliman (the “Distribution”). Each holder of Vector common stock received one share of Douglas Elliman’s common stock for every two shares of Vector common stock (including Vector common stock underlying outstanding stock option awards and restricted stock awards) held of record as of the close of business, New York City time, on December 20, 2021. In the Distribution, an aggregate of 77,720,159 shares of Douglas Elliman’s common stock were issued, with any fractional shares converted to cash and paid to applicable Vector stockholders. Prior to the Distribution, Douglas Elliman was a component of the Real Estate segment of the Company.
Following the Distribution, Douglas Elliman is a separate public company. The Company and Douglas Elliman entered into a distribution agreement (the “Distribution Agreement”) and several ancillary agreements for the purpose of accomplishing the Distribution. The Distribution Agreement includes an agreement that the Company and Douglas Elliman will provide each other with appropriate indemnities with respect to liabilities arising out of the business retained by Vector and the business transferred to Douglas Elliman by Vector. These agreements also govern the Company’s relationship with Douglas Elliman after the Distribution and provide for the allocation of employee benefit, tax and some other liabilities and obligations attributable to periods prior to, at and after the Distribution. These agreements also include arrangements with respect to transition services (the “Transition Services Agreement”). The Company entered into a Tax Disaffiliation Agreement with Douglas Elliman that governs Vector’s and Douglas Elliman’s respective rights, responsibilities and obligations with respect to taxes and tax benefits, the filing of tax returns, the control of audits and other tax matters. Douglas Elliman will be party to other arrangements with Vector and its subsidiaries.
Douglas Elliman and its eligible subsidiaries have previously joined with Vector in the filing of certain consolidated, combined, and unitary returns for state, local, and other applicable tax purposes. However, for periods (or portions thereof) beginning after the Distribution, Douglas Elliman will not join with Vector or any of its subsidiaries (as determined after the Distribution) in the filing of any federal, state, local or other applicable consolidated, combined or unitary tax returns.
Under the Tax Disaffiliation Agreement, with certain exceptions, Vector will be generally responsible for all of Douglas Elliman’s U.S. federal, state, local and other applicable income and non-income taxes for any taxable period or portion of such period ending on or before the Distribution date. Douglas Elliman will be generally responsible for all taxes that are attributable to it or one of its subsidiaries after the Distribution date. The Company paid Douglas Elliman $589 in 2022 and recorded Other expense in its consolidated statements of operations for the year ended December 31, 2022 related to the tax indemnifications.
There were no assets or liabilities of discontinued operations of Douglas Elliman as of December 31, 2022 and 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The financial results of Douglas Elliman through the Distribution are presented as income (loss) from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Douglas Elliman for the periods prior to the completion of the Distribution:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Revenues:
Real estate	$—	$1,344,825	$773,987

Expenses:
Cost of sales	—	989,436	547,543

Operating, selling, administrative and general expenses	—	253,942	212,926
Net loss on sales of asset	—	—	1,169
Impairments of goodwill and intangible assets	—	—	58,252
Restructuring charges	—	—	3,382
Operating income (loss)	—	101,447	(49,285)

Other income (expenses):
Interest expense	—	(164)	(263)
Equity in (losses) earnings from real estate ventures	—	(278)	30
Other, net	—	(870)	3,190
Pretax income (loss) from discontinued operations	—	100,135	(46,328)
Income tax expense	—	28,016	(12,344)
Income (loss) from discontinued operations	—	72,119	(33,984)

Net loss from discontinued operations attributed to non-controlling interest	—	190	—

Net income (loss) from discontinued operations attributed to Vector Group Ltd.	$—	$72,309	$(33,984)

The following table presents the information regarding certain components of cash flows from discontinued operations:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands, except per share amounts)
Depreciation and amortization	$—	$8,561	$8,537
Non-cash lease expense	—	18,667	17,326

Capital expenditures	—	(4,106)	(6,126)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.    INVESTMENT SECURITIES
Investment securities at fair value consisted of the following:

	December 31, 2022	December 31, 2021
Debt securities available for sale	$81,643	$103,906

Equity securities at fair value:
Marketable equity securities	12,724	19,560
Mutual funds invested in debt securities	22,069	23,221
Long-term investment securities at fair value (1)	28,919	32,089
Total equity securities at fair value	63,712	74,870

Total investment securities at fair value	145,355	178,776
Less:
Long-term investment securities at fair value (1)	28,919	32,089
Current investment securities at fair value	$116,436	$146,687

Long-term investment securities at fair value (1)	$28,919	$32,089
Equity-method investments	16,040	20,984
Total long-term investments	$44,959	$53,073

Equity securities at cost: (2)
Other equity securities at cost	$2,755	$5,200
_____________________________
(1)     These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)     These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net gains recognized on investment securities were as follows:

	Year Ended December 31,
	2022	2021	2020
Net (losses) gains recognized on equity securities at fair value	$(5,011)	$9,615	$2,123
Net gains recognized on debt and equity securities available for sale	6	45	110
Impairment expense	(2,975)	(276)	(415)
Net gains recognized on investment securities	$(7,980)	$9,384	$1,818
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at December 31, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$81,629	$14	$—	$81,643
The table below summarizes the maturity dates of debt securities available for sale at December 31, 2022.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$779	$779	$—	$—
Corporate securities	53,814	33,165	20,649	—
U.S. mortgage-backed securities	27,050	10,103	16,947	—
Total debt securities available for sale by maturity dates	$81,643	$44,047	$37,596	$—
The components of debt securities available for sale at December 31, 2021 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$103,838	$68	$—	$103,906
There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at December 31, 2022 and 2021, respectively.
Gross realized gains and losses recognized on debt securities available for sale were as follows:

	Year Ended December 31,
	2022	2021	2020
Gross realized gains on sales	$8	$108	$329
Gross realized losses on sales	(2)	(63)	(219)
Net gains recognized on debt securities available for sale	$6	$45	$110

Impairment expense	$(2,975)	$(276)	$(415)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) Equity Securities at Fair Value:
The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
Net (losses) gains recognized on equity securities	$(5,011)	$9,615	$2,123
Less: Net gains (losses) recognized on equity securities sold	1,198	7,534	(121)
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(6,209)	$2,081	$2,244

The Company’s mutual funds invested in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 18. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $514 related to long-term investment securities at fair value as of December 31, 2022.
The Company received cash distributions of $4,971 as of December 31, 2022, all of which were classified as investing cash inflows. The Company received cash distributions of $11,642 as of December 31, 2021, of which $11,509 were classified as investing cash inflows. The Company received cash distributions of $32,676 as of December 31, 2020, of which $32,572 were classified as investing cash inflows.
(c) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at December 31, 2022 and 2021, respectively. The total carrying value of these investments was $2,755 and $5,200 and was included in “Other assets” on the consolidated balance sheets at December 31, 2022 and 2021, respectively. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the years ended December 31, 2022, 2021 and 2020, respectively.
(d) Equity-Method Investments:
Equity-method investments consisted of the following:

	December 31, 2022	December 31, 2021
Mutual and hedge funds	$16,040	$20,984
At December 31, 2022, the Company’s ownership percentages in the mutual and hedge funds accounted for under the equity method ranged from 6.45% to 38.34%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity in (losses) earnings from investments were:

	Year Ended December 31,
	2022	2021	2020
Mutual fund and hedge funds	$(4,995)	$2,675	$2,844
Ladenburg Thalmann Financial Services Inc.	—	—	53,424
Equity in (losses) earnings from investments	$(4,995)	$2,675	$56,268
The Company received $51 and $50 in dividends from one of its equity-method investments that were reinvested back into the fund in 2022 and 2021, respectively. The Company received total cash distributions of $54,089 ($53,901, net of reinvested dividends) from the Company’s equity-method investments in 2020. The cash distributions of $53,901 in 2020 were classified as operating cash inflows.
(e) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the mutual fund and hedge funds.

	December 31, 2022	December 31, 2021
Investment securities	$299,389	$493,705
Cash and cash equivalents	2,860	44,644
Other assets	87,507	14,151
Total assets	$389,756	$552,500

Other liabilities	$159,246	$214,607
Total liabilities	159,246	214,607
Partners’ capital	230,510	337,893
Total liabilities and partners’ capital	$389,756	$552,500

	Year Ended December 31,
	2022	2021	2020
Investment income	$3,209	$1,574	$1,779
Expenses	13,272	12,873	9,300
Net investment loss	(10,063)	(11,299)	(7,521)
Total net realized gain and net change in unrealized depreciation from investments	(84,466)	48,342	123,381
Net increase in partners’ capital resulting from operations	$(94,529)	$37,043	$115,860

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8.    INVENTORIES
Inventories consist of:

	December 31, 2022	December 31, 2021
Leaf tobacco	$39,893	$38,825
Other raw materials	8,808	7,560
Work-in-process	798	2,639
Finished goods	64,865	64,218
Inventories at current cost	114,364	113,242
LIFO adjustments	(21,916)	(18,627)
	$92,448	$94,615
All the Company’s inventories as of December 31, 2022 and 2021 have been reported under the LIFO method. The $21,916 LIFO adjustment as of December 31, 2022 decreases the current cost of inventories by $15,213 for Leaf tobacco, $1,220 for Other raw materials, $25 for Work-in-process, and $5,458 for Finished goods. The $18,627 LIFO adjustment as of December 31, 2021 decreased the current cost of inventories by $12,128 for Leaf tobacco, $829 for Other raw materials, $18 for Work-in-process, and $5,652 for Finished goods. Cost of sales was reduced by $3,248 and $330 for the years ended December 31, 2022 and December 31, 2021, respectively, due to liquidations of LIFO inventories.
The amount of capitalized MSA cost in “Finished goods” inventory was $23,084 and $20,450 as of December 31, 2022 and 2021, respectively. Federal excise tax capitalized in inventory was $26,423 and $25,160 as of December 31, 2022 and 2021, respectively.
At December 31, 2022, Liggett had tobacco purchase commitments of approximately $23,263. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through 2022.

9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:

	December 31, 2022	December 31, 2021
Land and improvements	$1,678	$1,624
Buildings	18,792	18,060
Machinery and equipment	175,816	167,713
Leasehold improvements	1,266	1,277
	197,552	188,674
Less accumulated depreciation and amortization	(157,972)	(151,791)
	$39,580	$36,883
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2022, 2021 and 2020 was $7,218, $7,816 and $9,092, respectively.
The Company, through Liggett, had future machinery and equipment purchase commitments of $11,830 including $8,607 for factory modernization at December 31, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.    NEW VALLEY LLC
(a) Investments in real estate ventures.
New Valley also holds equity investments in various real estate projects domestically and internationally. Many of New Valley’s investments in real estate ventures were in the New York City Standard Metropolitan Statistical Area (“SMSA”). New Valley aggregated the disclosure of its investments in real estate ventures by property type and operating characteristics.
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	December 31, 2022	December 31, 2021
Condominium and Mixed Use Development:
New York City SMSA	4.1% - 22.8%	$16,806	$22,654
All other U.S. areas	12.5% - 77.8%	76,544	57,485
		93,350	80,139
Apartment Buildings:
All other U.S. areas	50.0%	9,471	11,900
		9,471	11,900
Hotels:
New York City SMSA	0.4% - 12.3%	800	1,635
International	49.0%	1,710	1,522
		2,510	3,157
Commercial:
New York City SMSA	49.0%	7,869	—
All other U.S. areas	1.6%	7,478	7,290
		15,347	7,290

Other	15.0% - 49.0%	439	2,576
Investments in real estate ventures		$121,117	$105,062
_____________________________
(1)The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of various factors including potential dilution, financing or admission of additional partners.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contributions
The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	December 31, 2022	December 31, 2021
Condominium and Mixed Use Development:
New York City SMSA	$498	$396
All other U.S. areas	16,723	33,719
	17,221	34,115
Apartment Buildings:
All other U.S. areas	—	11,900
	—	11,900
Hotels:
New York City SMSA	206	1,848
	206	1,848
Commercial:
New York City SMSA	8,070	—
	8,070	—

Other	72	—
Total contributions	$25,569	$47,863
For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2022 and 2021. New Valley’s direct investment percentage for these ventures did not significantly change.
Distributions
The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	December 31, 2022	December 31, 2021
Condominium and Mixed Use Development:
New York City SMSA	$2,187	$4,440
All other U.S. areas	161	13,593
	2,348	18,033
Apartment Buildings:
All other U.S. areas	550	18,566
	550	18,566
Commercial:
All other U.S. areas	1,018	575
	1,018	575

Other	4,459	—
Total distributions	$8,375	$37,174
Of the distributions received by New Valley from its investment in real estate ventures, $3,429 and $25,326 were from distributions of earnings and $4,946 and $11,848 were a return of capital for the years ended December 31, 2022 and 2021, respectively. Distributions from earnings are included in cash from operations in the consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Equity in Earnings (Losses) from Real Estate Ventures
New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Year Ended December 31,
	2022	2021	2020
Condominium and Mixed Use Development:
New York City SMSA	$(4,554)	$(4,147)	$(17,167)
All other U.S. areas	(1,915)	(1)	(16,578)
	(6,469)	(4,148)	(33,745)
Apartment Buildings:
All other U.S. areas	(1,879)	18,566	(284)
	(1,879)	18,566	(284)
Hotels:
New York City SMSA	(1,041)	(1,597)	(3,248)
International	188	(330)	(308)
	(853)	(1,927)	(3,556)
Commercial:
New York City SMSA	(201)	(2,591)	1,340
All other U.S. areas	1,206	780	(437)
	1,005	(1,811)	903

Other	2,250	(430)	(8,046)
Total equity in earnings (losses) from real estate ventures	$(5,946)	$10,250	$(44,728)

The Company recorded impairment expense of $490, $2,713 and $16,513 for the years ended December 31, 2022, 2021 and 2020, respectively. The expense related to one commercial venture in each of 2022 and 2021 and the expense in 2020 related to six condominium and mixed use development units. As a result of the Company recording impairment charges on certain of its investments in real estate ventures, the impaired real estate ventures were recorded at fair value as of the period when the impairment charge was recorded. The impaired real estate ventures were measured at fair value on a nonrecurring basis as a result of recording an other-than-temporary impairment charge.
During the year ended 2021, New Valley’s Natura joint venture sold a parcel of land located in Miami, FL. New Valley recognized equity in earnings of $3,899 from the venture and received distributions of $5,168 for the year ended 2021. As of December 31, 2022, the venture had a carrying value of $12,995.
During the year ended 2021, New Valley’s Maryland joint venture sold its apartment complexes located in Baltimore, Maryland. New Valley recognized equity in earnings of $18,566 from the venture and received distributions of $18,566 for the year ended 2021. As of December 31, 2022, the venture had a carrying value of $0.
Investment in Real Estate Ventures Entered Into During 2022:
New Valley invested $6,263 during the year ended December 31, 2022 for an approximate 75% interest in Nash Square Upstream JV LLC. The joint venture plans to develop a mixed use development. The venture is a variable interest entity (“VIE”); however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in Nash Square Upstream JV LLC was $6,510 at December 31, 2022.
New Valley invested $4,000 during the year ended December 31, 2022 for an approximate 25% interest in BH NV Aventura LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in BH NV Aventura LLC was $4,071 at December 31, 2022.
New Valley invested $4,000 during the year ended December 31, 2022 for an approximate 35% interest in BH NV NMB Venture LLC. The joint venture plans to develop a mixed use development. The venture is a VIE; however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in BH NV NMB Venture LLC was $4,080 at December 31, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
VIE Consideration
The Company has determined that New Valley is the primary beneficiary of one real estate venture because it controls the activities that most significantly impact the economic performance of the real estate venture. Consequently, New Valley consolidates this variable interest entity (“VIE”).
The carrying amount of the consolidated assets of the VIE was $0 at both December 31, 2022 and December 31, 2021. Those assets are owned by the VIE, not the Company. The consolidated VIE had no recourse liabilities as of December 31, 2022 and December 31, 2021. A VIE’s assets can only be used to settle the obligations of that VIE. The VIE is not a guarantor of the Company’s senior notes and other debts payable.
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
Maximum Exposure to Loss
New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

December 31, 2022
Condominium and Mixed Use Development:
New York City SMSA	$16,806
All other U.S. areas	76,544
93,350
Apartment Buildings:
All other U.S. areas	9,471
9,471
Hotels:
New York City SMSA	800
International	1,710
2,510
Commercial:
New York City SMSA	7,869
All other U.S. areas	7,478
15,347

Other	439
Total maximum exposure to loss	$121,117
New Valley capitalized $4,432 and $2,669 of interest costs into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2022 and December 31, 2021, respectively.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company believes that as of December 31, 2022, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). New Valley has no additional capital commitments as of December 31, 2022.
(c) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Other Condominium and Mixed Use Development, Apartment Buildings, Hotels, Commercial and Other.
Other Condominium and Mixed Use Development:

	Year Ended December 31,
	2022	2021	2020
Income Statements
Revenue	$117,836	$301,703	$386,859
Cost of sales	63,618	317,894	302,234
Other expenses	143,619	117,985	270,642
Loss from continuing operations	$(89,401)	$(134,176)	$(186,017)

	December 31, 2022	December 31, 2021
Balance Sheets
Investment in real estate	$1,529,516	$1,434,205
Total assets	1,667,802	1,513,581
Total debt	1,193,638	1,107,366
Total liabilities	1,480,725	1,284,579
Non-controlling interest	73,391	63,781
Apartment Buildings:

	Year Ended December 31,
	2022	2021	2020
Income Statements
Revenue	$2,934	$35,213	$65,808
Other expenses	4,563	46,360	63,705
(Loss) income from continuing operations	$(1,629)	$(11,147)	$2,103

	December 31, 2022	December 31, 2021
Balance Sheets
Investment in real estate	$64,350	$—
Total assets	68,664	6,780
Total debt	48,449	—
Total liabilities	49,722	131
Non-controlling interest	—	4,990

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Hotels:

	Year Ended December 31,
	2022	2021	2020
Income Statements
Revenue	$166,169	$42,549	$130,742
Cost of sales	5,049	3,671	2,671
Other expenses	293,761	201,211	256,973
Loss from continuing operations	$(132,641)	$(162,333)	$(128,902)

	December 31, 2022	December 31, 2021
Balance Sheets
Investment in real estate	$1,580,798	$1,553,911
Total assets	1,651,072	1,631,664
Total debt	1,113,419	1,110,700
Total liabilities	1,281,161	1,213,044
Non-controlling interest	374,608	412,165
Commercial:

	Year Ended December 31,
	2022	2021	2020
Income Statements
Revenue	$10,226	$1,662	$7,911
Equity in (losses) earnings	37,690	24,383	(13,671)
Other expenses	12,274	1,412	4,740
Income (loss) from continuing operations	$35,642	$24,633	$(10,500)

	December 31, 2022	December 31, 2021
Balance Sheets
Investment in real estate	$51,468	$51,173
Total assets	71,364	71,296
Total debt	56,394	55,625
Total liabilities	57,424	55,016

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Other:

	Year Ended December 31,
	2022	2021	2020
Income Statements
Revenue	$6,761	$180,092	$571
Other expenses	21,548	303,352	48,633
Loss from continuing operations	$(14,787)	$(123,260)	$(48,062)

	December 31, 2022	December 31, 2021
Balance Sheets
Investment in real estate	$430,961	$392,754
Total assets	486,655	444,520
Total debt	321,587	227,724
Total liabilities	331,928	233,329
Non-controlling interest	112,141	152,775
(d) Investments in real estate, net:
Escena. In March 2008, a wholly owned subsidiary of New Valley purchased a loan collateralized by a substantial portion of a 450-acre approved master planned community in Palm Springs, California known as “Escena.” In April 2009, New Valley completed the foreclosure process and took title to the collateral. The project consisted of 615 residential lots with site and public infrastructure, an 18-hole golf course, a completed clubhouse, and a seven-acre site approved for a 450-room hotel.
The assets have been classified as “Investments in real estate, net” on the Company’s consolidated balance sheets and the components were as follows:

	December 31, 2022	December 31, 2021
Land and land improvements	$—	$8,520
Building and building improvements	—	1,926
Other	—	1,643
	—	12,089
Less accumulated depreciation	—	(2,991)
Investment in real estate, net	$—	$9,098
The Company recorded operating income of $1,316 and $63, and operating losses of $735 for the years ended December 31, 2022, 2021 and 2020, respectively, from Escena. In April 2022, New Valley sold Escena and received approximately $15,300 in net cash proceeds. The Company recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley has no continuing investment or involvement. The sale was presented as revenue and the cost of the investment as cost of sales on the condensed consolidated statements of operations.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consisted of:

	December 31, 2022	December 31, 2021
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,209 and $2,647	539,926	552,353
Liggett:
Revolving credit facility	22,035	24
Equipment loans	37	64
Other	—	32
Total notes payable, long-term debt and other obligations	1,436,998	1,427,473
Less:
Debt issuance costs	(24,672)	(28,803)
Total notes payable, long-term debt and other obligations	1,412,326	1,398,670
Less:
Current maturities	(22,065)	(79)
Amount due after one year	$1,390,261	$1,398,591
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
The 6.125% Senior Secured Notes due 2025 paid interest on a semi-annual basis at a rate of 6.125% per year and had a maturity date of February 1, 2025. On February 1, 2021, the 6.125% Senior Secured Notes due 2025 were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 in 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
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
5.75% Senior Secured Notes due 2029:
On January 28, 2021, the Company completed the sale of $875,000 in aggregate principal amount of its 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S under the Securities Act. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees payable by the Company in connection with the offering. The Company used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all the Company’s outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and any premium thereon, and to pay fees and expenses in connection with the offering of the 5.75% Senior Secured Notes.
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before November 1, 2026, the final stated maturity date of the 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all the wholly-owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes were also guarantors under the Company’s outstanding 10.5% Senior Notes. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors, including, in the case of VGR Holding LLC, a pledge of the membership interests of Liggett and Vector Tobacco, pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the indenture and the security documents relating thereto. Neither New Valley LLC nor any of the Company’s subsidiaries engaged in the real estate business guarantee the 5.75% Senior Secured Notes. The Company does not pledge any collateral for the 5.75% Senior Secured Notes.
As of December 31, 2022, the Company was in compliance with all debt covenants.
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
In September 2022, the Company repurchased in the market $12,865 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a gain of $412 associated with the repurchase. The Senior Notes that were repurchased have been retired. As of December 31, 2022, the Company has outstanding $542,135 aggregate principal amount of its 10.5% Senior Notes.
The Company pays cash interest on the 10.5% Senior Notes at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year. The 10.5% Senior Notes mature on November 1, 2026.
The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all the Company’s wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette businesses, and, prior to the Distribution, by DER Holdings LLC, through which the Company indirectly owned a 100% interest in Douglas Elliman as of December 31, 2022. In connection with the Distribution, the guarantee by DER Holdings LLC was released. DER Holdings LLC did not guarantee our 5.75% Senior Secured Notes.
As of December 31, 2022, the Company was in compliance with all debt covenants.
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
A summary of non-cash interest expense associated with the amortization of the debt discount created by the embedded derivative liability associated with the Company’s variable interest senior convertible debt is set forth in the following table:

	Year Ended December 31,
	2022	2021	2020
5.5% Convertible Notes	$—	$—	$4,053

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of non-cash changes in fair value of derivatives embedded within convertible debt is set forth in the following table:

	Year Ended December 31,
	2022	2021	2020
5.5% Convertible Notes	$—	$—	$4,999
The following table reconciles the fair value of derivatives embedded within convertible debt:

5.5% Convertible Notes
Balance at January 1, 2020	$4,999
Gain from changes in fair value of embedded derivatives	(4,999)
Balance at December 31, 2020	$—
Beneficial Conversion Feature on Variable Interest Senior Convertible Debt:
After giving effect to the recording of the embedded derivative liability as a discount to the convertible debt, the Company’s common stock had a fair value at the issuance date of the debt exceeding the conversion price resulting in a beneficial conversion feature.
A summary of non-cash interest expense associated with the amortization of the debt discount created by the beneficial conversion feature on the Company’s variable interest senior convertible debt is set forth in the following table:

	Year Ended December 31,
	2022	2021	2020
Amortization of beneficial conversion feature:
5.5% Convertible Notes	$—	$—	$1,223
Unamortized Debt Discount on Variable Interest Senior Convertible Debt:
The following table reconciles unamortized debt discount within convertible debt:

5.5% Convertible Notes
Balance at January 1, 2020	$5,276
Amortization of embedded derivatives	(4,053)
Amortization of beneficial conversion feature	(1,223)
Balance at December 31, 2020	$—
Revolving Credit Agreement — Liggett:
In January 2015, Liggett and 100 Maple LLC (“Maple”), a subsidiary of Liggett, entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”), with Wells Fargo Bank, National Association (“Wells Fargo”), as agent and lender.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all inventories, receivables and certain other personal property of Liggett and Maple, a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.
The term of the Credit Agreement expires on March 22, 2026. Loans under the Credit Agreement bear interest at a rate equal to LIBOR plus 2.25%. The interest rate applicable to this Credit Agreement at December 31, 2022 was 6.64%. The Credit Agreement, as amended, permitted the guaranty of the 6.125% Senior Secured Notes due 2025, and permits the guaranty of the 5.75% Senior Secured Notes and the 10.5% Senior Notes, by each of Liggett, Maple and Vector Tobacco. Wells Fargo, Liggett, Maple, Vector Tobacco and the collateral agent for the holders of the 5.75% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit Liggett’s, Maple’s, Vector Tobacco’s and their subsidiaries’ ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Credit Agreement also requires the Company to comply with specified financial covenants, including that the earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, of the Tobacco segment shall not be less than $150,000 if the Tobacco segment’s excess availability, as defined under the Credit Agreement, is less than $30,000. The covenants also require that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. The borrowers were in compliance with these covenants as of December 31, 2022.
As of December 31, 2022, there was $22,035 in outstanding balance under the Credit Agreement. Availability, as determined under the Credit Agreement, was $57,488 based on eligible collateral at December 31, 2022.
Non-Cash Interest Expense — Vector:

	Year Ended December 31,
	2022	2021	2020

Amortization of debt discount, net	$439	$393	$5,628
Amortization of debt issuance costs	4,102	3,775	3,761
Gain on repurchase of 10.5% Senior Notes	(412)	—	—
Loss on extinguishment of 6.125% Senior Secured Notes	—	8,349	—
	$4,129	$12,517	$9,389
Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt was as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Secured Notes due 2029	$875,000	$758,993	$875,000	$849,459
10.5% Senior Notes due 2026	539,926	537,202	552,353	576,717
Liggett and other	22,072	22,072	120	124
Notes payable and long-term debt	$1,436,998	$1,318,267	$1,427,473	$1,426,300
Notes payable and long-term debt are recorded on the consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2022 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving credit facility is equal to the fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.
Scheduled Maturities:
Scheduled maturities of notes payable and long-term debt were as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2023	$22,065	$—	$22,065
2024	7	—	7
2025	—	—	—
2026	542,135	2,209	539,926
2027	—	—	—
Thereafter	875,000	—	875,000
Total	$1,439,207	$2,209	$1,436,998
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans. The Company sponsors four defined benefit pension plans (two qualified and two non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these four defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured at December 31, 2022 and 2021, respectively.
The Company also sponsors a Supplemental Retirement Plan (“SERP”) where the Company will pay supplemental retirement benefits to certain key employees, including certain executive officers of the Company. The plan meets the applicable requirements of Section 409A of the Internal Revenue Code and is intended to be unfunded for tax purposes. Payments under the SERP are made from the general assets of the Company. The SERP is a defined benefit plan. Under the SERP, the benefit payable to a participant at his normal retirement date is a lump sum amount which is the actuarial equivalent of a predetermined annual retirement benefit set by the Company’s Board of Directors. Normal retirement date is defined as the January 1 following the attainment by the participant of the latter of age 60 or the completion of eight years of employment following January 1, 2002 with the Company or a subsidiary.
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
At December 31, 2022, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2023 to 2026 – none; 2027 – $63,550 and 2028 to 2032 – $6,866. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans. The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all of the Company’s manufacturing employees as of December 31, 2022 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses approximately 57 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefits to approximately 76 active employees and 333 retirees who reach retirement age and are eligible to receive benefits under two of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at January 1	$(121,166)	$(125,842)	$(8,480)	$(9,101)
Service cost	(414)	(415)	—	—
Interest cost	(2,628)	(2,284)	(233)	(224)
Plan amendment	—	—	—	(48)
Benefits paid	5,993	6,452	975	471
Expenses paid	264	291	—	—
Actuarial gain	14,375	632	1,455	422
Benefit obligation at December 31	$(103,576)	$(121,166)	$(6,283)	$(8,480)
Change in plan assets:
Fair value of plan assets at January 1	$104,545	$102,812	$—	$—
Actual return on plan assets	(14,331)	8,373	—	—
Expenses paid	(264)	(291)	—	—
Contributions	101	103	975	471
Benefits paid	(5,993)	(6,452)	(975)	(471)
Fair value of plan assets at December 31	$84,058	$104,545	$—	$—
Unfunded status at December 31	$(19,518)	$(16,621)	$(6,283)	$(8,480)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$38,100	$44,585	$—	$—
Other accrued liabilities	(89)	(95)	(596)	(621)
Non-current employee benefit liabilities	(57,529)	(61,111)	(5,687)	(7,859)
Net amounts recognized	$(19,518)	$(16,621)	$(6,283)	$(8,480)

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Service cost — benefits earned during the period	$414	$415	$592	$—	$—	$—
Interest cost on projected benefit obligation	2,628	2,284	3,545	233	224	286
Expected return on assets	(3,530)	(3,458)	(3,869)	—	—	—
Prior service cost	—	—	—	8	4	4
Settlement loss	—	—	1,805	—	—	—
Amortization of net loss (gain)	1,636	1,835	1,836	(31)	86	11
Net expense	$1,148	$1,076	$3,909	$210	$314	$301

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2022, accumulated other comprehensive loss, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive loss as of January 1, 2022	$(20,817)	$(644)	$(21,461)
Amortization of prior service costs	—	8	8
Amortization of loss (gain)	1,636	(31)	1,605
Net (loss) gain arising during the year	(3,486)	1,455	(2,031)
Accumulated other comprehensive (loss) income as of December 31, 2022	$(22,667)	$788	$(21,879)
As of December 31, 2021, accumulated other comprehensive loss, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive loss as of January 1, 2021	$(28,199)	$(1,106)	$(29,305)
Amortization of prior service costs	—	4	4
Effect of settlement	—	(48)	(48)
Amortization of loss	1,835	86	1,921
Net gain arising during the year	5,547	420	5,967
Accumulated other comprehensive loss as of December 31, 2021	$(20,817)	$(644)	$(21,461)
As of December 31, 2022, our total accumulated benefit obligations, as well as our projected benefit obligations more than the fair value of the related plan assets, for defined benefit pension plans were as follows:

	December 31,
	2022	2021
Accumulated benefit obligation	$57,618	$61,206
Fair value of plan assets	$—	$—

	December 31,
	2022	2021
Projected benefit obligation	$57,618	$61,206
Fair value of plan assets	$—	$—
The information for other postretirement benefit plans with an accumulated postretirement benefit obligation more than plan assets has been disclosed in the Obligations table above because all the other postretirement benefit plans are unfunded or underfunded.
The assumptions used for the pension benefits and other postretirement benefits were:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted average assumptions:
Discount rates — benefit obligation	4.90% - 5.30%	1.80% - 2.70%	1.40% - 2.30%	5.40%	2.85%	2.55%
Discount rates — service cost	1.80% - 2.70%	1.40% - 2.30%	2.55% - 3.10%	2.85%	2.55%	3.30%
Assumed rates of return on invested assets	3.50%	3.50%	4.00%	N/A	N/A	N/A
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%
Discount rates were determined by a quantitative analysis examining the prevailing prices of high quality bonds to determine an appropriate discount rate for measuring obligations. The aforementioned analyses analyze the cash flow from each of the Company’s four benefit plans as well as a separate analysis of the cash flows from the postretirement medical and life insurance plans sponsored by Liggett. The aforementioned analyses then construct a hypothetical bond portfolio whose cash

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
flow from coupons and maturities match the year-by-year, projected benefit cash flow from the respective pension or retiree health plans. The Company uses the lower discount rate derived from the two independent analyses in the computation of the benefit obligation and service cost for each respective retirement liability.
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 4.83%, 7.74% and 6.91% for the years ended December 31, 2022, 2021 and 2020, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 2.42%, 7.86% and 7.51% for the years ended December 31, 2022, 2021 and 2020, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to assumed returns. These gains and losses are amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2022, Liggett used a 12.57-year period for its Hourly Plan and a 11.34-year period for its Salaried Plan to amortize pension fund gains and losses on a straight-line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future periods.
Plan assets are invested employing multiple investment management firms. Managers within each asset class cover a range of investment styles and focus primarily on issue selection to add value. Risk is controlled through a diversification among asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Investment managers are monitored to evaluate performance against these benchmark indices and targets.
Allowable investment types include equity, investment grade fixed income and short term investments. The equity fund is comprised of a Large Cap Index fund and a Mid Cap Index fund, both of which are U.S. based. The investment grade fixed income fund includes two managed funds investing in fixed income securities issued or guaranteed by the U.S. government, or by its respective agencies, mortgage backed securities, including collateralized mortgage obligations, and corporate debt obligations. The Company generally utilizes its short-term investments, including interest-bearing cash, to pay benefits and to deploy in special situations.
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 35% equity investments and 65% investment grade fixed income, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
Vector’s defined benefit retirement plan allocations by asset category, were as follows:

	Plan Assets at December 31,
	2022	2021
Asset category:
Equity securities	34%	38%
Investment grade fixed income securities	66%	62%
High yield fixed income securities	—%	—%
Total	100%	100%

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures were as follows:

	Fair Value Measurements as of December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,679	$—	$1,679	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	85	85	—	—
Common collective trusts at NAV (1)	82,294	—	—	—
Total	$84,058	$85	$1,679	$—
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
The fair value of investment included in Level 1 is based on quoted market prices from various stock exchanges. The Level 2 investments are based on quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets in markets that are not active.
For 2022 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.06% and 8.01% between 2023 and 2030 and 4.5% thereafter. For 2021 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 4.21% and 7.19% between 2022 and 2029 and 4.5% thereafter.
To comply with ERISA’s minimum funding requirements, the Company does not currently anticipate that it will be required to make any contributions to the pension plan year beginning on January 1, 2023 and ending on December 31, 2023. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments were as follows:

	Pension	Postretirement Medical
2023	$5,902	$596
2024	5,576	598
2025	5,223	585
2026	4,891	564
2027	68,108	547
2028 - 2032	24,994	2,398

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,590, $1,473 and $1,465 for the years ended December 31, 2022, 2021 and 2020, respectively.

13.    INCOME TAXES
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. Federal	$35,733	$33,398	$30,583
State	10,902	14,945	12,910
	46,635	48,343	43,493
Deferred:
U.S. Federal	11,079	11,399	7,343
State	4,147	3,065	3,285
	15,226	14,464	10,628
Total	$61,861	$62,807	$54,121
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Employee benefit accruals	$7,471	$7,828
Impairment of investments	12,342	12,337
Impact of timing of settlement payments	9,054	10,854
Various U.S. federal and state tax loss carryforwards	1,828	2,378
Operating lease liabilities	2,328	3,277
Current expected credit losses	4,111	4,111
Other	3,000	3,910
	40,134	44,695
Less: Valuation allowance	(550)	(348)
Net deferred tax assets	$39,584	$44,347

Deferred tax liabilities:
Basis differences on non-consolidated entities	$(39,884)	$(24,441)
Basis differences on fixed and intangible assets	(34,794)	(35,154)
Basis differences on inventory	(11,165)	(10,808)
Basis differences on long-term investments	(2,777)	(4,383)
Basis differences on available for sale securities	—	(1,490)
Operating lease right of use assets	(1,998)	(2,839)
	$(90,618)	$(79,115)

Net deferred tax liabilities	$(51,034)	$(34,768)
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. Standalone subsidiaries had tax-effected federal and state and local net operating loss (“NOL”) carryforwards of $1,828 and $2,378 at December 31, 2022 and 2021, respectively, expiring through tax year 2027. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax assets will not be realized. The Company had valuation allowances of $550 and $348 at December 31, 2022 and 2021, respectively. The valuation allowances at December 31, 2022 and 2021 primarily related to state net operating loss carryforwards of standalone subsidiaries.
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
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
Income before provision for income taxes	$220,562	$209,961	$181,043
Federal income tax expense at statutory rate	46,318	44,092	38,018
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	10,585	13,946	12,974
Non-deductible expenses	3,511	6,205	2,859
Excess tax benefits on stock-based compensation	(285)	(561)	(206)
Changes in valuation allowance, net of equity and tax audit adjustments	202	(504)	(440)
Other	1,530	(371)	916
Income tax expense	$61,861	$62,807	$54,121
The Company’s income tax expense is principally attributable to the Company’s federal and state income taxes based on the Company’s earnings. The non-deductible expenses presented in the table above largely relate to the Company’s non-deductible executive compensation and Distribution expenses. The federal and state NOLs and valuation allowance are decreased by the Distribution entity and NOLs expiration.
The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2020	$1,647
Additions based on tax positions related to prior years	458
Settlements	(402)
Expirations of the statute of limitations	(50)
Balance at December 31, 2020	1,653
Additions based on tax positions related to prior years	1,640
Settlements	(1,065)
Expirations of the statute of limitations	(19)
Balance at December 31, 2021	2,209
Additions based on tax positions related to prior years	1,409
Settlements	—
Expirations of the statute of limitations	(351)
Balance at December 31, 2022	$3,267
In the event the unrecognized tax benefits of $3,267 at December 31, 2022 were recognized, such recognition would impact the effective tax rate. The Company classifies all tax-related interest and penalties as income tax expense.
It is reasonably possible the Company may recognize up to approximately $39 of unrecognized tax benefits over the next 12 months, primarily pertaining to expiring statutes of limitations on prior state and local income tax return positions.
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations. The Company, from time to time, receives notices related to audits and adjustments related to its partnerships.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.    STOCK COMPENSATION
The Company granted equity compensation under its Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) until the 1999 Plan expired on December 31, 2013. On May 16, 2014, the Company’s stockholders approved the 2014 Management Incentive Plan (the “2014 Plan”). The 2014 Plan replaced the 1999 Plan. Like the 1999 Plan, the 2014 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2014 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2014 Plan are 5,262,538 shares. The Company may satisfy its obligations under any award granted under the 2014 Plan by issuing new shares. Awards previously granted under the 1999 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized compensation expense of $339, $849 and $1,428 related to stock options in the years ended December 31, 2022, 2021 and 2020, respectively.
All awards have a contractual term of ten years and awards vest over a period of four years. The fair value of option grants is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding on January 1, 2020	4,443,346	$14.80	5.0	$4,427
Exercised	(620,527)	$11.14
Outstanding on December 31, 2020	3,822,819	$15.40	4.6	$487
Exercised	—	$—
Outstanding on December 31, 2021	3,822,819	$15.40	3.6	$238
Exercised	—	$—
Outstanding on December 31, 2022	3,822,819	$15.40	2.6	$794
Options exercisable at:
December 31, 2020	2,540,150
December 31, 2021	2,988,727
December 31, 2022	3,415,944
_____________________________
(1)The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($11.86, $11.48 and $11.65 at December 31, 2022, 2021 and 2020, respectively) exceeds the option exercise price.
Additional information relating to options outstanding at December 31, 2022 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2022			12/31/2022
$9.86	-	$11.83	1,462,190	1.8	$11.32	1,055,315	0.2	$11.47	$—
$11.83	-	$13.80	—	—	$—	—	—	$—	—
$13.80	-	$15.77	519,278	1.4	$14.68	519,278	1.4	$14.68	—
$15.77	-	$17.74	—	—	$—	—	—	$—	—
$17.74	-	$19.71	1,841,351	3.6	$18.84	1,841,351	3.6	$18.84	—
			3,822,819	2.6	$15.40	3,415,944	2.2	$15.93	$794
As of December 31, 2022, there was $41 of total unrecognized compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted-average period of approximately 0.16 years at December 31, 2022.
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
Restricted Stock Awards. In 2022, the Company granted 770,000 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of four years and the Company will recognize $8,547 of expense over the vesting period. The Company recognized expense of $1,810 for the year ended December 31, 2022.
In 2022, the Company granted an award of 300,000 shares of its common stock pursuant to its 2014 Plan subject to service and performance-based vesting (and continued employment) over a period of four-years. The Company will recognize $3,330 of expense over the vesting period. The Company recognized expense of $705 for the year ended December 31, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In 2022, the Company granted 45,000 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of two years and the Company will recognize $505 of expense over the vesting period. The Company recognized expense of $14 for the year ended December 31, 2022.
In 2021, the Company granted 623,500 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of four years and the Company will recognize $8,919 of expense over the vesting period. The Company recognized expense of $1,492 and $4,245 for the years ended December 31, 2022 and 2021, respectively.
In 2021, the Company granted an award of 250,000 shares of its common stock pursuant to its 2014 Plan subject to service and performance-based vesting (and continued employment) over a period of four-years. The Company will recognize $3,578 of expense over the vesting period. The Company recognized expense of $596 and $1,699 for the years ended December 31, 2022 and 2021, respectively.
In 2020, the Company granted 425,000 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of four years and the Company will recognize $5,041 of expense over the vesting period. The Company recognized expense of $839, $2,271 and $747 for the years ended December 31, 2022, 2021 and 2020, respectively.
In 2019, the Company granted 63,000 restricted shares of the Company’s common stock pursuant to the 2014 Plan. The shares vest over a period of three years and the Company will recognize $564 of expense over the vesting period. The Company recognized expense of $43, $209 and $188 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company recognized expense of $2,010, $5,525, and $7,022 for the years ended December 31, 2022, 2021 and 2020, respectively, related to performance based restricted stock awards granted in 2014 and 2015.
As of December 31, 2022, there was $15,501 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.39 years.
As of December 31, 2021, there was $10,627 of total unrecognized compensation costs related to unvested restricted stock awards.
The Company’s accounting policy is to treat dividends paid on unvested restricted stock as a reduction to additional paid-in capital on the Company’s consolidated balance sheets.
Included in the stock compensation costs for the year ended December 31, 2021, were expenses of $4,317 associated with the acceleration of stock compensation in connection with the Company’s Distribution of Douglas Elliman.

15.     CONTINGENCIES
Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2022, 2021 and 2020, Liggett incurred tobacco product liability legal expenses and costs totaling $8,031, $6,256, and $6,476, respectively. Legal defense costs are expensed as incurred.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of December 31, 2022, other than the bond regarding the Mississippi litigation (described below), there are no other litigation bonds posted.
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
Although Liggett has generally been successful in managing the litigation filed against it, litigation is subject to uncertainty and significant challenges remain. There can be no assurances that Liggett’s past litigation experience will be representative of future results. Judgments have been entered against Liggett in the past, in Individual Actions and Engle progeny cases, and several of those judgments were affirmed on appeal and satisfied by Liggett. It is possible that the consolidated financial position, results of operations and cash flows of the Company could be materially adversely affected by an unfavorable outcome or settlement of any of the remaining smoking-related litigation. Liggett believes, and has been so advised by counsel, that it has valid defenses to the litigation pending against it. All such cases are and will continue to be vigorously defended. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so, and it may continue to do so in the future. As cases proceed through the appellate process, the Company will consider accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated.
Individual Actions
As of December 31, 2022, there were 53 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Florida	24
Illinois	12
Hawaii	6
Nevada	4
New Mexico	3
Louisiana	2
Massachusetts	1
South Carolina	1
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of December 31, 2022, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett faces the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 15, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case, except as discussed herein and, in most of the remaining cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages.
Engle Progeny Settlements.
In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of $110,000, with $61,600 paid in an initial lump sum and the balance to be paid in installments over 14 years starting in February 2015. The Company’s future payments will be approximately $3,700 per annum through 2028, including an annual cost of living increase that began in 2021. In exchange, the claims of these plaintiffs were dismissed with prejudice against the Company and Liggett.
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 210 Engle progeny cases for approximately $8,240 in the aggregate.
As of December 31, 2022, 21 Engle progeny cases remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of December 31, 2022, Liggett paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett Only Cases
There are currently two cases where Liggett is the sole defendant: Cowart is an Individual Action and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of December 31, 2022, there was one Engle progeny case (Stein) and ten Individual Actions (Bennett, Camacho, Geist, Grace, Lopez, H., Martinez, McMakin, Mier, Roach and Tully) scheduled for trial through December 31, 2023, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
In December 2022, the Mayor and City Council of Baltimore sued Liggett and others, claiming, among other things, that defendants’ failure to use biodegradable filters on their cigarette products resulted in littering by smokers of the city’s streets, sidewalks, beaches, parks, lawns and waterways, which in turn resulted in contamination of the soil and water, increased costs of clean-up and disposal of this litter, as well as the reduction of property values and tourism to the city. Plaintiffs seek compensatory damages, punitive damages, penalties, fines, disgorgement of profits and equitable relief.
Class Actions
As of December 31, 2022, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of December 31, 2022, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
The claims asserted in health care cost recovery actions vary, but can include the equitable claim of indemnity, common law claims of negligence, strict liability, breach of express and implied warranty, breach of special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, claims under state and federal statutes governing consumer fraud, antitrust, deceptive trade practices and false advertising, and claims under RICO. Although no specific damage amounts are typically pleaded, it is possible that requested damages might be in billions of dollars. In these cases, plaintiffs have asserted equitable

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims that the tobacco industry was “unjustly enriched” by their payment of health care costs allegedly attributable to smoking and seek reimbursement of those costs. Relief sought by some, but not all, plaintiffs include punitive damages, multiple damages and other statutory damages and penalties, injunctions prohibiting alleged marketing and sales to minors, disclosure of research, disgorgement of profits, funding of anti-smoking programs, additional disclosure of nicotine yields, and payment of attorney and expert witness fees.
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
As a result of the MSA, the Settling States released Liggett and Vector Tobacco from:
•all claims of the Settling States and their respective political subdivisions and other recipients of state health care funds, relating to: (i) past conduct arising out of the use, sale, distribution, manufacture, development, advertising and marketing of tobacco products; (ii) the health effects of the exposure to, or research, statements or warnings about, tobacco products; and
•all monetary claims of the Settling States and their respective subdivisions and other recipients of state health care funds relating to future conduct arising out of the use of, or exposure to, tobacco products that have been manufactured in the ordinary course of business.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.4% of the total cigarettes sold in the United States in 2022. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 29, 2022, Liggett and Vector Tobacco pre-paid $268,250 of their approximate $283,000 2022 MSA obligation, the balance of which will be paid in April 2023, subject to applicable disputes or adjustments.
Certain MSA Disputes
NPM Adjustment. Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for 2003 - 2021. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2021, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
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
The 2004 NPM Adjustment arbitration commenced in 2016, with the arbitration panel eventually finding three states liable for the NPM Adjustment. Two of these states have since filed motions in applicable state courts and with the arbitration panels challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM Adjustment. The parties have selected an arbitration panel to address the NPM Adjustments for 2005 - 2007 and are engaged in discovery, with individual state hearings scheduled to start in March 2023.
As a result of the settlements described above, Liggett and Vector Tobacco reduced cost of sales for the year ended December 31, 2022 by $12,278, for an aggregate reduction in costs of sales for years 2013 - 2021 of $74,550. Liggett and Vector Tobacco may be entitled to further adjustments. As of December 31, 2022, Liggett and Vector Tobacco had accrued approximately $11,100 related to the disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years. As of December 31, 2022, there remains approximately $48,500 in the disputed payments account relating to Liggett and Vector Tobacco’s 2011 - 2021 NPM Adjustment disputes with the non-settling states. If Liggett and Vector Tobacco lose the disputes for all or any of those years, pursuant to the MSA, no interest would be due on the amounts paid into the disputed payment account.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. In November 2022, Minnesota advised Liggett that the settlement agreement had terminated pursuant to its terms and that statutory fee-in-lieu of settlement payments will be collected from wholesalers distributing Liggett’s products in Minnesota. Further, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed Liggett had failed to make payments under the respective settlement agreements with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of 21 years, starting in March 2011, with the payments in 2022 through the duration of the agreement subject to an inflation adjustment.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a bond of $24,000 in June 2022. Briefing on the appeal is underway.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2022 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2020	$34,116	$4,249	$38,365	$17,275	$20,594	$37,869
Expenses	175,538	312	175,850	—	—	—
NPM Settlement adjustment	299	—	299	—	—	—
Change in MSA obligations capitalized as inventory	182	—	182	—	—	—
Payments	(170,513)	(4,334)	(174,847)	(197)	—	(197)
Reclassification to/(from) non-current liabilities	(855)	3,252	2,397	855	(3,252)	(2,397)
Interest on withholding	—	488	488	—	1,926	1,926
Balance as of December 31, 2020	38,767	3,967	42,734	17,933	19,268	37,201
Expenses	173,786	211	173,997	—	—	—
NPM Settlement adjustment	—	—	—	—	—	—
Change in MSA obligations capitalized as inventory	(670)	—	(670)	—	—	—
Payments, net of credits received	(204,706)	(4,091)	(208,797)	—	—	—
Reclassification to/(from) non-current liabilities	4,709	3,351	8,060	(4,709)	(3,351)	(8,060)
Interest on withholding	—	480	480	—	1,763	1,763
Balance as of December 31, 2021	11,886	3,918	15,804	13,224	17,680	30,904
Expenses	278,327	239	278,566	—	—	—
NPM Settlement adjustment	(15)	—	(15)	(2,108)	—	(2,108)
Change in MSA obligations capitalized as inventory	2,634	—	2,634	—	—	—
Payments, net of credits received	(277,994)	(7,948)	(285,942)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,566	3,566	—	(3,566)	(3,566)
Interest on withholding	—	521	521	—	2,003	2,003
Balance as of December 31, 2022	$14,838	$296	$15,134	$11,116	$16,117	$27,233
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for:
Interest, including interest related to finance leases	$112,759	$111,759	$118,807
Income taxes, net	42,426	92,698	41,372

17.    RELATED PARTY TRANSACTIONS
Consulting services. Beginning in April 2020, a director of the Company, who served as President and Chief Executive Officer of Liggett Group and Liggett Vector Brands until March 2020, has served as Non-Executive Chairman of the Board of Managers of Liggett Vector Brands and as a Senior Advisor to Liggett. In addition to fees earned as a director of the Company, he has received $720, $720 and $540 under the agreement for the years ended December 31, 2022, 2021 and 2020.
Douglas Elliman Inc. On December 29, 2021, the Company completed the Distribution of Douglas Elliman, which included the real estate services and PropTech investment business formerly owned by the Company through its subsidiary, New Valley.
Vector Group and Douglas Elliman entered into the Distribution Agreement and the Transition Services Agreement with respect to transition services and several ongoing commercial relationships. Under the Transition Services Agreement, Douglas Elliman paid the Company $4,200 in 2022. The Company and Douglas Elliman also entered into two Aircraft Lease Agreements for the right to lease on a flight-by-flight basis certain aircraft owned by subsidiaries of the Company. Under the agreement, Douglas Elliman paid the Company $2,418 in 2022. The Company has agreed to indemnify Douglas Elliman for certain tax matters under the Tax Disaffiliation Agreement. The Company paid Douglas Elliman $589 in 2022 and recorded Other expense in its consolidated statements of operations for the year ended December 31, 2022 related to the tax indemnifications.
As of December 31, 2022 and December 31, 2021, the Company’s indemnification obligation of the contingent liability related to Douglas Elliman was valued at $0 and $2,646, respectively.
Following the Distribution, there is an overlap between certain officers of Vector Group and Douglas Elliman. The President and Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer and Treasurer, and the General Counsel and Secretary of Vector Group serve in the same role at Douglas Elliman. Furthermore, three of the members of Vector Group’s Board of Directors also serve as directors of Douglas Elliman.
Douglas Elliman Realty LLC has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $1,709, $8,956 and $10,783 from these projects for the years ended December 31, 2022, 2021 and 2020, respectively.
A son of the Company’s President and Chief Executive Officer is an associate broker with Douglas Elliman and he received commissions and other payments of $925 and $870, respectively, in accordance with brokerage activities in 2021 and 2020, respectively.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $257, $241 and $265 in 2022, 2021 and 2020, respectively, on various insurance policies issued for the Company and its subsidiaries.
Other. In September 2012, the Company entered into an office lease with an entity affiliated with Dr. Phillip Frost, who beneficially owns more than 5% of the Company’s common stock. The lease is for space in an office building in Miami, Florida and will expire on April 30, 2028, as amended in February 2023. The amended lease provides for payments of $41 per month increasing to $48 per month. The Company recorded rental expense of $458 for the three years ended December 31, 2022, 2021 and 2020, associated with the lease.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the merger, the Company and LTS were parties to a management agreement and LTS paid the Company $103 under the agreement for 2020; this amount was recorded as equity income. At the closing of the transaction, the Company’s management agreement with LTS was terminated.

18.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2022
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$155,411	$155,411	$—	$—

Commercial paper (1)	54,526	—	54,526	—

Money market funds securing legal bonds (2)	24,000	24,000	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	12,724	12,724	—	—
Mutual funds invested in debt securities	22,069	22,069	—	—
Total equity securities at fair value	34,793	34,793	—	—
Debt securities available for sale
U.S. government securities	779	—	779	—
Corporate securities	53,814	—	53,814	—
U.S. government and federal agency	27,050	—	27,050	—
Total debt securities available for sale	81,643	—	81,643	—

Total investment securities at fair value	116,436	34,793	81,643	—

Long-term investments
Long-term investment securities at fair value (3)	28,919	—	—	—
Total	$379,292	$214,204	$136,169	$—

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of December 31, 2021
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$130,583	$130,583	$—	$—

Commercial paper (1)	24,426	—	24,426	—

Certificates of deposit (2)	110	—	110	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	19,560	19,560	—	—
Mutual funds invested in debt securities	23,221	23,221	—	—
Total equity securities at fair value	42,781	42,781	—	—
Debt securities available for sale
U.S. government securities	6,481	—	6,481	—
Corporate securities	47,531	—	47,531	—
U.S. government and federal agency	19,572	—	19,572	—
Commercial paper	29,103	—	29,103	—
International fixed-income securities	1,219	—	1,219	—
Total debt securities available for sale	103,906	—	103,906	—

Total investment securities at fair value	146,687	42,781	103,906	—

Long-term investments
Long-term investment securities at fair value (3)	32,089	—	—	—
Total	$333,895	$173,364	$128,442	$—

Liabilities:

Fair value of contingent liability	$2,646	$—	$—	$2,646
Total	$2,646	$—	$—	$2,646
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2022 and 2021, respectively, except for investments in real estate ventures that were impaired as of December 31, 2021.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Year Ended December 31, 2022		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$490	$—	$—	$—	$—
The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decline in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $490 of impairment charges were included in equity in losses from real estate ventures for the year ended December 31, 2022.

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
Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2022, 2021 and 2020 was as follows:

			Real		Corporate
	Tobacco		Estate		and Other		Total

2022
Revenues	$1,425,125		$15,884		$—		$1,441,009
Operating income (loss)	347,044	(1)	8,016		(16,050)		339,010
Equity in losses from real estate ventures	—		(5,946)		—		(5,946)
Identifiable assets	343,874		137,747	(4)	426,970	(7)	908,591
Depreciation and amortization	5,901		66		1,251		7,218
Capital expenditures	9,872		1		84		9,957

2021
Revenues	$1,202,497		$18,203		$—		$1,220,700
Operating income (loss)	360,317	(2)	4,066		(43,944)	(5)	320,439
Equity in earnings from real estate ventures	—		10,250		—		10,250
Identifiable assets of continuing operations	302,051		128,256	(4)	440,780	(7)	871,087
Depreciation and amortization	6,525		249		1,042		7,816
Capital expenditures	5,827		3		3,570		9,400

2020
Revenues	$1,204,501		$24,181		$—		$1,228,682
Operating income (loss)	319,536	(3)	(610)		(24,498)	(6)	294,428
Equity in losses from real estate ventures			(44,728)				(44,728)
Identifiable assets of continuing operations	357,518		103,523	(4)	428,386	(7)	889,427
Depreciation and amortization	7,877		337		878		9,092
Capital expenditures	4,491		100		8,346		12,937
_____________________________
(1)Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales) and $239 of litigation settlement and judgment expense.
(2)Includes $2,722 received from a litigation settlement associated with the MSA expense (which reduced cost of sales) and $211 of litigation settlement and judgment expense.
(3)Includes $337 of litigation settlement and judgment expense and $299 of expense from MSA settlement.
(4)Includes real estate investments accounted for under the equity method of accounting of $121,117, $105,062 and $85,400 as of December 31, 2022, 2021 and 2020, respectively.
(5)Includes transaction expenses of $10,468 and accelerated stock compensation of $4,317 related to the Distribution of Douglas Elliman; and $910 of gain on sale of assets.
(6)Includes $2,283 of gain on sale of assets.
(7)Includes cash of $213,988, investment securities of $116,436 and long-term investments of $44,959 as of December 31, 2022; cash of $167,383, investment securities of $146,687, and long-term investments of $53,073 as of December 31, 2021 and cash of $211,729, investment securities of $135,585, and long-term investments of $52,291 as of December 31, 2020.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    QUARTERLY FINANCIAL RESULTS (UNAUDITED)
Unaudited quarterly data for the years ended December 31, 2022 and 2021 are as follows:

	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Revenues	$363,770	$377,995	$387,202	$312,042
Gross Profit	116,188	110,972	115,964	99,227
Operating income	89,272	83,901	90,711	75,126
Net income from continuing operations	48,150	38,856	39,153	32,542
Net income applicable to common shares attributed to Vector Group Ltd.	$48,150	$38,856	$39,153	$32,542
Per basic common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.30	$0.25	$0.25	$0.21
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	—	—	—	—
Net income applicable to common shares attributed to Vector Group Ltd.	$0.30	$0.25	$0.25	$0.21
Per diluted common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.30	$0.25	$0.25	$0.21
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	—	—	—	—
Net income applicable to common shares attributed to Vector Group Ltd.	$0.30	$0.25	$0.25	$0.21

	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Revenues	$313,673	$298,485	$337,554	$270,988
Gross Profit	110,373	111,041	125,148	104,596
Operating income	68,556	82,015	93,893	75,975
Net income from continuing operations	30,711	29,912	64,981	21,550
Net income from discontinued operations	14,531	18,857	28,324	10,407
Net income applicable to common shares attributed to Vector Group Ltd.	$45,312	$48,889	$93,305	$31,957
Per basic common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.20	$0.19	$0.41	$0.14
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.09	0.12	0.19	0.06
Net income applicable to common shares attributed to Vector Group Ltd.	$0.29	$0.31	$0.60	$0.20
Per diluted common share:
Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$0.20	$0.19	$0.41	$0.14
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	0.09	0.12	0.19	0.06
Net income applicable to common shares attributed to Vector Group Ltd.	$0.29	$0.31	$0.60	$0.20
It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations because each amount is calculated independently.

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2022
Allowances for:
Cash discounts	$326	$33,748	$33,236	$838
Deferred tax valuation allowance	348	202	—	550
Sales returns	6,669	3,422	2,565	7,526
Total	$7,343	$37,372	$35,801	$8,914
Year Ended December 31, 2021
Allowances for:
Cash discounts	$334	$28,663	$28,671	$326
Deferred tax valuation allowance	852	—	504	348
Sales returns	7,356	2,439	3,126	6,669
Total	$8,542	$31,102	$32,301	$7,343
Year Ended December 31, 2020
Allowances for:
Cash discounts	$319	$28,046	$28,031	$334
Deferred tax valuation allowance	1,292	—	440	852
Sales returns	7,785	2,617	3,046	7,356
Total	$9,396	$30,663	$31,517	$8,542