Form 10-Q
period 2023-03-31
VECTOR GROUP LTD
filed 2023-05-09
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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
☐ Yes ☒ No
    At May 5, 2023, Vector Group Ltd. had 155,976,547 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$281,868	$224,580
Investment securities at fair value	107,035	116,436
Accounts receivable - trade, net	30,500	40,677
Inventories	100,675	92,448
Income taxes receivable, net	—	8,454
Other current assets	10,396	9,770
Total current assets	530,474	492,365
Property, plant and equipment, net	43,924	39,580
Long-term investments (includes $29,177 and $28,919 at fair value)	45,059	44,959
Investments in real estate ventures	123,355	121,117
Operating lease right-of-use assets	9,064	7,742
Intangible assets	107,511	107,511
Other assets	96,551	95,317
Total assets	$955,938	$908,591
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$30	$22,065
Current payments due under the Master Settlement Agreement	83,695	14,838
Income taxes payable, net	2,805	—
Current operating lease liability	3,666	3,551
Other current liabilities	139,057	135,170
Total current liabilities	229,253	175,624
Notes payable, long-term debt and other obligations, less current portion	1,384,834	1,390,261
Non-current employee benefits	63,980	63,216
Deferred income taxes, net	50,998	51,034
Non-current operating lease liability	6,580	5,469
Payments due under the Master Settlement Agreement	9,170	11,116
Other liabilities	16,895	19,748
Total liabilities	1,761,710	1,716,468
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 155,976,547 and 154,840,902 shares issued and outstanding	15,598	15,484
Additional paid-in capital	3,897	5,092
Accumulated deficit	(809,403)	(812,380)
Accumulated other comprehensive loss	(15,864)	(16,073)
Total Vector Group Ltd. stockholders' deficiency	(805,772)	(807,877)
Total liabilities and stockholders' deficiency	$955,938	$908,591

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Tobacco*	$334,145	$309,048
Real estate	—	2,994
Total revenues	334,145	312,042

Expenses:
Cost of sales:
Tobacco*	232,286	211,537
Real estate	—	1,278
Total cost of sales	232,286	212,815

Operating, selling, administrative and general expenses	27,292	24,029
Litigation settlement and judgment expense	270	72
Operating income	74,297	75,126

Other income (expenses):
Interest expense	(27,474)	(25,098)
Loss on extinguishment of debt	(141)	—
Equity in losses from investments	(159)	(2,242)
Equity in losses from real estate ventures	(1,893)	(1,877)
Other, net	3,620	(1,145)
Income before provision for income taxes	48,250	44,764
Income tax expense	13,509	12,222
Net income	$34,741	$32,542

Per basic common share:

Net income applicable to common shares	$0.22	$0.21

Per diluted common share:

Net income applicable to common shares	$0.22	$0.21

* Revenues and cost of sales include federal excise taxes of $117,818 and $116,079 for the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2023	2022

Net income	$34,741	$32,542

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized losses	(189)	(1,222)
Net unrealized losses reclassified into net income	224	1,165
Net unrealized gains (losses) on investment securities available for sale	35	(57)

Net change in pension-related amounts:
Amortization of loss	246	404
Net change in pension-related amounts	246	404

Other comprehensive income	281	347

Income tax effect on:
Change in net unrealized losses on investment securities	49	316
Net unrealized losses reclassified into net income on investment securities	(58)	(301)
Pension-related amounts	(63)	(105)
Income tax provision on other comprehensive income	(72)	(90)

Other comprehensive income, net of tax	209	257

Comprehensive income	$34,950	$32,799

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	154,840,902	$15,484	$5,092	$(812,380)	$(16,073)	$(807,877)
Net income	—	—	—	34,741	—	34,741
Total other comprehensive income	—	—	—	—	209	209
Dividends on common stock ($0.20 per share)	—	—	—	(31,764)	—	(31,764)
Restricted stock grants	1,290,000	129	(129)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(197,421)	(20)	(2,639)	—	—	(2,659)
Withholding of shares as payment of payroll tax liabilities in connection with exercise of stock options	(1,012,249)	(101)	(12,532)	—	—	(12,633)
Exercise of stock options	1,055,315	106	11,999	—	—	12,105
Stock-based compensation	—	—	2,106	—	—	2,106
Balance as of March 31, 2023	155,976,547	$15,598	$3,897	$(809,403)	$(15,864)	$(805,772)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2022	153,959,427	$15,396	$11,172	$(852,398)	$(15,723)	$(841,553)
Net income	—	—	—	32,542	—	32,542
Total other comprehensive income	—	—	—	—	257	257
Dividends on common stock ($0.20 per share)	—	—	—	(31,767)	—	(31,767)
Restricted stock grant	1,070,000	107	(107)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(91,250)	(9)	(1,029)	—	—	(1,038)
Stock-based compensation	—	—	2,147	—	—	2,147
Other	—	—	—	(1,240)	—	(1,240)
Balance as of March 31, 2022	154,938,177	$15,494	$12,183	$(852,863)	$(15,466)	$(840,652)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$34,741	$32,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,692	1,850
Non-cash stock-based expense	2,106	2,147
Loss on extinguishment of debt	141	—
Deferred income taxes	(62)	3,461
Distributions from investments	—	202
Equity in earnings from investments	159	2,242
Net losses on investment securities	6	3,039
Equity in losses from real estate ventures	1,893	1,877
Distributions from real estate ventures	70	733
Non-cash interest expense	746	1,266
Non-cash lease expense	835	838
Changes in assets and liabilities:
Receivables	10,105	(14,209)
Inventories	(8,227)	(3,376)
Accounts payable and accrued liabilities	141	(9,224)
Payments due under the Master Settlement Agreement	66,911	54,597
Other assets and liabilities, net	9,525	(3,189)
Net cash provided by operating activities	$120,782	$74,796

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from investing activities:
Sale of investment securities	$9,455	$16,933
Maturities of investment securities	18,459	21,105
Purchase of investment securities	(18,389)	(27,231)
Purchase of long-term investments	—	(1,000)
Investments in real estate ventures	(2,920)	(8,488)
Distributions from investments in real estate ventures	—	3,310
Increase in cash surrender value of life insurance policies	(272)	(765)
Increase in restricted assets	(3)	—
Capital expenditures	(5,983)	(1,222)
Paydowns of investment securities	33	63
Net cash provided by investing activities	380	2,705
Cash flows from financing activities:
Repurchase and repayments of debt	(6,700)	(11)
Borrowings under revolving credit facility	87,294	67,298
Repayments on revolving credit facility	(109,329)	(67,298)
Dividends on common stock	(31,680)	(31,658)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(3,188)	—
Other	—	(938)
Net cash used in financing activities	(63,603)	(32,607)
Net increase in cash, cash equivalents and restricted cash	57,559	44,894
Cash, cash equivalents and restricted cash, beginning of period	250,374	194,849
Cash, cash equivalents and restricted cash, end of period	$307,933	$239,743

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS applicable to common shares was as follows:

	Three Months Ended
	March 31,
	2023	2022
Net income	$34,741	$32,542
Income attributable to participating securities	(930)	(983)
Net income available to common stockholders	$33,811	$31,559

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2023	2022
Weighted-average shares for basic EPS	153,012,937	152,586,900
Incremental shares related to stock options and non-vested restricted stock	147,499	158,353
Weighted-average shares for diluted EPS	153,160,436	152,745,253

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The following non-vested restricted stock were outstanding during the three months ended March 31, 2023 and 2022 and were not included in the computation of diluted EPS because the impact of the per share expense associated with the stock options and the restricted stock was greater than the average market price of the common shares during the respective periods.

	Three Months Ended
	March 31,
	2023	2022
Weighted-average shares of non-vested restricted stock	366,667	—
Weighted-average expense per share	$12.90	$—

(d)Other, net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2023	2022
Interest and dividend income	$3,935	$450
Net losses recognized on investment securities	(6)	(3,039)
Net periodic benefit cost other than the service costs	(339)	(236)
Other income	30	1,680
Other, net	$3,620	$(1,145)

(e)Other Assets:

Other assets consisted of:

	March 31, 2023	December 31, 2022
Restricted assets	$26,178	$25,907
Prepaid pension costs	38,717	38,100
Other assets	31,656	31,310
Total other assets	$96,551	$95,317

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)Other Current Liabilities:

Other current liabilities consisted of:

	March 31, 2023	December 31, 2022
Accounts payable	$5,542	$6,351
Accrued promotional expenses	54,244	56,645
Accrued excise and payroll taxes payable, net	23,574	17,160
Accrued interest	31,812	30,451
Accrued salaries and benefits	3,263	9,614
Allowance for sales returns	9,084	7,526
Other current liabilities	11,538	7,423
Total other current liabilities	$139,057	$135,170
(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$281,868	$224,580
Restricted cash and cash equivalents included in other assets	26,065	25,794
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$307,933	$250,374
(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 and $1,050 under the Transition Services Agreement and $562 and $491 under the Aircraft Lease Agreement during the three months ended March 31, 2023 and 2022, respectively.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions from these projects of approximately $842 and $900 for the three months ended March 31, 2023 and 2022, respectively.
(i)New Accounting Pronouncements:

Accounting Standards Updates (“ASUs”) adopted in 2023:
In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU requires that an acquirer recognize and measure contract assets and contract liabilities in a business combination in accordance with Topic 606. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of this update did not have a material impact on the Company’s condensed consolidated financial statements.
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
Real Estate. Real Estate segment revenues are disaggregated in the table below. The Real Estate segment includes the Company’s investment in New Valley, investments in real estate ventures and, prior to April 2022, when Escena was sold, included investments in real estate. After the sale of Escena, the Company has no revenues from its real estate segment.

	Three Months Ended
	March 31,
	2023	2022
Real Estate Segment Revenues
Sales on facilities located on investments in real estate	$—	$2,969
Revenues from investments in real estate	—	25
Total real estate revenues	$—	$2,994

3.    INVENTORIES

Inventories consisted of:

	March 31, 2023	December 31, 2022
Leaf tobacco	$44,977	$39,893
Other raw materials	10,579	8,808
Work-in-process	1,131	798
Finished goods	67,406	64,865
Inventories at current cost	124,093	114,364
LIFO adjustments:
Leaf tobacco	(16,249)	(15,213)
Other raw materials	(1,220)	(1,220)
Work-in-process	(25)	(25)
Finished goods	(5,924)	(5,458)
Total LIFO adjustments	(23,418)	(21,916)
	$100,675	$92,448

All of the Company’s inventories at March 31, 2023 and December 31, 2022 are reported under the LIFO method.

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $23,280 and $23,084 at March 31, 2023 and December 31, 2022, respectively. Federal excise tax capitalized in inventory was $25,222 and $26,423 at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, Liggett had tobacco purchase commitments of approximately $7,305. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2025.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	March 31, 2023	December 31, 2022
Debt securities available for sale	$71,624	$81,643

Equity securities at fair value:
Marketable equity securities	12,973	12,724
Mutual funds invested in debt securities	22,438	22,069
Long-term investment securities at fair value (1)	29,177	28,919
Total equity securities at fair value	64,588	63,712

Total investment securities at fair value	136,212	145,355
Less:
Long-term investment securities at fair value (1)	29,177	28,919
Current investment securities at fair value	$107,035	$116,436

Long-term investment securities at fair value (1)	$29,177	$28,919
Equity-method investments	15,882	16,040
Total long-term investments	$45,059	$44,959

Equity securities at cost (2)
Other equity securities at cost	$2,755	$2,755
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

Net losses recognized on investment securities were as follows:

	Three Months Ended
	March 31,
	2023	2022
Net gains (losses) recognized on equity securities	$218	$(1,874)
Net losses recognized on debt securities available for sale	(180)	—
Impairment expense	(44)	(1,165)
Net losses recognized on investment securities	$(6)	$(3,039)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at March 31, 2023 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$71,580	$44	$—	$71,624

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of debt securities available for sale at March 31, 2023.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$788	$788	$—	$—
Corporate securities	30,593	18,003	12,590	—
U.S. mortgage-backed securities	26,235	13,260	12,975	—
U.S. treasury bills	14,008	14,008	—	—
Total debt securities available for sale by maturity dates	$71,624	$46,059	$25,565	$—

The components of debt securities available for sale at December 31, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$81,629	$14	$—	$81,643

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at March 31, 2023 and December 31, 2022, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended
	March 31,
	2023	2022
Gross realized gains on sales	$4	$1
Gross realized losses on sales	(184)	(1)
Net losses recognized on debt securities available for sale	$(180)	$—

Impairment expense	$(44)	$(1,165)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended
	March 31,
	2023	2022
Net gains (losses) recognized on equity securities	$218	$(1,874)
Less: Net gains recognized on equity securities sold	116	293
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$102	$(2,167)

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 9. Their fair values are based on quoted prices for identical assets in active markets or inputs that

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $514 related to long-term investment securities at fair value as of March 31, 2023.
The Company received no cash distributions for the three months ended March 31, 2023 and $202 of cash distributions for the three months ended March 31, 2022. The Company classified all cash distributions as investing cash inflows.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	March 31, 2023	December 31, 2022
Mutual fund and hedge funds	$15,882	$16,040

At March 31, 2023, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 6.45% to 38.51%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

Equity in losses from investments were:

	Three Months Ended
	March 31,
	2023	2022
Mutual fund and hedge funds	$(159)	$(2,242)

(d) Equity Securities Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities without readily determinable fair values that do not qualify for the NAV practical expedient consisted of investments in various limited liability companies at March 31, 2023 and December 31, 2022, respectively. The total carrying value of these investments was $2,755 as of March 31, 2023 and $2,755 as of December 31, 2022, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2023 and 2022, respectively.

5. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	March 31, 2023	December 31, 2022
Condominium and Mixed Use Development	4.1% - 77.8%	$98,140	$93,350
Apartment Buildings	15.0% - 50.0%	8,770	9,910
Hotels	0.4% - 49.0%	586	2,510
Commercial	1.6% - 49.0%	15,859	15,347
Investments in real estate ventures		$123,355	$121,117
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2023	2022
Condominium and Mixed Use Development	$2,862	$369
Apartment Buildings	58	—
Hotels	—	49
Commercial	—	8,070
Total contributions	$2,920	$8,488

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2023 and 2022. New Valley’s direct investment percentage for these ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2023	2022
Condominium and Mixed Use Development	$—	$900
Apartment Buildings	—	1,368
Commercial	70	218
Other	—	1,557
Total distributions	$70	$4,043

Of the distributions received by New Valley from its investment in real estate ventures, $70 and $733 were from distributions of earnings for the three months ended March 31, 2023 and 2022, respectively, and $3,310 were a return of capital for the three months ended March 31, 2022. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

Equity in Earnings (losses) from Real Estate Ventures:

New Valley recognized equity in losses from real estate ventures as follows:

	Three Months Ended
	March 31,
	2023	2022
Condominium and Mixed Use Development	$646	$(1,698)
Apartment Buildings	(1,199)	(309)
Hotels	(1,924)	(757)
Commercial	584	372
Other	—	515
Equity in losses from real estate ventures	$(1,893)	$(1,877)

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company recorded impairment expense of $1,202 for the three months ended March 31, 2023. The expense related to one hotel venture. As a result of the Company recording impairment charges on certain of its investments in real estate ventures, the impaired real estate venture was recorded at fair value as of the period when the impairment charge was recorded. The impaired real estate venture was measured at fair value on a nonrecurring basis as a result of recording an other-than-temporary impairment charge.

Investment in Real Estate Ventures Entered Into During the Three Months Ended March 31, 2023:

In January 2023, New Valley invested $700 for an approximate 27% interest in 353 6th LLC. The joint venture plans to develop a condominium complex. The venture is a variable interest entity (“VIE”); however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 353 6th LLC was $707 at March 31, 2023.

VIE Consideration:

The Company has determined that the entities in the real restate ventures were VIEs but New Valley was not the primary beneficiary. Therefore, New Valley’s investment in such real estate ventures has been accounted for under the equity method of accounting.

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

March 31, 2023
Condominium and Mixed Use Development	$98,140
Apartment Buildings	8,770
Hotels	586
Commercial	15,859
Total maximum exposure to loss	$123,355

New Valley capitalized $1,056 and $3,716 of interest costs into the carrying value of its ventures whose projects were currently under development for the three months ended March 31, 2023 and 2022, respectively.

Investments in Real Estate, net:

Escena. New Valley recorded operating income of $1,239 for the three months ended March 31, 2022 from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California. In April 2022, New Valley sold Escena.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	March 31, 2023	December 31, 2022
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $2,092 and $2,209	533,383	539,926
Liggett:
Revolving credit agreement	—	22,035
Equipment loans	30	37
Notes payable, long-term debt and other obligations	1,408,413	1,436,998
Less:
Debt issuance costs	(23,549)	(24,672)
Total notes payable, long-term debt and other obligations	1,384,864	1,412,326
Less:
Current maturities	(30)	(22,065)
Amount due after one year	$1,384,834	$1,390,261

5.75% Senior Secured Notes due 2029 — Vector:
As of March 31, 2023, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
10.5% Senior Notes due 2026 — Vector:
In March 2023, the Company repurchased in the market $6,660 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a loss of $141 associated with the repurchase. In April 2023, the Company repurchased in the market $1,692 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a loss of $40 associated with the repurchase. The 10.5% Senior Notes that were repurchased have been retired.
As of March 31, 2023, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
Revolving Credit Agreement — Liggett:
On May 8, 2023, Liggett, 100 Maple LLC (“Maple”) and Vector Tobacco entered into Amendment No. 5 to the Third Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as agent and lender. The existing credit agreement was amended to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) as the applicable reference rate and to reduce the unused line fee. Following the amendment, loans under the Credit Agreement will bear interest at a rate equal to, at the borrower’s option, (a) the base rate (which is the highest of (i) 0%, (ii) the federal funds rate plus 0.50%, (iii) the prime rate of Wells Fargo or (iv) Term SOFR for a one month interest period), (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%. The amendment also reduced the unused line fee applicable to the average undrawn commitments to 0.25%, regardless of the amount borrowed under the facility.
As of March 31, 2023, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $84,500 based on eligible collateral at March 31, 2023. As of March 31, 2023, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense — Vector:

	Three Months Ended
	March 31,
	2023	2022
Amortization of debt discount, net	$117	$105
Amortization of debt issuance costs	1,068	998
Loss on repurchase of 10.5% Senior Notes	108	—
	$1,293	$1,103

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
5.75% Senior Secured Notes due 2029	$875,000	$778,654	$875,000	$758,993
10.5% Senior Notes due 2026	533,383	537,408	539,926	537,202
Liggett and other	30	30	22,072	22,072
Notes payable and long-term debt	$1,408,413	$1,316,092	$1,436,998	$1,318,267

Notes payable and long-term debt are recorded on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 9 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2023 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the revolving Credit Agreement is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

7.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2023 and 2022, Liggett incurred tobacco product liability legal expenses and costs totaling $2,173 and $1,645, respectively. Legal defense costs are expensed as incurred.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of March 31, 2023, other than the bond regarding the Mississippi litigation (described below), there are no other litigation bonds posted.
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
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in this Note 7: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any.
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
Individual Actions
As of March 31, 2023, there were 56 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

State	Number of Cases
Massachusetts	16
Florida	14
Illinois	10
Hawaii	5
Nevada	4
New Mexico	3
Louisiana	2
South Carolina	1
California	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of March 31, 2023, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett faces the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 7, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case, except as discussed herein and, in most of the remaining cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Engle Progeny Settlements.
In October 2013, the Company and Liggett entered into a settlement with approximately 4,900 Engle progeny plaintiffs and their counsel. Pursuant to the terms of the settlement, Liggett agreed to pay a total of approximately $110,000, with $61,600 paid in an initial lump sum and the balance to be paid in installments over 14 years starting in February 2015. The Company’s future payments will be approximately $4,000 per annum through 2028, including an annual cost of living increase that began in 2021. In exchange, the claims of these plaintiffs were dismissed with prejudice against the Company and Liggett.
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 210 Engle progeny cases for approximately $8,240 in the aggregate.
As of March 31, 2023, 17 Engle progeny cases remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of March 31, 2023, Liggett paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.
Liggett Only Cases
There are currently three cases where Liggett is the sole defendant: Cowart and Watson are Individual Actions and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of March 31, 2023, there was one Engle progeny case (Stein) and nine Individual Actions (Bennett, Geist, Grace, Lopez, H., Martinez, Manious, McMakin, Mier and Silva) scheduled for trial through March 31, 2024, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Class Actions
As of March 31, 2023, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of March 31, 2023, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.7% of the total cigarettes sold in the United States in the first three months of 2023. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 29, 2022, Liggett and Vector Tobacco pre-paid $268,250 of their approximate $285,000 2022 MSA obligation. The remaining balance of $16,780 was paid in April 2023.
Certain MSA Disputes
NPM Adjustment.  Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for 2003-2022. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2022, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
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
The 2004 NPM Adjustment arbitration commenced in 2016, with the arbitration panel eventually finding three states liable for the NPM Adjustment. Two of these states have since filed motions in applicable state courts and with the arbitration

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

panels challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM Adjustment. Individual state hearings with respect to the NPM Adjustments for 2005 - 2007 are ongoing.
As a result of the settlements described above, Liggett and Vector Tobacco reduced cost of sales for the three months ended March 31, 2023 and 2022 by $3,585 and $4,781 respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of March 31, 2023, Liggett and Vector Tobacco had accrued approximately $9,200 related to the disputed amounts withheld from the non-settling states for 2005 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. In November 2022, Minnesota advised Liggett that the settlement agreement had terminated pursuant to its terms and that statutory fee-in-lieu of settlement payments will be collected from wholesalers distributing Liggett’s products in Minnesota. Further, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed Liggett had failed to make payments under the respective settlement agreements with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments in 2022 through the duration of the agreement subject to an inflation adjustment.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 - August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. In June 2022, Liggett appealed the final judgment and posted a bond of $24,000. Briefing on the appeal is underway.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2023 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2023	$14,838	$296	$15,134	$11,116	$16,117	$27,233
Expenses	67,027	270	67,297	—	—	—
NPM Settlement adjustment	—	—	—	(311)	—	(311)
Change in MSA obligations capitalized as inventory	195	—	195	—	—	—
Payments	—	(435)	(435)	—	—	—
Reclassification to/(from) non-current liabilities	1,635	3,707	5,342	(1,635)	(3,707)	(5,342)
Interest on withholding	—	17	17	—	442	442
Balance as of March 31, 2023	$83,695	$3,855	$87,550	$9,170	$12,852	$22,022

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2022 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2022	$11,886	$3,918	$15,804	$13,224	$17,680	$30,904
Expenses	56,199	72	56,271	—	—	—
NPM Settlement adjustment	(15)	—	(15)	(2,108)	—	(2,108)
Change in MSA obligations capitalized as inventory	521	—	521	—	—	—
Payments		(3,917)	(3,917)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,566	3,566		(3,566)	(3,566)
Interest on withholding	—	124	124	—	472	472
Balance as of March 31, 2022	$68,591	$3,763	$72,354	$11,116	$14,586	$25,702

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

8.    INCOME TAXES

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s income tax expense consisted of the following:

	Three Months Ended
	March 31,
	2023	2022
Income before provision for income taxes	$48,250	$44,764
Income tax expense using estimated annual effective income tax rate	13,509	12,222
Income tax expense	$13,509	$12,222

There were no discrete items for the three months ended March 31, 2023 and 2022.

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of March 31, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$211,828	$211,828	$—	$—

Commercial paper (1)	55,173	—	55,173	—

Money market funds securing legal bonds (2)	24,000	24,000	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	12,973	12,973	—	—
Mutual funds invested in debt securities	22,438	22,438	—	—
Total equity securities at fair value	35,411	35,411	—	—
Debt securities available for sale
U.S. government securities	788	—	788	—
Corporate securities	30,593	—	30,593	—
U.S. government and federal agency	26,235	—	26,235	—
Index-linked U.S. bonds	14,008	—	14,008	—
Total debt securities available for sale	71,624	—	71,624	—

Total investment securities at fair value	107,035	35,411	71,624	—

Long-term investments
Long-term investment securities at fair value (3)	29,177	—	—	—
Total	$427,213	$271,239	$126,797	$—

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(2)    Amounts included in non-current restricted assets on the condensed consolidated balance sheets.
(3)    In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of December 31, 2022
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
(2)    Amounts included in non-current restricted assets on the condensed consolidated balance sheets.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2023 and December 31, 2022, respectively, except for investments in real estate ventures that were impaired as of March 31, 2023 and December 31, 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s investment in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Three months ended March 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$1,202	$—	$—	$—	$—
The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decline in the investment in real estate ventures was attributed to the decline in the projected return on the venture based on the viability of the real estate venture. The $1,202 of impairment charges were included in equity in losses from real estate ventures for the three months ended March 31, 2023.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION

The Company’s business segments for the three months ended March 31, 2023 and 2022 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three months ended March 31, 2023 and 2022 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended March 31, 2023
Revenues	$334,145		$—	$—	$334,145
Operating income (loss)	78,599	(1)	62	(4,364)	74,297
Equity in losses from real estate ventures	—		(1,893)	—	(1,893)
Depreciation and amortization	1,377		—	315	1,692
Capital expenditures	5,983		—	—	5,983

Three months ended March 31, 2022
Revenues	$309,048		$2,994	$—	$312,042
Operating income (loss)	77,639	(2)	975	(3,488)	75,126
Equity in losses from real estate ventures	—		(1,877)	—	(1,877)
Depreciation and amortization	1,477		60	313	1,850
Capital expenditures	1,208		1	13	1,222

(1) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $270 of litigation settlement and judgment expense.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2022 and Notes thereto, included in our 2022 Annual Report on Form 10-K, and our Condensed Consolidated Financial Statements and related Notes as of and for the quarterly period ended March 31, 2023 and 2022.

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

Recent Developments
Montego. From August 2020 to February 2022, Liggett expanded the distribution of its Montego deep discount brand nationally. Montego became Liggett’s largest brand by volume during the second quarter of 2022. Prior to August 2020, Montego was sold in select targeted markets in four states. Montego’s unit volume represented approximately 59% for the three months ended March 31, 2023 compared to approximately 38% for the three months ended March 31, 2022.
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended March 31, 2023, approximately 20% of our cigarette unit sales were menthol flavored. A final rule is expected to be adopted by the FDA later this year. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against FDA’s menthol regulation, the effective date may be extended beyond the one-year effective date. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
Nicotine. On June 21, 2022, FDA indicated it plans to publish a proposed rule that establishes a tobacco product standard reducing the level of nicotine in cigarettes to non-addictive levels. Currently, this proposed rule setting a maximum level of nicotine in cigarettes is expected to be published sometime later this year. The rulemaking process could take many months or years and once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard reducing nicotine, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
Repurchase of 10.5% Senior Notes due 2026. In March 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes outstanding and recorded a loss of $141 associated with the repurchase. The 10.5% Senior Notes that were repurchased have been retired.

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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2023 and 2022 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, includes investments in real estate ventures and, prior to 2023, included investments in real estate.

	Three Months Ended
	March 31,
	2023		2022
Revenues:
Tobacco	$334,145		$309,048
Real estate	—		2,994
Total revenues	$334,145		$312,042
Operating income (loss):
Tobacco	$78,599	(1)	$77,639	(2)
Real estate	62		975
Corporate and Other	(4,364)		(3,488)
Total operating income	$74,297		$75,126
(1) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $270 of litigation settlement and judgment expense.
(2) Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $72 of litigation settlement and judgment expense.

Pricing actions

Since January 1, 2022, Liggett has taken the following pricing actions.

		Brand
	Amount per pack	Montego	Eagle 20’s	Pyramid	Liggett Select, Eve and Grand Prix

January 31, 2022 (1)	$0.10	✓	—	—	—
January 31, 2022 (1)	0.15	—	✓	✓	✓
April 29, 2022 (1)	0.16	—	✓	✓	✓
May 1,2022 (2)	0.10	✓	—	—	—
July 29, 2022 (1)	0.16	✓	✓	✓	✓
October 28, 2022 (1)	0.16	—	✓	✓	✓
October 28, 2022 (1)	0.10	✓	—	—	—
January 27, 2023 (1)	0.16	—	✓	✓	✓
January 27, 2023 (1)	0.10	✓	—	—	—
April 28, 2023 (1)	0.16	✓	✓	✓	—
April 28, 2023 (1)	0.20	—	—	—	✓
(1) List price increase
(2) Promotional spending reduction

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues. Total revenues were $334,145 for the three months ended March 31, 2023 compared to $312,042 for the three months ended March 31, 2022. The $22,103 (7.1%) increase in revenues was primarily due to a $25,097 increase in Tobacco revenues related to increased unit volume and pricing, partially offset by a $2,994 decline in Real Estate revenues due to the absence of revenues from investment in real estate as a result of the sale of the Escena investment in April 2022.
Cost of sales. Total cost of sales was $232,286 for the three months ended March 31, 2023 compared to $212,815 for the three months ended March 31, 2022. The $19,471 (9.1%) increase in cost of sales was primarily due to a $20,749 increase in Tobacco cost of sales primarily related to increased sales volume, partially offset by a $1,278 decline in Real Estate cost of sales.

Expenses. Operating expenses were $27,562 for the three months ended March 31, 2023 compared to $24,101 for the same period last year. The $3,461 (14.4%) increase was due to a $3,388 increase in Tobacco expenses and an $876 increase in Corporate and Other expense, partially offset by an $803 decline in Real Estate expenses.
Operating income. Operating income was $74,297 for the three months ended March 31, 2023 compared to operating income of $75,126 for the same period last year as a result of a decline in Real Estate operating income of $913, which was associated with the absence of the operations of Escena in the current year, and an increase in Corporate and Other operating loss of $876. This was partially offset by an increase in Tobacco operating income of $960 due primarily to increases in net pricing across all brands.
Other expenses. Other expenses were $26,047 for the three months ended March 31, 2023 compared to other expenses of $30,362 for the three months ended March 31, 2022. For the three months ended March 31, 2023, other expenses primarily consisted of interest expense of $27,474, equity in losses from real estate ventures of $1,893, equity in losses from investments of $159, and a loss of $141 recognized on the repurchase of the 10.5% Senior Notes. This was offset by other income of $3,620. For the three months ended March 31, 2022, other expenses primarily consisted of interest expense of $25,098, equity in losses from investments of $2,242, equity in losses from real estate ventures $1,877 and other expenses of $1,145.
Income before provision for income taxes. Income before income taxes was $48,250 and $44,764 for the three months ended March 31, 2023 and 2022, respectively.
Income tax expense. Income tax expense was $13,509 for the three months ended March 31, 2023 compared to income tax expense of $12,222 for the three months ended March 31, 2022. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2023 and 2022. For the three months ended March 31, 2023, Tobacco revenues were $334,145 compared to $309,048 for the three months ended March 31, 2022. Revenues increased by $25,097 (8.1%) due primarily to price increases on our deep discount brand, Montego, and a 2.0% (46 million units) increase in unit sales volume, partially offset by changes in sales mix, which occurred as a result of the volume increase in Montego and volume declines in our other brands which are priced in the traditional discount category.
Montego became our largest brand in the second quarter of 2022. Prior to the third quarter of 2022, our strategy for Montego had been based on volume growth, while our strategy for our other brands was based on income growth. In the third quarter of 2022, management made the determination to gradually transition Montego’s growth from a volume-based strategy to an income-based growth strategy and the price of Montego was raised three times between July 2022 and March 2023. For the three months ended March 31, 2023, Montego’s volume has increased to approximately 59% of Liggett’s total unit sales from approximately 38% for the three months ended March 31, 2022. Revenues have also increased as a result of price increases. See “Pricing actions” in Item 2 of the MD&A.
Due to the growth of Montego, Eagle 20’s is now our second-largest brand and its percentage of Liggett’s total unit sales has declined to approximately 29% for the three months ended March 31, 2023 from approximately 41% for the three months ended March 31, 2022. Pyramid, Liggett’s third-largest brand, also declined to approximately 8% of Liggett’s total unit sales for the three months ended March 31, 2023 from approximately 16% for the three months ended March 31, 2022.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2023		2022

Manufacturing overhead, raw materials and labor	$37,174		$32,765
Customer shipping and handling	2,123		1,993
Federal excise taxes, net	117,818		116,079
FDA expense	8,455		6,624
MSA expense, net of market share exemption	66,716	(1)	54,076	(2)
Total cost of sales	$232,286		$211,537
(1) Includes $311 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
(2) Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales)
The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, our MSA expense increased to $0.57 per pack for the three months ended March 31, 2023 from $0.47 per pack for the three months ended March 31, 2022. (We estimated our MSA expense was $0.53 per pack for the year ended December 31, 2022.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable cigarette shipments. As of March 31, 2023, we estimate taxable shipments in the U.S. will decline by 7.5% in 2023 compared to our estimate as of March 31, 2022 of a decline of 7.0% in 2022. (The actual change in 2022 taxable shipments was a decline of 9.7%.) We estimate our 2023 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.
Inflationary pressures also impact Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of March 31, 2023, Liggett’s management assumed an inflation adjustment to MSA expense of 5.0% compared to an assumption of 7.0% as of March 31, 2022. (The actual inflation adjustment to the MSA in 2022 was 6.5%.) Our annual MSA expense increases by approximately $2,800 for each 1% increase in inflation more than 3%.
In addition to the MSA expense, we could experience inflationary impacts related to supply chain issues from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been impacted by inflation. During the three months ended March 31, 2023, Liggett experienced a 17.1% increase in leaf tobacco and raw materials (on a per-unit basis) compared to 4.1% during the three months ended March 31, 2022. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 10.9% increase in production costs (on a per-unit basis) during the three months ended March 31, 2023, compared to a 2.1% increase in production costs during the three months ended March 31, 2022. The increase in costs per unit is the result of inflationary pressures as well as, in the case of leaf, recent interruptions in the supply chain. We believe that leaf costs have stabilized during the three months ended March 31, 2023. Nonetheless, the cost of leaf and raw materials represented approximately 9.5% and 9.0% of Liggett’s cost of sales for the three months ended March 31, 2023 and 2022, respectively.
Tobacco cost of sales was reduced by litigation settlements associated with the MSA expense of $311 during the three months ended March 31, 2023, compared to a reduction of $2,123 during the three months ended March 31, 2022. The decline in settlements resulted in an increase in cost of sales of $1,812.
Tobacco gross profit was $101,859 for the three months ended March 31, 2023 compared to $97,511 for the three months ended March 31, 2022, an increase of $4,348 (4.5%). This increase in gross profit for the three months ended March 31, 2023 was primarily attributable to a 2.0% increase in unit sales and increased pricing across all brands. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin declined from 50.5% in the 2022 period to 47.1% in the 2023 period primarily due to the growth of the Montego brand.

Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $22,990 for the three months ended March 31, 2023 compared to $19,800 for the three months ended March 31, 2022. The increase of $3,190 was primarily due to Liggett’s triennial national sales meeting held in March 2023, higher professional fees and compensation expenses. Tobacco product liability legal expenses, including settlements and judgments, were $2,173 and $1,645 for the three months ended March 31, 2023 and 2022, respectively.
Tobacco operating income. Tobacco operating income was $78,599 for the three months ended March 31, 2023 compared to $77,639 for the three months ended March 31, 2022. The increase of $960 (1.2%) was attributable to increased gross profit offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. The Real Estate segment includes our investment in New Valley, investments in real estate ventures and, prior to April 2022, when Escena was sold, included investments in real estate. After the sale of Escena, we have no revenues from our real estate segment. Therefore, Real Estate revenues declined by $2,994 to $0 for the three months ended March 31, 2023 from $2,994 for the three months ended March 31, 2022.
Real Estate revenues, cost of sales, expenses and operating income for the three months ended March 31, 2023 and 2022, respectively, were as follows:

	Three Months Ended
	March 31,
	2023	2022
Real Estate Revenues:
Sales on facilities located on investments in real estate	$—	$2,969
Revenues from investments in real estate	—	25
Total real estate revenues	$—	$2,994

Real Estate Cost of Sales:
Cost of sales on facilities located on investments in real estate	$—	$1,278
Total real estate cost of sales	$—	$1,278

Operating, selling, administrative and general expenses	$(62)	$741

Operating income	$62	$975

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $4,364 for the three months ended March 31, 2023 compared to $3,488 for the same period in 2022. The increase in Corporate and Other operating loss related to the timing of expenses in 2023 compared to 2022.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2023:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2023	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date
Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$7,636	$(4,413)	$3,223	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,646)	6,646	—	—	160,000	SF	TBD		70	R	October 2015	Completed
West Hollywood Edition (9040 Sunset Boulevard) (3)	West Hollywood, CA	October 2014	48.5%	18,341	(18,941)	(600)	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	19.6%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(9,145)	—	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(3,055)	7,637	—	8,741	SF	76,919	SF	15	R	July 2021	September 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	3,727	21,825	—	472,000	SF	15,000	SF	234	R	April 2020	November 2024
The Brooklyn Tower (9 DeKalb Avenue)	Brooklyn, NY	April 2019	4.1%	5,000	1,440	6,440	—	450,000	SF	120,000	SF	540	R	March 2019	September 2023
Natura Gardens (17351 NW 94th Court)	Miami, FL	December 2019	77.8%	7,626	5,113	12,739	—	460,000	SF	—		460	R	December 2019	June 2023
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	4,109	(247)	3,862	—	58,000	SF	—		15	R	October 2020	Completed
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	2,388	129	2,517	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	49.7%	21,500	2,425	23,925	—	335,000	SF	8,000	SF	502	R	July 2022	September 2025
3621 Collins Ave (4)	Miami Beach, FL	March 2022	2.5%	1,000	—	1,000	—	TBD						TBD	TBD
Alchemy Nash Square (303 S. Dawson St)	Raleigh, NC	June 2022	75.0%	6,601	372	6,973	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,000	160	4,160	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,000	132	4,132	—	TBD						TBD	TBD
353 6th Ave	Brooklyn, NY	January 2023	27.0%	700	7	707	—	5,360	SF	—	—	4	R	April 2023	October 2024
Condominium and Mixed Use Development				$121,825	$(23,285)	$98,540	$—

The Park (500 Broadway)	Santa Monica, CA	March 2017	15.0%	$1,767	$(1,269)	$498	$—	N/A		N/A		N/A		N/A	N/A
Riverchase Landing	Hoover, AL	October 2021	50.0%	$11,350	$(3,078)	$8,272	$—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$13,117	$(4,347)	$8,770	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(8,323)	$359	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,328)	1,328	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(6,048)	—	—	52	Acres	—		101	H	N/A	N/A
The Thompson Central Park (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(773)	227	—	470,000	SF	—		587 99	H R	May 2020	June 2023
Hotels				$14,402	$(13,816)	$586	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(4,618)	$7,652	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	3,074	5,133	8,207	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$15,344	$515	$15,859	$—

Total Carrying Value				$164,688	$(40,933)	$123,755	$—

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
(3) Equity in losses in excess of the joint ventures' carrying value were $600 as of March 31, 2023, and are classified in Other current liabilities.
(4) The 3621 Collins Ave venture is measured at cost, less impairment, following the guidance under ASC 821. The investment is included in Other Assets on the condensed consolidated balance sheets.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots
TBD -To be determined	R - Residential Units	R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of March 31, 2023 were $11,836. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the three months ended March 31, 2023, New Valley capitalized $1,056 of interest costs and utilized (reversed) $15 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $57,559 and $44,894 for the three months ended March 31, 2023 and 2022, respectively.
Cash provided by operations was $120,782 and $74,796 for the three months ended March 31, 2023 and 2022, respectively. The increase in cash provided from operations related primarily to the accrual of increased obligations due under the MSA (due to increased MSA expense on a per unit basis combined with increased market share as a result of the growth of Montego) and the decline in trade receivables as the result of the timing of certain promotional programs.
Cash provided by investing activities was $380 and $2,705 for the three months ended March 31, 2023 and 2022, respectively. In the first three months of 2023, cash provided by investing activities was from maturities of investment securities of $18,459, the sale of investment securities of $9,455, and paydowns of investment securities of $33. This was offset by the purchase of investment securities of $18,389, capital expenditures of $5,983, investments in real estate ventures of $2,920, an increase in cash surrender value of life insurance policies of $272, and an increase in restricted assets of $3. In the first three months of 2022, cash provided by investing activities was from maturities of investments securities of $21,105, the sale of investment securities of $16,933, distributions from investments in real estate ventures of $3,310, and paydowns of investment securities of $63. This was offset by the purchase of investment securities of $27,231, investments in real estate ventures of $8,488, capital expenditures of $1,222, purchase of long-term investments of $1,000, and an increase in cash surrender value of life insurance policies of $765. Liggett has entered into purchase commitments of approximately $14,000 related to factory modernization throughout 2022 and 2023 and has funded approximately $10,000 of these capital commitments as of March 31, 2023. The remaining $4,000 of capital expenditures will be incremental to Liggett’s recurring capital expenditure program.
Cash used in financing activities was $63,603 and $32,607 for the three months ended March 31, 2023 and 2022, respectively. In the first three months of 2023, cash was used for the dividends on common stock of $31,680, net repayments of debt under the revolver of $22,035, the repurchase and repayments of debt of $6,700, and the tax benefit of options exercised of $3,188. Repurchases and repayments of debt for the three months ended March 31, 2023 included our repurchase in the market of $6,660 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $6,693 plus accrued interest. In April 2023, the Company repurchased in the market $1,692 in aggregate principal amount of its 10.5% Senior Notes due 2026. The 10.5% Senior Notes that were repurchased have been retired. In the first three months of 2022, cash was used for the dividends on common stock of $31,658, repayments of debt of $11, and other of $938.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $106,400, dividends on our outstanding common shares of approximately $126,500, which is based on an assumed quarterly cash dividend of $0.20 per share and other corporate expenses and income taxes.
As of March 31, 2023, we had cash and cash equivalents of $281,868 (including $52,105 of cash at Liggett), investment securities and long-term investments, which were carried at $152,094 (see Note 4 to condensed consolidated financial statements). As of March 31, 2023, our investments in real estate ventures were carried at $123,355.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. The amount of the bond, which was $24,599 at March 31, 2023, has been included as a component of restricted cash in our Balance Sheet as of March 31, 2023.
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
Tobacco Litigation. As of March 31, 2023, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.

Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, 17 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. Liggett may be required to make additional payments to Mississippi which could have an adverse effect on our consolidated financial position. The potential exposures for unpaid principal and pre-judgment interest were approximately $16,700 and $23,600 (as of March 31, 2023), respectively. See Recent Developments in Tobacco-Related Litigation.
Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows in any future period could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of March 31, 2023.

	Indenture	March 31, 2023
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$389,075
Leverage ratio, as defined	<3.0 to 1	2.45 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.1 to 1

As of March 31, 2023, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The indenture governing our 10.5% Senior Notes contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by us, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the indenture to our 10.5% Senior Notes) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the indenture to our 10.5% Senior Notes) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The indenture to our 10.5% Senior Notes also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the indenture to our 10.5% Senior Notes) to exceed 3.75 to 1.0, unless our 10.5% Senior Notes are secured on an equal and ratable basis. Our Fixed Charge Coverage Ratio is defined in the indenture to our 10.5% Senior Notes as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the indenture to our 10.5% Senior Notes). Our Net Leverage Ratio is defined in the indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the indenture to our 10.5% Senior Notes. Our Secured Leverage Ratio is defined in the indenture to our 10.5% Senior Notes as the ratio of our and our guaranteeing subsidiaries’ total secured debt to Consolidated EBITDA, as defined in the indenture to our 10.5% Senior Notes.
The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of March 31, 2023.

Covenant	Indenture Requirement	March 31, 2023
Consolidated EBITDA, as defined	N/A	$345,476
Fixed charge coverage ratio, as defined	>2.0 to 1	3.55 to 1
Net leverage ratio, as defined	<4.0 to 1	2.4 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.49 to 1
As of March 31, 2023, we were in compliance with all of the debt covenants related to the 2026 Indenture.
During the three months ended March 31, 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes. In April 2023, the Company repurchased in the market $1,692 in aggregate principal amount of its 10.5%

Senior Notes. In September 2022, we repurchased in the market $12,865 in aggregate principal amount of our 10.5% Senior Notes. All the repurchased 10.5% Senior Notes have been retired.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of March 31, 2023 and the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2023 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of March 31, 2023 and December 31, 2022 and the related Summarized Combined Statements of Operations for the three months ended March 31, 2023 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	March 31, 2023	December 31, 2022
Assets:
Current assets	$547,435	$507,437
Noncurrent assets	289,819	282,511
Intercompany receivables from Nonguarantor Subsidiaries	2,392	2,238

Liabilities:
Current liabilities	245,954	190,734
Noncurrent liabilities	1,506,501	1,514,831

Summarized Combined Statements of Operations:

	Three Months Ended
	March 31,
	2023	2022
Revenues	$334,145	$309,048
Cost of sales	232,286	211,537
Operating income	74,324	74,241
Net income	36,187	31,634

Liggett Credit Facility. As of March 31, 2023, there was no outstanding balance under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $84,500 based on eligible collateral at March 31, 2023. At March 31, 2023, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $353,891 for the last twelve months ended March 31, 2023. On May 8, 2023, Liggett, Maple and Vector Tobacco amended the Credit Agreement to replace LIBOR with SOFR as the applicable reference rate and to reduce the unused line fee. Following the amendment, loans under the Credit Agreement will bear interest at a rate equal to, at the borrower’s option, (a) the base rate (which is the highest of (i) 0%, (ii) the federal funds rate plus 0.50%, (iii) the prime rate of Wells Fargo or (iv) Term SOFR for a one month interest period), (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%. The amendment also reduced the unused line fee applicable to the average undrawn commitments to 0.25%, regardless of the amount borrowed under the facility. The amendment to the Credit Agreement is being filed as an exhibit to this Quarterly Report on Form 10-Q and the summary above is qualified in all respects by the full language of the amendment.

Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of March 31, 2023, we and our subsidiaries had total outstanding indebtedness of approximately $1,410,500. Of this amount, $875,000 comprised the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $535,475 comprised the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns. We had cash and cash equivalents of approximately $281,900, investment securities at fair value of approximately $107,000, long-term investments with an estimated value of approximately $45,100, and availability under Liggett’s credit facility of approximately $84,500 at March 31, 2023. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. During the three months ended March 31, 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $6,693. In April 2023, the Company repurchased in the market $1,692 in aggregate principal amount of its 10.5% Senior Notes for a purchase price of $1,705. The Senior Notes that were repurchased have been retired. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase additional amounts of our 10.5% Senior Notes due 2026 in open-market purchases or privately negotiated transactions.
Furthermore, we may access the capital markets to refinance our 10.5% Senior Notes due 2026. As of November 1, 2022, we can presently redeem such bonds at price of 102.625% and the redemption price declines to 100% on November 1, 2023. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and if we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.
We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not exceeding anticipated requirements and are at prices, including carrying costs, established at the commitment date. At March 31, 2023, Liggett had tobacco purchase commitments of approximately $7,305. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2025.
Future machinery and equipment purchase commitments at Liggett were $7,448, including $3,904 for factory modernization at March 31, 2023.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.

As of March 31, 2023, there was no outstanding balance on the Liggett Credit Facility which also has variable interest rates. As of March 31, 2023, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.
We held debt securities available for sale totaling $71,624 as of March 31, 2023. See Note 4 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments.
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

Equity Security Price Risk

As of March 31, 2023, we held various investments in equity securities with a total fair value of $64,588, of which $35,411 represents equity securities at fair value and $29,177 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 4 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of March 31, 2023, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,459.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation
    There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission.
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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 7, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, or its subsidiaries are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which either Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, Attn. Investor Relations.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below:

Our liquidity could be adversely affected by conditions in the financial markets or the negative performance of financial institutions.

Our available cash and cash equivalents are held in accounts with or managed by financial institutions and consist of cash in our operating accounts and cash and cash equivalents invested in money market funds. The amount of cash in our operating accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor our accounts regularly and adjust our balances as appropriate, the valuation of or our access to these accounts could be negatively impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. The operations of U.S. and global financial services institutions are interconnected and the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known. To date, we have experienced no material realized losses on or lack of access to our cash held in operating accounts or our invested cash or cash equivalents, however, we can provide no assurances that access to our cash held in operating accounts or our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets or the negative performance of financial institutions. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2023.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	1,012,249	$12.48	(1)	—	—
February 1 to February 28, 2023	197,421	13.47	(2)	—	—
March 1 to March 31, 2023	—	—		—	—
Total	1,209,670	$12.64		—	—

(1) Delivery of shares to us in payment of exercise price and tax withholding in connection with stock option exercises by employees. The shares were immediately canceled.
(2) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of certain employees’ shares of restricted stock. The shares purchased were immediately canceled.

Item 6.    Exhibits:

4.1	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, and, upon its accession thereto pursuant to Amendment No. 5 and Joinder, Vector Tobacco LLC, the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement, dated as of March 22, 2021, and Amendment No. 5 and Joinder to Third Amended and Restated Credit Agreement, dated as of May 8, 2023.

*10.1	Amendment to Letter Agreement, dated as of February 18, 2020, by and among Ronald J. Bernstein, Liggett Vector Brands LLC, Vector Group Ltd (incorporated by reference to Exhibit 10.1 of Vector’s Form 10-K/A for the year ended December 31, 2022).

*10.2	Third Amendment, dated as of January 30, 2023, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.38 of Vector’s Form 10-K for the year ended December 31, 2022).

*22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of Vector’s Form 10-K for the year ended December 31, 2022).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 9, 2023