Form 10-Q
period 2023-06-30
VECTOR GROUP LTD
filed 2023-08-04
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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
☐ Yes ☒ No
    At August 2, 2023, Vector Group Ltd. had 155,933,020 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$330,323	$224,580
Investment securities at fair value	116,131	116,436
Accounts receivable - trade, net	34,496	40,677
Inventories	98,716	92,448
Income taxes receivable, net	10,935	8,454
Other current assets	37,458	9,770
Total current assets	628,059	492,365
Property, plant and equipment, net	44,049	39,580
Long-term investments (includes $27,911 and $28,919 at fair value)	44,752	44,959
Investments in real estate ventures	121,417	121,117
Operating lease right-of-use assets	8,801	7,742
Intangible assets	107,511	107,511
Other assets	78,634	95,317
Total assets	$1,033,223	$908,591
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$27	$22,065
Current payments due under the Master Settlement Agreement	135,651	14,838
Current operating lease liability	3,847	3,551
Other current liabilities	155,738	135,170
Total current liabilities	295,263	175,624
Notes payable, long-term debt and other obligations, less current portion	1,384,323	1,390,261
Non-current employee benefits	64,744	63,216
Deferred income taxes, net	53,312	51,034
Non-current operating lease liability	6,036	5,469
Payments due under the Master Settlement Agreement	9,170	11,116
Other liabilities	17,500	19,748
Total liabilities	1,830,348	1,716,468
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 155,934,987 and 154,840,902 shares issued and outstanding	15,593	15,484
Additional paid-in capital	6,054	5,092
Accumulated deficit	(803,069)	(812,380)
Accumulated other comprehensive loss	(15,703)	(16,073)
Total Vector Group Ltd. stockholders' deficiency	(797,125)	(807,877)
Total liabilities and stockholders' deficiency	$1,033,223	$908,591

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Tobacco*	$365,662	$374,312	$699,807	$683,360
Real estate	—	12,890	—	15,884
Total revenues	365,662	387,202	699,807	699,244

Expenses:
Cost of sales:
Tobacco*	248,984	265,189	481,270	476,726
Real estate	—	6,049	—	7,327
Total cost of sales	248,984	271,238	481,270	484,053

Operating, selling, administrative and general expenses	26,930	25,196	54,222	49,225
Litigation settlement and judgment expense	18,105	57	18,375	129
Operating income	71,643	90,711	145,940	165,837

Other income (expenses):
Interest expense	(27,124)	(30,724)	(54,598)	(55,822)
Loss on extinguishment of debt	(40)	—	(181)	—
Equity in earnings (losses) from investments	959	(2,311)	800	(4,553)
Equity in earnings (losses) from real estate ventures	2,954	(460)	1,061	(2,337)
Other, net	4,791	(3,094)	8,411	(4,239)
Income before provision for income taxes	53,183	54,122	101,433	98,886
Income tax expense	15,094	14,969	28,603	27,191
Net income	$38,089	$39,153	$72,830	$71,695

Per basic common share:

Net income applicable to common shares	$0.24	$0.25	$0.46	$0.46

Per diluted common share:

Net income applicable to common shares	$0.24	$0.25	$0.46	$0.45

* Revenues and cost of sales include federal excise taxes of $126,750, $137,884, $244,568, and $253,963 for the three and six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$38,089	$39,153	$72,830	$71,695

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized losses	(237)	(671)	(426)	(1,893)
Net unrealized losses reclassified into net income	211	665	435	1,830
Net unrealized (losses) gains on investment securities available for sale	(26)	(6)	9	(63)

Net change in pension-related amounts:
Amortization of loss	244	404	490	808
Net change in pension-related amounts	244	404	490	808

Other comprehensive income	218	398	499	745

Income tax effect on:
Change in net unrealized losses on investment securities	60	172	109	488
Net unrealized losses reclassified into net income on investment securities	(54)	(171)	(112)	(472)
Pension-related amounts	(63)	(104)	(126)	(209)
Income tax provision on other comprehensive income	(57)	(103)	(129)	(193)

Other comprehensive income, net of tax	161	295	370	552

Comprehensive income	$38,250	$39,448	$73,200	$72,247

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2023	155,976,547	$15,598	$3,897	$(809,403)	$(15,864)	$(805,772)
Net income	—	—	—	38,089	—	38,089
Total other comprehensive income	—	—	—	—	161	161
Dividends on common stock ($0.20 per share)	—	—	—	(31,755)	—	(31,755)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(41,560)	(5)	(488)	—	—	(493)
Stock-based compensation	—	—	2,645	—	—	2,645
Balance as of June 30, 2023	155,934,987	$15,593	$6,054	$(803,069)	$(15,703)	$(797,125)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2022	154,938,177	$15,494	$12,183	$(852,863)	$(15,466)	$(840,652)
Net income	—	—	—	39,153	—	39,153
Total other comprehensive income	—	—	—	—	295	295
Dividends on common stock ($0.20 per share)	—	—	—	(31,759)	—	(31,759)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(42,048)	(4)	(515)	—	—	(519)
Stock-based compensation	—	—	2,570	—	—	2,570
Reallocation of distribution of Douglas Elliman	—	—	(11,172)	11,172	—	—
Balance as of June 30, 2022	154,896,129	$15,490	$3,066	$(834,297)	$(15,171)	$(830,912)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	154,840,902	$15,484	$5,092	$(812,380)	$(16,073)	$(807,877)
Net income	—	—	—	72,830	—	72,830
Total other comprehensive income	—	—	—	—	370	370
Dividends on common stock ($0.40 per share)	—	—	—	(63,519)	—	(63,519)
Restricted stock grants	1,290,000	129	(129)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(238,981)	(25)	(3,127)	—	—	(3,152)
Withholding of shares as payment of payroll tax liabilities in connection with exercise of stock options	(1,012,249)	(101)	(12,532)	—	—	(12,633)
Exercise of stock options	1,055,315	106	11,999	—	—	12,105
Stock-based compensation	—	—	4,751	—	—	4,751
Balance as of June 30, 2023	155,934,987	$15,593	$6,054	$(803,069)	$(15,703)	$(797,125)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2022	153,959,427	$15,396	$11,172	$(852,398)	$(15,723)	$(841,553)
Net income	—	—	—	71,695	—	71,695
Total other comprehensive income	—	—	—	—	552	552
Dividends on common stock ($0.40 per share)	—	—	—	(63,526)	—	(63,526)
Restricted stock grants	1,070,000	107	(107)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(133,298)	(13)	(1,544)	—	—	(1,557)
Stock-based compensation	—	—	4,717	—	—	4,717
Reallocation of distribution of Douglas Elliman	—	—	(11,172)	11,172	—	—
Other	—	—	—	(1,240)	—	(1,240)
Balance as of June 30, 2022	154,896,129	$15,490	$3,066	$(834,297)	$(15,171)	$(830,912)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$72,830	$71,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,423	3,643
Non-cash stock-based expense	4,751	4,717
Loss on extinguishment of debt	181	—
Deferred income taxes	2,227	1,410
Distributions from investments	—	248
Equity in (earnings) losses from investments	(800)	4,553
Net (gains) losses on investment securities	(207)	7,169
Equity in (earnings) losses from real estate ventures	(1,061)	2,337
Distributions from real estate ventures	3,954	2,726
Non-cash interest expense	1,392	2,360
Non-cash lease expense	1,710	1,676
Changes in assets and liabilities:
Receivables	6,316	(13,713)
Inventories	(6,268)	1,196
Accounts payable and accrued liabilities	(1,028)	(4,210)
Payments due under the Master Settlement Agreement	118,868	122,251
Litigation accruals	18,643	(2,578)
Other assets and liabilities, net	(6,713)	5,731
Net cash provided by operating activities	$218,218	$211,211

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from investing activities:
Sale of investment securities	$9,505	$21,011
Maturities of investment securities	39,764	36,357
Purchase of investment securities	(48,726)	(39,000)
Proceeds from sale or liquidation of long-term investments	—	1,101
Purchase of long-term investments	(5,088)	(1,000)
Investments in real estate ventures	(5,281)	(10,456)
Distributions from investments in real estate ventures	4,109	3,641
Increase in cash surrender value of life insurance policies	(1,109)	(1,282)
Increase in restricted assets	(18)	—
Issuance of notes receivable	—	(10)
Capital expenditures	(7,790)	(2,911)
Paydowns of investment securities	65	114
Net cash (used in) provided by investing activities	(14,569)	7,565
Cash flows from financing activities:
Repurchase and repayments of debt	(8,412)	(17)
Borrowings under revolving credit facility	87,429	67,373
Repayments on revolving credit facility	(109,460)	(67,375)
Dividends on common stock	(63,200)	(63,327)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(3,680)	—
Other	—	(938)
Net cash used in financing activities	(97,323)	(64,284)
Net increase in cash, cash equivalents and restricted cash	106,326	154,492
Cash, cash equivalents and restricted cash, beginning of period	250,374	194,849
Cash, cash equivalents and restricted cash, end of period	$356,700	$349,341

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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS applicable to common shares was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$38,089	$39,153	$72,830	$71,695
Income attributable to participating securities	(1,043)	(1,249)	(1,973)	(2,226)
Net income available to common stockholders	$37,046	$37,904	$70,857	$69,469

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average shares for basic EPS	153,214,347	152,700,134	153,114,197	152,643,830
Incremental shares related to stock options and non-vested restricted stock	109,203	263,362	129,085	210,230
Weighted-average shares for diluted EPS	153,323,550	152,963,496	153,243,282	152,854,060

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(d)Other, net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income	$4,916	$935	$8,851	$1,385
Net gains (losses) recognized on investment securities	213	(4,130)	207	(7,169)
Net periodic benefit cost other than the service costs	(339)	(237)	(678)	(473)
Other income	1	338	31	2,018
Other, net	$4,791	$(3,094)	$8,411	$(4,239)

(e)Other Assets:

Other assets consisted of:

	June 30, 2023	December 31, 2022
Restricted assets	$1,591	$25,907
Prepaid pension costs	39,334	38,100
Other assets	37,709	31,310
Total other assets	$78,634	$95,317

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)Other Current Liabilities:

Other current liabilities consisted of:

	June 30, 2023	December 31, 2022
Accounts payable	$7,187	$6,351
Accrued promotional expenses	57,120	56,645
Accrued excise and payroll taxes payable, net	16,683	17,160
Accrued interest	30,305	30,451
Accrued salaries and benefits	5,619	9,614
Allowance for sales returns	10,004	7,526
Other current liabilities	28,820	7,423
Total other current liabilities	$155,738	$135,170
(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$330,323	$224,580
Restricted cash and cash equivalents included in other current assets	24,899	—
Restricted cash and cash equivalents included in other assets	1,478	25,794
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$356,700	$250,374
(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 and $2,100 under the Transition Services Agreement and $734 and $1,296 under the Aircraft Lease Agreement for the three and six months ended June 30, 2023 and $686 and $1,177 for the three and six months ended June 30, 2022, respectively.
The Company has agreed to indemnify Douglas Elliman for certain tax matters under the Tax Disaffiliation Agreement. The Company recorded Other expense of $553 in its condensed consolidated statement of operations for the three and six months ended June 30, 2022 related to the tax indemnification.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions from these projects of approximately $0 and $842 for the three and six months ended June 30, 2023 and $201 and $1,101 for the three and six months ended June 30, 2022, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Real Estate Segment Revenues
Sales on facilities located on investments in real estate	$—	$290	$—	$3,259
Revenues from investments in real estate	—	12,600	—	12,625
Total real estate revenues	$—	$12,890	$—	$15,884

3.    INVENTORIES

Inventories consisted of:

	June 30, 2023	December 31, 2022
Leaf tobacco	$46,020	$39,893
Other raw materials	11,232	8,808
Work-in-process	589	798
Finished goods	66,128	64,865
Inventories at current cost	123,969	114,364
LIFO adjustments:
Leaf tobacco	(17,248)	(15,213)
Other raw materials	(1,470)	(1,220)
Work-in-process	(25)	(25)
Finished goods	(6,510)	(5,458)
Total LIFO adjustments	(25,253)	(21,916)
	$98,716	$92,448

All of the Company’s inventories at June 30, 2023 and December 31, 2022 are reported under the LIFO method.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $23,050 and $23,084 at June 30, 2023 and December 31, 2022, respectively. Federal excise tax capitalized in inventory was $25,237 and $26,423 at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, Liggett had tobacco purchase commitments of approximately $34,695. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2025.

4.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	June 30, 2023	December 31, 2022
Debt securities available for sale	$80,865	$81,643

Equity securities at fair value:
Marketable equity securities	12,785	12,724
Mutual funds invested in debt securities	22,481	22,069
Long-term investment securities at fair value (1)	27,911	28,919
Total equity securities at fair value	63,177	63,712

Total investment securities at fair value	144,042	145,355
Less:
Long-term investment securities at fair value (1)	27,911	28,919
Current investment securities at fair value	$116,131	$116,436

Long-term investment securities at fair value (1)	$27,911	$28,919
Equity-method investments	16,841	16,040
Total long-term investments	$44,752	$44,959

Equity securities and other long-term investments at cost (2)	$7,755	$2,755
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net gains (losses) recognized on equity securities	$424	$(3,465)	$642	$(5,339)
Net gains (losses) recognized on debt securities available for sale	1	6	(179)	6
Impairment expense	(212)	(671)	(256)	(1,836)
Net gains (losses) recognized on investment securities	$213	$(4,130)	$207	$(7,169)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale at June 30, 2023 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$80,846	$19	$—	$80,865

The table below summarizes the maturity dates of debt securities available for sale at June 30, 2023.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. government securities	$797	$797	$—	$—
Corporate securities	24,595	16,833	7,762	—
U.S. mortgage-backed securities	25,439	18,470	6,915	54
Commercial paper	7,479	7,479	—	—
U.S. treasury bills	22,555	22,555	—	—
Total debt securities available for sale by maturity dates	$80,865	$66,134	$14,677	$54

The components of debt securities available for sale at December 31, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$81,629	$14	$—	$81,643

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater at June 30, 2023 and December 31, 2022, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gross realized gains on sales	$1	$6	$5	$7
Gross realized losses on sales	—	(1)	(184)	(1)
Net gains (losses) recognized on debt securities available for sale	$1	$5	$(179)	$6

Impairment expense	$(212)	$(671)	$(256)	$(1,836)

Although management generally does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three and six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net gains (losses) recognized on equity securities	$424	$(3,465)	$642	$(5,339)
Less: Net gains recognized on equity securities sold	155	13	271	306
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$269	$(3,478)	$371	$(5,645)

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 9. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $426 related to long-term investment securities at fair value as of June 30, 2023.
The Company received no cash distributions for the six months ended June 30, 2023 and $1,349 of cash distributions for the six months ended June 30, 2022. The company recorded $1,900 of in-transit redemptions as of June 30, 2023. The Company classified all cash distributions as investing cash inflows.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	June 30, 2023	December 31, 2022
Mutual fund and hedge funds	$16,841	$16,040

At June 30, 2023, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 7.02% to 38.51%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in earnings (losses) from investments were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Mutual fund and hedge funds	$959	$(2,311)	$800	$(4,553)

(d) Equity Securities and Other Long-Term Investments Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities and other long-term investments without readily determinable fair values that do not qualify for the NAV practical expedient consisted of profit participation agreements and investments in various limited liability companies. During the six months ended June 30, 2023, the Company invested $5,000 into two additional investments, which do not qualify for the NAV practical expedient. The total carrying value of these investments that do not qualify for the NAV practical expedient was $7,755 as of June 30, 2023 and $2,755 as of December 31, 2022, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2023 and 2022, respectively.

5. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	June 30, 2023	December 31, 2022
Condominium and Mixed Use Development	4.1% - 77.8%	$96,816	$93,350
Apartment Buildings	15.0% - 50.0%	8,417	9,910
Hotels	0.4% - 49.0%	415	2,510
Commercial	1.6% - 49.0%	15,769	15,347
Investments in real estate ventures		$121,417	$121,117
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2023	2022
Condominium and Mixed Use Development	$5,166	$2,180
Apartment Buildings	115	—
Hotels	—	206
Commercial	—	8,070
Total contributions	$5,281	$10,456

For ventures where New Valley previously held an investment, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the six months ended June 30, 2023 and 2022. New Valley’s direct investment percentage for these ventures did not significantly change.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2023	2022
Condominium and Mixed Use Development	$7,883	$1,032
Apartment Buildings	—	400
Commercial	179	476
Other	—	4,459
Total distributions	$8,062	$6,367

Of the distributions received by New Valley from its investment in real estate ventures, $3,954 and $2,726 were from distributions of earnings for the six months ended June 30, 2023 and 2022, respectively, and $4,109 and $3,641 were a return of capital for the six months ended June 30, 2023 and 2022, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Condominium and Mixed Use Development	$3,516	$(1,434)	$4,163	$(3,132)
Apartment Buildings	(410)	(615)	(1,609)	(924)
Hotels	(171)	(290)	(2,094)	(1,047)
Commercial	19	144	601	516
Other	—	1,735	—	2,250
Equity in earnings (losses) from real estate ventures	$2,954	$(460)	$1,061	$(2,337)

The Company recorded impairment expense of $0 and $1,202 for the three and six months ended June 30, 2023, respectively. The expense related to one hotel venture. As a result of the Company recording impairment charges on certain of its investments in real estate ventures, the impaired real estate venture was recorded at fair value as of the period when the impairment charge was recorded. The impaired real estate venture was measured at fair value on a nonrecurring basis as a result of recording an other-than-temporary impairment charge.

Investment in Real Estate Ventures Entered Into During the Six Months Ended June 30, 2023:

In January 2023, New Valley invested $700 for an approximate 27% interest in 353 6th LLC. The joint venture plans to develop a condominium complex. The venture is a variable interest entity (“VIE”); however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 353 6th LLC was $714 at June 30, 2023.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

June 30, 2023
Condominium and Mixed Use Development	$96,816
Apartment Buildings	8,417
Hotels	415
Commercial	15,769
Total maximum exposure to loss	$121,417

New Valley capitalized $1,071 and $2,128 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2023, respectively. New Valley capitalized $1,028 and $2,051 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2022, respectively.

Investments in Real Estate, net:

Escena. New Valley recorded operating income of $77 and $1,316 for the three and six months ended June 30, 2022 from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California. In April 2022, New Valley sold Escena.

6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	June 30, 2023	December 31, 2022
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $1,971 and $2,209	531,812	539,926
Liggett:
Revolving credit agreement	4	22,035
Equipment loans	24	37
Notes payable, long-term debt and other obligations	1,406,840	1,436,998
Less:
Debt issuance costs	(22,490)	(24,672)
Total notes payable, long-term debt and other obligations	1,384,350	1,412,326
Less:
Current maturities	(27)	(22,065)
Amount due after one year	$1,384,323	$1,390,261

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.75% Senior Secured Notes due 2029 — Vector:
As of June 30, 2023, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
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
As of June 30, 2023, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
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
As of June 30, 2023, there was $4 in outstanding balance under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $83,800 based on eligible collateral at June 30, 2023. As of June 30, 2023, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.
Non-Cash Interest Expense — Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amortization of debt discount, net	$121	$108	$238	$213
Amortization of debt issuance costs	1,082	1,018	2,150	2,016
Loss on repurchase of 10.5% Senior Notes	40	—	181	—
	$1,243	$1,126	$2,569	$2,229

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
5.75% Senior Secured Notes due 2029	$875,000	$762,178	$875,000	$758,993
10.5% Senior Notes due 2026	531,812	537,829	539,926	537,202
Liggett and other	28	28	22,072	22,072
Notes payable and long-term debt	$1,406,840	$1,300,035	$1,436,998	$1,318,267

Notes payable and long-term debt are recorded on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 9 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2023 to determine the fair value of its publicly-traded notes and

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

debentures. The carrying value of the revolving Credit Agreement is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

7.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2023 and 2022, Liggett incurred tobacco product liability legal expenses and costs totaling $4,306 and $3,323, respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of June 30, 2023, other than the bond regarding the Mississippi litigation (described below), there are no other litigation bonds posted.
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
Individual Actions
As of June 30, 2023, there were 51 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Massachusetts	19
Florida	10
Illinois	10
Hawaii	4
Nevada	4
Louisiana	2
New Mexico	1
California	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

defendants. Many were overturned on appeal. As of June 30, 2023, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 212 Engle progeny cases for approximately $8,270 in the aggregate. Two of these settlements occurred in the second quarter of 2023.
As of June 30, 2023, 16 Engle progeny cases remain pending in state court where Liggett is a named defendant. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of June 30, 2023, Liggett paid $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.
Liggett Only Cases
As of June 30, 2023, there were four cases where Liggett is the sole defendant: Cowart, Siler and Watson are Individual Actions and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase as a result of the remaining Engle progeny cases and newly filed Individual Actions.
Upcoming Trials
As of June 30, 2023, there were eight Individual Actions (Caravalho, Kanuha, Lane, Lopez, H., Manious, Mathews, Rowan and Silva) scheduled for trial through June 30, 2024, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
City of Baltimore
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
Class Actions
As of June 30, 2023, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of June 30, 2023, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.5% of the total cigarettes sold in the United States in the first six months of 2023. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 29, 2022, Liggett and Vector Tobacco pre-paid $268,250 of their approximate $285,000 2022 MSA obligation. The remaining balance of $16,780 was paid in April 2023.
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
As a result of the settlements described above, Liggett and Vector Tobacco reduced cost of sales for the six months ended June 30, 2023 and 2022 by $7,318 and $7,280, respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of June 30, 2023, Liggett and Vector Tobacco had accrued approximately $9,200 related to the disputed amounts withheld from the non-settling states for 2005 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
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
In 2003, as a result of a dispute with Minnesota regarding its settlement agreement, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state. In November 2022, Minnesota advised Liggett that the settlement agreement had terminated pursuant to its terms and that statutory fee-in-lieu of settlement payments will be collected from wholesalers distributing Liggett’s products in Minnesota. In July 2023, Minnesota and Liggett reached an agreement in principle to avoid the fee-in-lieu being applied to Liggett’s products in Minnesota in exchange for Liggett’s agreement to make annual payments to the state over the next 10 years. Further, the Attorneys General for Florida, Mississippi and Texas advised Liggett that they believed Liggett had failed to make payments under the respective settlement agreements with those states. In 2010, Liggett settled with Florida and agreed to pay $1,200 and to make further annual payments of $250 for a period of 21 years, starting in March 2011, with the payments in 2022 through the duration of the agreement subject to an inflation adjustment. As more fully described below, the claim by Mississippi for purported payments due has been resolved in principle.
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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 through August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. In June 2022, Liggett appealed the final judgment and posted a bond of $24,000. The parties recently reached an agreement in principle to settle this matter for $18,000, subject to execution of a settlement agreement. The Company recorded an accrual for the expense associated with the settlement in the second quarter of 2023. There are no assurances that a settlement will be finalized. When and if the settlement is concluded, the bond will be returned to Liggett.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2023 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2023	$14,838	$296	$15,134	$11,116	$16,117	$27,233
Expenses	135,989	18,375	154,364	—	—	—
NPM Settlement adjustment	—	—	—	(311)	—	(311)
Change in MSA obligations capitalized as inventory	(35)	—	(35)	—	—	—
Payments	(16,776)	(635)	(17,411)	—	—	—
Reclassification to/(from) non-current liabilities	1,635	3,707	5,342	(1,635)	(3,707)	(5,342)
Interest on withholding	—	112	112	—	791	791
Balance as of June 30, 2023	$135,651	$21,855	$157,506	$9,170	$13,201	$22,371

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income before provision for income taxes	$53,183	$54,122	$101,433	$98,886
Income tax expense using estimated annual effective income tax rate	14,997	14,883	28,603	27,191
Changes in effective tax rates	97	86	—	—
Income tax expense	$15,094	$14,969	$28,603	$27,191

There were no discrete items for the three and six months ended June 30, 2023 and 2022.

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$266,208	$266,208	$—	$—

Commercial paper (1)	48,423	—	48,423	—

Money market funds securing legal bonds (2)	24,000	24,000	—	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	12,785	12,785	—	—
Mutual funds invested in debt securities	22,481	22,481	—	—
Total equity securities at fair value	35,266	35,266	—	—
Debt securities available for sale
U.S. government securities	797	—	797	—
Corporate securities	24,595	—	24,595	—
U.S. government and federal agency	25,439	—	25,439	—
Commercial paper	7,479	—	7,479	—
Index-linked U.S. bonds	22,555	—	22,555	—
Total debt securities available for sale	80,865	—	80,865	—

Total investment securities at fair value	116,131	35,266	80,865	—

Long-term investments
Long-term investment securities at fair value (3)	27,911	—	—	—
Total	$482,673	$325,474	$129,288	$—

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(2)    Amounts included in current restricted assets on the condensed consolidated balance sheets.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2023 and December 31, 2022, respectively, except for investments in real estate ventures that were impaired as of December 31, 2022.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION

The Company’s business segments for the three and six months ended June 30, 2023 and 2022 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three and six months ended June 30, 2023 and 2022 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended June 30, 2023
Revenues	$365,662		$—	$—	$365,662
Operating income (loss)	75,122	(1)	148	(3,627)	71,643
Equity in earnings from real estate ventures	—		2,954	—	2,954
Depreciation and amortization	1,419		—	312	1,731

Three months ended June 30, 2022
Revenues	$374,312		$12,890	$—	$387,202
Operating income (loss)	88,332	(2)	6,867	(4,488)	90,711
Equity in losses from real estate ventures	—		(460)	—	(460)
Depreciation and amortization	1,475		6	312	1,793

Six months ended June 30, 2023
Revenues	$699,807		$—	$—	$699,807
Operating income (loss)	153,721	(3)	210	(7,991)	145,940
Equity in earnings from real estate ventures	—		1,061	—	1,061
Depreciation and amortization	2,796		—	627	3,423
Capital expenditures	7,576		—	214	7,790

Six months ended June 30, 2022
Revenues	$683,360		$15,884	$—	$699,244
Operating income (loss)	165,971	(4)	7,842	(7,976)	165,837
Equity in losses from real estate ventures	—		(2,337)	—	(2,337)
Depreciation and amortization	2,952		66	625	3,643
Capital expenditures	2,872		1	38	2,911

(1) Operating income includes $18,105 of litigation settlement and judgment expense.
(2) Operating income includes $57 of litigation settlement and judgment expense.
(3) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $18,375 of litigation settlement and judgment expense.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2022 and Notes thereto, included in our 2022 Annual Report on Form 10-K, and our condensed consolidated financial statements and related Notes as of and for the quarterly period and six months ended June 30, 2023 and 2022.

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

Recent Developments
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended June 30, 2023, approximately 21% of our cigarette unit sales were menthol flavored. A final rule is expected to be adopted by the FDA later this year. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against FDA’s menthol regulation, the effective date may be extended beyond the one-year effective date. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
Repurchase of 10.5% Senior Notes due 2026. In March and April 2023, we repurchased in the market $6,660 and $1,692 in aggregate principal amount of our 10.5% Senior Notes outstanding, respectively. We recorded losses of $40 and $181 for the three and six months ended June 30, 2023 associated with the repurchases, respectively. The 10.5% Senior Notes that were repurchased have been retired.

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
In September 2019, the Special Master held a hearing regarding Mississippi’s claim for pre- and post-judgment interest. In August 2021, the Special Master issued a final report with proposed findings and recommendations that pre-judgment interest, in the amount of approximately $18,800, is due from Liggett from April 2005 through August 3, 2021. In April 2022, the Mississippi Chancery Court affirmed the Special Master’s findings and a final judgment was entered by the court on June 1, 2022. Additional interest amounts will accrue if the judgment is not overturned on appeal. Liggett continues to assert that the April 2017 Chancery Court order is in error because the most favored nations provision in the 1996 Agreement eliminated all of Liggett’s payment obligations to Mississippi. Liggett appealed the final judgment and posted a $24,000 bond in June 2022. The parties recently reached an agreement in principle to settle this matter for $18,000, subject to execution of a settlement agreement. The Company recorded an accrual for the expense associated with the settlement in the second quarter of 2023. There are no assurances that a settlement will be finalized. When and if the settlement is concluded, the bond will be returned to Liggett.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2023 and 2022 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, includes investments in real estate ventures and, prior to 2023, included investments in real estate.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023		2022		2023		2022
Revenues:
Tobacco	$365,662		$374,312		$699,807		$683,360
Real estate	—		12,890		—		15,884
Total revenues	$365,662		$387,202		$699,807		$699,244
Operating income (loss):
Tobacco	$75,122	(1)	$88,332	(2)	$153,721	(3)	$165,971	(4)
Real estate	148		6,867		210		7,842
Corporate and Other	(3,627)		(4,488)		(7,991)		(7,976)
Total operating income	$71,643		$90,711		$145,940		$165,837
(1) Operating income includes $18,105 of litigation settlement and judgment expense.
(2) Operating income includes $57 of litigation settlement and judgment expense.
(3) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $18,375 of litigation settlement and judgment expense.
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
(1) List price increase
(2) Promotional spending reduction

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues. Total revenues were $365,662 for the three months ended June 30, 2023 compared to $387,202 for the three months ended June 30, 2022. The $21,540 (5.6%) decline in revenues was primarily due to a $12,890 decline in Real Estate revenues and a $8,650 decline in Tobacco revenues.
Cost of sales. Total cost of sales was $248,984 for the three months ended June 30, 2023 compared to $271,238 for the three months ended June 30, 2022. The $22,254 (8.2%) decline in cost of sales was primarily due to a $16,205 decline in Tobacco cost of sales and a $6,049 decline in Real Estate cost of sales.

Expenses. Operating expenses were $45,035 for the three months ended June 30, 2023 compared to $25,253 for the three months ended June 30, 2022. The $19,782 (78.3%) increase in operating expenses was primarily due to a $20,765 increase in Tobacco expenses, primarily related to the $18,000 Mississippi settlement accrual. This was offset by a $861 decline in Corporate and Other expenses and a $122 decline in Real Estate expenses.
Operating income. Operating income was $71,643 for the three months ended June 30, 2023 compared to $90,711 for the three months ended June 30, 2022. The $19,068 (21.0%) decline in operating income was due to a $13,210 decline in Tobacco operating income and a $6,719 decline in Real Estate operating income. This was offset by a $861 decline in Corporate and Other operating loss.
Other expenses. Other expenses were $18,460 and $36,589 for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, other expenses primarily consisted of interest expense of $27,124 and a loss of $40 recognized on the repurchase of the 10.5% Senior Notes. This was offset by other income of $4,791, equity in earnings from real estate ventures of $2,954, and equity in earnings from investments of $959. For the three months ended June 30, 2022, other expenses primarily consisted of interest expense of $30,724, other expenses of $3,094, equity in losses from investments of $2,311, and equity in losses from real estate ventures of $460.
Income before provision for income taxes. Income before income taxes was $53,183 and $54,122 for the three months ended June 30, 2023 and 2022, respectively.
Income tax expense. Income tax expense was $15,094 and $14,969 for the three months ended June 30, 2023 and 2022, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2023 and 2022. For the three months ended June 30, 2023, Tobacco revenues were $365,662 compared to $374,312 for the three months ended June 30, 2022. Revenues declined by $8,650 (2.3%) due primarily to an 8.0% (219 million units) decline in unit sales volume, partially offset by increased pricing.
Montego became our largest brand in the second quarter of 2022. Prior to the third quarter of 2022, our strategy for Montego had been based on volume growth, while our strategy for our other brands was based on income growth. In the third quarter of 2022, management made the determination to gradually transition Montego’s growth from a volume-based strategy to an income-based growth strategy and the price of Montego was raised four times between July 2022 and June 2023. For the three months ended June 30, 2023, Montego’s volume has increased to approximately 64% of Liggett’s total unit sales from approximately 43% for the three months ended June 30, 2022. Revenues have also increased as a result of price increases. See “Pricing actions” in Item 2 of the MD&A.
Eagle 20’s is Liggett’s second-largest brand and its percentage of Liggett’s total unit sales declined to approximately 24% for the three months ended June 30, 2023 from approximately 38% for the three months ended June 30, 2022. Pyramid, Liggett’s third-largest brand, also declined to approximately 7% of Liggett’s total unit sales for the three months ended June 30, 2023 from approximately 14% for the three months ended June 30, 2022.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2023	2022

Manufacturing overhead, raw materials and labor	$43,422	$40,427
Customer shipping and handling	2,077	2,304
Federal excise taxes, net	126,750	137,884
FDA expense	7,773	7,624
MSA expense, net of market share exemption	68,962	76,950
Total cost of sales	$248,984	$265,189

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, our MSA expense declined to $0.55 per pack for the three months ended June 30, 2023 from $0.56 per pack from the three months ended June 30, 2022. (We estimated our MSA expense was $0.53 per pack for the year ended December 31, 2022.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable shipments. As of June 30, 2023, we estimate taxable shipments in the U.S. will decline by 8.0% in 2023 compared to our estimate as of June 30, 2022 of a decline of 9.0% in 2022. (The actual change in 2022 taxable shipments was a decline of 9.7%.) We estimate our 2023 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.
Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, increased to 5.4% for the three months ended June 30, 2023 from 5.3% for the three months ended June 30, 2022.
The rate of inflation also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3.0%. As of June 30, 2023, Liggett’s management assumed an inflation adjustment to MSA expense of 3.0% compared to an assumption of 9.0% as of June 30, 2022. (The actual inflation adjustment to the MSA in 2022 was 6.5%.) Our annual MSA expense increases by approximately $2,700 for each 1% increase in the inflation rate more than 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been impacted by inflation. During the three months ended June 30, 2023, Liggett experienced an 18.6% inflation increase in leaf tobacco and raw materials (on a per-unit basis) compared to 3.9% during the three months ended June 30, 2022. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 15.7% increase in production costs (on a per-unit basis) during the three months ended June 30, 2023, compared to a 4.6% increase in production costs during the three months ended June 30, 2022. The cost of leaf and raw materials represented approximately 10.2% and 8.8% of Liggett’s cost of sales for the three months ended June 30, 2023 and 2022, respectively.
Tobacco gross profit was $116,678 for the three months ended June 30, 2023 compared to $109,123 for the three months ended June 30, 2022, an increase of $7,555 (6.9%). The increase in gross profit for the three months ended June 30, 2023 was primarily attributable to increases in net pricing and lower per unit MSA expense and was partially offset by an 8.0% decrease in unit sales and higher manufacturing costs. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin increased to 48.8% in the three months ended June 30, 2023, from 46.2% in the three months ended June 30, 2022 primarily due to price increases.

Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $23,451 and $20,734 for the three months ended June 30, 2023 and 2022, respectively. The increase of $2,717 was primarily due to higher sales and marketing expenses, professional fees and compensation expense. Total tobacco product liability legal expenses, including settlements and judgments, were $20,133 and $1,678 for the three months ended June 30, 2023 and 2022, respectively. Litigation settlement and judgment expenses for the three months ended June 30, 2023 include the $18,000 Mississippi settlement accrual. See Recent Developments in Tobacco-Related Litigation.
Tobacco operating income. Tobacco operating income was $75,122 for the three months ended June 30, 2023 compared to $88,332 for the three months ended June 30, 2022. The decline of $13,210 (15.0%) was primarily attributable to the Mississippi settlement accrual, partially offset by increased gross profit.
Real Estate.
Real Estate revenues. The Real Estate segment includes our investment in New Valley, investments in real estate ventures and, prior to April 2022, when Escena was sold, included investments in real estate. After the sale of Escena, we have no revenues from our real estate segment. Therefore, Real Estate revenues declined from $12,890 to $0 for the three months ended June 30, 2023 and 2022, respectively.
Real Estate revenues and cost of sales for the three months ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended
	June 30,
	2023	2022
Real Estate Revenues:
Sales on facilities located on investments in real estate	$—	$290
Revenues from investments in real estate	—	12,600
Total real estate revenues	$—	$12,890

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$—	$5,891
Cost of sales on facilities located on investments in real estate	—	158
Total real estate cost of sales	$—	$6,049

Operating, selling, administrative and general expenses	$(148)	$(26)

Operating income	$148	$6,867
___________________________________
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $3,627 for the three months ended June 30, 2023 compared to $4,488 for the same period in 2022. The decline in the Corporate and Other operating loss was from the timing of expenses in 2023 compared to 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues. Total revenues were $699,807 for the six months ended June 30, 2023 compared to $699,244 for the six months ended June 30, 2022. The $563 (0.1%) increase in revenues was primarily due to a $16,447 increase in Tobacco revenues related to increased unit pricing, partially offset by a $15,884 decline in Real Estate revenues due to the absence of revenues from investment in real estate as a result of the sale of the Escena investment in April 2022.
Cost of sales. Total cost of sales was $481,270 for the six months ended June 30, 2023 compared to $484,053 for the six months ended June 30, 2022. The $2,783 (0.6%) decline in cost of sales was primarily due to a $7,327 decline in Real Estate cost of sales partially offset by a $4,544 increase in Tobacco cost of sales.

Expenses. Operating expenses were $72,597 for the six months ended June 30, 2023 compared to $49,354 for the same period last year. The $23,243 (47.1%) increase was due to a $24,153 increase in Tobacco expenses, primarily related to litigation settlement and judgment expenses, and a $15 increase in Corporate and Other expense, partially offset by a $925 decline in Real Estate expenses.
Operating income. Operating income was $145,940 for the six months ended June 30, 2023 compared to $165,837 for the same period last year as a result of a decline in Tobacco operating income of $12,250 due primarily to an increase in litigation settlement and judgment expenses, a decline in Real Estate operating income of $7,632, which was associated with the sale of Escena in April 2022, and an increase in Corporate and Other operating loss of $15.
Other expenses. Other expenses were $44,507 for the six months ended June 30, 2023 compared to other expenses of $66,951 for the six months ended June 30, 2022. For the six months ended June 30, 2023, other expenses primarily consisted of interest expense of $54,598 and a loss of $181 recognized on the repurchase of the 10.5% Senior Notes. This was offset by other income of $8,411, equity in earnings from real estate ventures of $1,061, and equity in earnings from investments of $800. For the six months ended June 30, 2022, other expenses primarily consisted of interest expense of $55,822, equity in losses from investments of $4,553, other expenses of $4,239, and equity in losses from real estate ventures of $2,337.
Income before provision for income taxes. Income before income taxes was $101,433 and $98,886 for the six months ended June 30, 2023 and 2022, respectively.
Income tax expense. Income tax expense was $28,603 for the six months ended June 30, 2023 compared to income tax expense of $27,191 for the six months ended June 30, 2022. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All of our Tobacco sales were in the discount category in 2023 and 2022. For the six months ended June 30, 2023, Tobacco revenues were $699,807 compared to $683,360 for the six months ended June 30, 2022. Revenues increased by $16,447 (2.4%) due primarily to price increases partially offset by a 3.4% (173 million units) decline in unit sales volume and changes in sales mix, which occurred as a result of the volume increase in Montego and volume declines in our other brands which are priced in the traditional discount category.
Montego became our largest brand in the second quarter of 2022. Prior to the third quarter of 2022, our strategy for Montego had been based on volume growth, while our strategy for our other brands was based on income growth. In the third quarter of 2022, management made the determination to gradually transition Montego’s growth from a volume-based strategy to an income-based growth strategy and the price of Montego was raised four times between July 2022 and June 2023. For the six months ended June 30, 2023, Montego’s volume has increased to approximately 61% of Liggett’s total unit sales from approximately 41% for the six months ended June 30, 2022. Revenues have also increased as a result of price increases. See “Pricing actions” in Item 2 of the MD&A.
Eagle 20’s is our second-largest brand and its percentage of Liggett’s total unit sales has declined to approximately 26% for the six months ended June 30, 2023 from approximately 39% for the six months ended June 30, 2022. Pyramid, Liggett’s third-largest brand, also declined to approximately 8% of Liggett’s total unit sales for the six months ended June 30, 2023 from approximately 15% for the six months ended June 30, 2022.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2023		2022

Manufacturing overhead, raw materials and labor	$80,596		$73,192
Customer shipping and handling	4,200		4,297
Federal excise taxes, net	244,568		253,963
FDA expense	16,228		14,248
MSA expense, net of market share exemption	135,678	(1)	131,026	(2)
Total cost of sales	$481,270		$476,726
(1) Includes $311 received from a litigation settlement associated with the MSA expense (which reduced cost of sales)
(2) Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales)
The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, our MSA expense increased to $0.56 per pack for the six months ended June 30, 2023 from $0.52 per pack for the six months ended June 30, 2022. (We estimated our MSA expense was $0.53 per pack for the year ended December 31, 2022.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable cigarette shipments. As of June 30, 2023, we estimate taxable shipments in the U.S. will decline by 8.0% in 2023 compared to our estimate as of June 30, 2022 of a decline of 9.0% in 2022. (The actual change in 2022 taxable shipments was a decline of 9.7%.) We estimate our 2023 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.
Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, increased to 5.5% for the six months ended June 30, 2023 from 5.3% for the six months ended June 30, 2022. This consisted of 5.7% and 5.4% for the respective first and second quarters of 2023. We believe market share, computed on a wholesale basis, may be affected by unpredictable wholesaler purchasing patterns. We believe our higher market share in the first quarter compared to the second quarter was the result of wholesale trade de-loading of inventories of a major manufacturer’s products, which lead to lower total industry volumes in the first quarter.
The inflation rate also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of June 30, 2023, Liggett’s management assumed an inflation adjustment to MSA expense of 3.0% compared to an assumption of 9.0% as of June 30, 2022. (The actual inflation adjustment to the MSA in 2022 was 6.5%.) Our annual MSA expense increases by approximately $2,700 for each 1% increase in the inflation rate of more than 3%.
In addition to the MSA expense, we could experience inflationary impacts related to supply chain issues from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been impacted by inflation. During the six months ended June 30, 2023, Liggett experienced a 17.9% increase in leaf tobacco and raw materials (on a per-unit basis) compared to 3.9% during the six months ended June 30, 2022. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 13.3% increase in production costs (on a per-unit basis) during the six months ended June 30, 2023, compared to a 3.5% increase in production costs during the six months ended June 30, 2022. The cost of leaf and raw materials represented approximately 10.1% and 9.0% of Liggett’s cost of sales for the six months ended June 30, 2023 and 2022, respectively.
Tobacco cost of sales was reduced by litigation settlements associated with the MSA expense of $311 during the six months ended June 30, 2023, compared to a reduction of $2,123 during the six months ended June 30, 2022. The decline in settlements increased the change in cost of sales by $1,812 from the six months ended June 30, 2022 compared to the six months ended June 30, 2023.

Tobacco gross profit was $218,537 for the six months ended June 30, 2023 compared to $206,634 for the six months ended June 30, 2022, an increase of $11,903 (5.8%). This increase in gross profit for the six months ended June 30, 2023 was primarily attributable to increased pricing partially offset by a 3.4% decline in unit sales and shift in volume to our lower priced Montego brand. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin remained flat at 48%.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $46,441 for the six months ended June 30, 2023 compared to $40,534 for the six months ended June 30, 2022. The increase of $5,907 was primarily due to Liggett’s triennial national sales meeting held in March 2023, higher sales and marketing expenses, professional fees and compensation expenses. Tobacco product liability legal expenses, including settlements and judgments, were $22,306 and $3,323 for the six months ended June 30, 2023 and 2022, respectively. Litigation settlement and judgment expenses for the for the six months ended June 30, 2023 include the $18,000 Mississippi settlement accrual. See Recent Developments in Tobacco-Related Litigation.
Tobacco operating income. Tobacco operating income was $153,721 for the six months ended June 30, 2023 compared to $165,971 for the six months ended June 30, 2022. The decline of $12,250 (7.4%) was primarily attributable to the Mississippi settlement accrual, partially offset with increased gross profit.
Real Estate.
Real Estate revenues. The Real Estate segment includes our investment in New Valley, investments in real estate ventures and, prior to April 2022, when Escena was sold, included investments in real estate. After the sale of Escena, we have no revenues from our real estate segment. Therefore, Real Estate revenues declined from $15,884 to $0 for the six months ended June 30, 2023 and 2022, respectively.
Real Estate revenues, cost of sales, expenses and operating income for the six months ended June 30, 2023 and 2022, respectively, were as follows:

	Six Months Ended
	June 30,
	2023	2022
Real Estate Revenues:
Sales on facilities located on investments in real estate	$—	$3,259
Revenues from investments in real estate	—	12,625
Total real estate revenues	$—	$15,884

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$—	$5,891
Cost of sales on facilities located on investments in real estate	—	1,436
Total real estate cost of sales	$—	$7,327

Operating, selling, administrative and general expenses	$(210)	$715

Operating income	$210	$7,842

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $7,991 for the six months ended June 30, 2023 compared to $7,976 for the same period in 2022.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic and international real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2023:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2023	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date
Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$8,178	$(4,413)	$3,765	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,646)	6,646	—	—	160,000	SF	TBD		70	R	October 2015	Completed
West Hollywood Edition (9040 Sunset Boulevard) (3)	West Hollywood, CA	October 2014	48.5%	18,673	(18,941)	(268)	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	16.8%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(9,145)	—	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(3,069)	7,623	—	8,741	SF	76,919	SF	15	R	July 2021	October 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	3,926	22,024	—	472,000	SF	15,000	SF	234	R	April 2020	November 2024
The Brooklyn Tower (9 DeKalb Avenue)	Brooklyn, NY	April 2019	4.1%	5,000	1,503	6,503	—	450,000	SF	120,000	SF	540	R	March 2019	September 2023
Natura Gardens (17351 NW 94th Court)	Miami, FL	December 2019	77.8%	8,112	4,722	12,834	—	460,000	SF	—		460	R	December 2019	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	(3,774)	3,774	—	—	58,000	SF	—		15	R	October 2020	Completed
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	2,388	146	2,534	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	49.7%	21,500	2,847	24,347	—	335,000	SF	8,000	SF	502	R	July 2022	September 2025
3621 Collins Ave (4)	Miami Beach, FL	March 2022	2.5%	1,000	—	1,000	—	TBD						TBD	TBD
Alchemy Nash Square (303 S. Dawson St)	Raleigh, NC	June 2022	75.0%	7,460	516	7,976	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,084	252	4,336	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,000	160	4,160	—	TBD						TBD	TBD
353 6th Ave	Brooklyn, NY	January 2023	27.0%	700	14	714	—	5,360	SF	—	—	4	R	April 2023	October 2024
1717 N. Flagler Drive(4)	West Palm Beach, FL	June 2023		2,500	—	2,500	—
20 N. Ocean Blvd(4)	Pompano Beach, FL	June 2023		2,500	—	2,500	—
Condominium and Mixed Use Development				$121,245	$(18,697)	$102,548	$—

The Park (500 Broadway)	Santa Monica, CA	March 2017	15.0%	$1,825	$(1,270)	$555	$—	N/A		N/A		N/A		N/A	N/A
Riverchase Landing	Hoover, AL	October 2021	50.0%	11,350	(3,488)	7,862	—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$13,175	$(4,758)	$8,417	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$8,682	$(8,449)	$233	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,328)	1,328	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(6,048)	—	—	52	Acres	—		101	H	N/A	N/A
The Thompson Central Park (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(818)	182	—	470,000	SF	—		587 99	H R	May 2020	November 2023
Hotels				$14,402	$(13,987)	$415	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(4,758)	$7,512	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	2,965	5,292	8,257	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$15,235	$534	$15,769	$—

Total Carrying Value				$164,057	$(36,908)	$127,149	$—

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
(3) Equity in losses in excess of the joint ventures' carrying value were $268 as of June 30, 2023, and are classified in Other current liabilities.
(4) The 3621 Collins Ave, BH Palm Beach 1717 and PRH-BH Pompano Beach ventures are measured at cost, less impairment, following the guidance under ASC 821. The investments are included in Other Assets on the condensed consolidated balance sheets.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots
TBD -To be determined	R - Residential Units	R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in “Carrying Value as of June 30, 2023” were $12,907. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the six months ended June 30, 2023, New Valley capitalized $2,128 of interest costs and utilized (reversed) $15 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $106,326 and $154,492 for the six months ended June 30, 2023 and 2022, respectively.
Cash provided by operations was $218,218 and $211,211 for the six months ended June 30, 2023 and 2022, respectively.
Cash used in investing activities was $14,569 six months ended June 30, 2023 and cash provided by investing activities was $7,565 for the six months ended June 30, 2022. In the first six months of 2023, cash used in investing activities was for the purchase of investment securities of $48,726, capital expenditures of $7,790, investments in real estate ventures of $5,281, purchase of long-term investments of $5,088, an increase in cash surrender value of life insurance policies of $1,109, and an increase in restricted assets of $18. This was offset by maturities of investment securities of $39,764, the sale of investment securities of $9,505, distributions from investments in real estate ventures of $4,109, and paydowns of investment securities of $65. In the first six months of 2022, cash provided by investing activities was from maturities of investments securities of $36,357, the sale of investment securities of $21,011, distributions from investments in real estate ventures of $3,641, proceeds from the sale or liquidation of long-term investments of $1,101, and paydowns of investment securities of $114. This was offset by the purchase of investment securities of $39,000, investments in real estate ventures of $10,456, capital expenditures of $2,911, an increase in cash surrender value of life insurance policies of $1,282, purchase of long-term investments of $1,000, and issuance of a note receivable of $10. Liggett has entered into purchase commitments of approximately $13,400 related to factory modernization throughout 2023 and 2024 and has funded approximately $9,800 of these capital commitments as of June 30, 2023. The remaining $3,602 of capital expenditures will be incremental to Liggett’s recurring capital expenditure program.
Cash used in financing activities was $97,323 and $64,284 for the six months ended June 30, 2023 and 2022, respectively. In the first six months of 2023, cash was used for the dividends on common stock of $63,200, net repayments of debt under the revolver of $22,031, the repurchase and repayments of debt of $8,412, and the tax benefit of options exercised of $3,680. Repurchases and repayments of debt for the six months ended June 30, 2023 included our repurchase in the market of $8,352 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $8,398 plus accrued interest. The 10.5% Senior Notes that were repurchased have been retired. In the first six months of 2022, cash was used for the dividends on common stock of $63,327, other of $938, repayments of debt of $17, and net repayments of debt under the revolver of $2.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $106,400, dividends on our outstanding common shares of approximately $126,400, which is based on an assumed quarterly cash dividend of $0.20 per share and other corporate expenses and income taxes.
As of June 30, 2023, we had cash and cash equivalents of $330,323 (including $102,904 of cash at Liggett), investment securities and long-term investments, which were carried at $160,883 (see Note 4 to condensed consolidated financial statements). As of June 30, 2023, our investments in real estate ventures were carried at $121,417.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. The amount of the bond, which was approximately $24,900 at June 30, 2023, has been included as a component of current restricted cash in our Balance Sheet as of June 30, 2023. The parties recently reached an agreement in principle to settle this matter for $18,000, subject to execution of a settlement agreement. We recorded the expense associated with the settlement in the second quarter of 2023. When and if the settlement is concluded, the bond will be returned to Liggett.
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
Tobacco Litigation. As of June 30, 2023, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.

Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, 16 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. Liggett may be required to make additional payments to Mississippi which could have an adverse effect on our consolidated financial position. The parties recently reached an agreement in principle to settle this matter for $18,000, subject to execution of a settlement agreement. We recorded the expense associated with the settlement in the second quarter of 2023. See Recent Developments in Tobacco-Related Litigation.
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
Vector Indebtedness.
5.75% Senior Secured Notes due 2029. In 2021, we sold $875,000 in aggregate principal amount of our 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) contained in Rule 144A and Regulation S thereunder.
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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of June 30, 2023.

	Indenture	June 30, 2023
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$379,055
Leverage ratio, as defined	<3.0 to 1	2.35 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.97 to 1

As of June 30, 2023, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of June 30, 2023.

Covenant	Indenture Requirement	June 30, 2023
Consolidated EBITDA, as defined	N/A	$351,210
Fixed charge coverage ratio, as defined	>2.0 to 1	3.79 to 1
Net leverage ratio, as defined	<4.0 to 1	2.19 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.45 to 1
As of June 30, 2023, we were in compliance with all of the debt covenants related to the 2026 Indenture.
In April 2023, we repurchased in the market $1,692 in aggregate principal amount of our 10.5% Senior Notes. In March 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes. In September 2022, we repurchased in the market $12,865 in aggregate principal amount of our 10.5% Senior Notes. All the repurchased 10.5% Senior Notes have been retired.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of June 30, 2023 and the related Condensed Consolidating Statements of Operations for the six months ended June 30, 2023 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of June 30, 2023 and December 31, 2022 and the related Summarized Combined Statements of Operations for the six months ended June 30, 2023 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	June 30, 2023	December 31, 2022
Assets:
Current assets	$640,016	$507,437
Noncurrent assets	266,741	282,511
Intercompany receivables from Nonguarantor Subsidiaries	2,208	2,238

Liabilities:
Current liabilities	307,210	190,734
Noncurrent liabilities	1,508,855	1,514,831

Summarized Combined Statements of Operations:

	Six Months Ended
	June 30,
	2023	2022
Revenues	$699,807	$683,360
Cost of sales	481,270	476,726
Operating income	145,885	158,136
Net income	72,072	65,378

Liggett Credit Facility. As of June 30, 2023, there was an outstanding balance of $4 under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $83,800 based on eligible collateral at June 30, 2023. At June 30, 2023, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $340,647 for the last twelve months ended June 30, 2023. On May 8, 2023, Liggett, Maple and Vector Tobacco amended the Credit Agreement to replace LIBOR with SOFR as the applicable reference rate and to reduce the unused line fee. Following the amendment, loans under the Credit Agreement will bear interest at a rate equal to, at the borrower’s option, (a) the base rate (which is the highest of (i) 0%, (ii) the federal funds rate plus 0.50%, (iii) the prime rate of Wells Fargo or (iv) Term SOFR for a one month interest period), (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%. The amendment also reduced the unused line fee applicable to the average undrawn commitments to 0.25%, regardless of the amount borrowed under the facility. The amendment to the Credit Agreement is being filed as an exhibit to this Quarterly Report on Form 10-Q and the summary above is qualified in all respects by the full language of the amendment.

Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of June 30, 2023, we and our subsidiaries had total outstanding indebtedness of approximately $1,408,800. Of this amount, $875,000 comprised the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $533,783 comprised the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns. We had cash and cash equivalents of approximately $330,300, investment securities at fair value of approximately $116,100, long-term investments with an estimated value of approximately $44,800, and availability under Liggett’s credit facility of approximately $83,800 at June 30, 2023. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. In April 2023, we repurchased in the market $1,692 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $1,705. In March 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $6,693. The Senior Notes that were repurchased have been retired. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase additional amounts of our 10.5% Senior Notes due 2026 in open-market purchases or privately negotiated transactions.
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

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not exceeding anticipated requirements and are at prices, including carrying costs, established at the commitment date. At June 30, 2023, Liggett had tobacco purchase commitments of approximately $34,695. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2025.
Future machinery and equipment purchase commitments at Liggett were $9,289, including $3,602 for factory modernization at June 30, 2023.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of June 30, 2023, there was an outstanding balance of $4 on the Liggett Credit Facility which also has variable interest rates. As of June 30, 2023, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.

We held debt securities available for sale totaling $80,865 as of June 30, 2023. See Note 4 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), the fair value of our debt securities available for sale could decrease or increase by approximately $460.
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

Equity Security Price Risk

As of June 30, 2023, we held various investments in equity securities with a total fair value of $63,177, of which $35,266 represents mutual funds that invest in debt securities and other equity securities at fair value and $27,911 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 4 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of June 30, 2023, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,318.

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

Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and this report filed with the Securities and Exchange Commission.
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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended June 30, 2023.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2023	—	$—		—	—
May 1 to May 31, 2023	41,560	11.86	(1)	—	—
June 1 to June 30, 2023	—	—		—	—
Total	41,560	$11.86		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of certain employees’ shares of restricted stock. The shares purchased were immediately canceled.

Item 5.     Other Information

Securities Trading Plans of Directors and Executive Officers

In the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

Item 6.    Exhibits:

*3.5	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.2 in Vector’s Form 8-K dated December 15, 2022).

*4.1	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, and, upon its accession thereto pursuant to Amendment No. 5 and Joinder, Vector Tobacco LLC, the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement, dated as of March 22, 2021, and Amendment No. 5 and Joinder to Third Amended and Restated Credit Agreement, dated as of May 8, 2023 (incorporated by reference to Exhibit 4.1 in Vector’s 10-Q for the period ended March 31, 2023).

*10.1	Vector Group Ltd. 2023 Management Incentive Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 26, 2023).

*22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of Vector’s Form 10-K for the year ended December 31, 2022).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 4, 2023