Form 10-Q
period 2023-09-30
VECTOR GROUP LTD
filed 2023-11-03
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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
☐ Yes ☒ No
    At October 30, 2023, Vector Group Ltd. had 155,933,020 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	September 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$436,522	$224,580
Investment securities at fair value	128,704	116,436
Accounts receivable - trade, net	25,026	40,677
Inventories	89,264	92,448
Income taxes receivable, net	2,898	8,454
Other current assets	12,302	9,770
Total current assets	694,716	492,365
Property, plant and equipment, net	43,600	39,580
Long-term investments (includes $29,843 and $28,919 at fair value)	45,743	44,959
Investments in real estate ventures	122,172	121,117
Operating lease right-of-use assets	8,020	7,742
Intangible assets	107,511	107,511
Other assets	79,259	95,317
Total assets	$1,101,021	$908,591
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$15	$22,065
Current amounts due under the Master Settlement Agreement	205,222	14,838
Current operating lease liability	3,854	3,551
Other current liabilities	129,225	135,170
Total current liabilities	338,316	175,624
Notes payable, long-term debt and other obligations, less current portion	1,385,499	1,390,261
Non-current employee benefits	65,509	63,216
Deferred income taxes, net	53,063	51,034
Non-current operating lease liability	5,147	5,469
Amounts due under the Master Settlement Agreement	8,747	11,116
Other liabilities	18,095	19,748
Total liabilities	1,874,376	1,716,468
Commitments and contingencies (Note 7)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 155,933,020 and 154,840,902 shares issued and outstanding	15,593	15,484
Additional paid-in capital	8,702	5,092
Accumulated deficit	(782,125)	(812,380)
Accumulated other comprehensive loss	(15,525)	(16,073)
Total Vector Group Ltd. stockholders' deficiency	(773,355)	(807,877)
Total liabilities and stockholders' deficiency	$1,101,021	$908,591

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Tobacco*	$364,111	$377,995	$1,063,918	$1,061,355
Real estate	—	—	—	15,884
Total revenues	364,111	377,995	1,063,918	1,077,239

Expenses:
Cost of sales:
Tobacco*	245,680	267,023	726,950	743,749
Real estate	—	—	—	7,327
Total cost of sales	245,680	267,023	726,950	751,076

Operating, selling, administrative and general expenses	27,512	27,040	81,734	76,265
Litigation settlement and judgment expense	414	31	18,789	160
Operating income	90,505	83,901	236,445	249,738

Other income (expenses):
Interest expense	(27,256)	(27,598)	(81,854)	(83,420)
Gain (loss) on extinguishment of debt	—	412	(181)	412
Equity in losses from investments	(941)	(619)	(141)	(5,172)
Equity in earnings (losses) from real estate ventures	3,739	(1,903)	4,800	(4,240)
Other, net	7,107	(804)	15,518	(5,043)
Income before provision for income taxes	73,154	53,389	174,587	152,275
Income tax expense	20,455	14,533	49,058	41,724
Net income	$52,699	$38,856	$125,529	$110,551

Per basic common share:

Net income applicable to common shares	$0.33	$0.25	$0.80	$0.70

Per diluted common share:

Net income applicable to common shares	$0.33	$0.25	$0.80	$0.70

* Revenues and cost of sales include federal excise taxes of $122,943, $138,041, $367,511, and $392,004 for the three and nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$52,699	$38,856	$125,529	$110,551

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized losses	(38)	(948)	(464)	(2,841)
Net unrealized losses reclassified into net income	32	953	467	2,783
Net unrealized (losses) gains on investment securities available for sale	(6)	5	3	(58)

Net change in pension-related amounts:
Amortization of loss	245	403	735	1,211
Net change in pension-related amounts	245	403	735	1,211

Other comprehensive income	239	408	738	1,153

Income tax effect on:
Change in net unrealized losses on investment securities	11	245	120	733
Net unrealized losses reclassified into net income on investment securities	(9)	(246)	(121)	(718)
Pension-related amounts	(63)	(104)	(189)	(313)
Income tax provision on other comprehensive income	(61)	(105)	(190)	(298)

Other comprehensive income, net of tax	178	303	548	855

Comprehensive income	$52,877	$39,159	$126,077	$111,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of July 1, 2023	155,934,987	$15,593	$6,054	$(803,069)	$(15,703)	$(797,125)
Net income	—	—	—	52,699	—	52,699
Total other comprehensive income	—	—	—	—	178	178
Dividends on common stock ($0.20 per share)	—	—	—	(31,755)	—	(31,755)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(1,967)	—	(25)	—	—	(25)
Stock-based compensation	—	—	2,673	—	—	2,673
Balance as of September 30, 2023	155,933,020	$15,593	$8,702	$(782,125)	$(15,525)	$(773,355)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of July 1, 2022	154,896,129	$15,490	$3,066	$(834,297)	$(15,171)	$(830,912)
Net income	—	—	—	38,856	—	38,856
Total other comprehensive income	—	—	—	—	303	303
Dividends on common stock ($0.20 per share)	—	—	—	(31,739)	—	(31,739)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(100,227)	(10)	(1,101)	—	—	(1,111)
Stock-based compensation	—	—	1,558	—	—	1,558
Other	—	—	—	(265)	—	(265)
Balance as of September 30, 2022	154,795,902	$15,480	$3,523	$(827,445)	$(14,868)	$(823,310)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	154,840,902	$15,484	$5,092	$(812,380)	$(16,073)	$(807,877)
Net income	—	—	—	125,529	—	125,529
Total other comprehensive income	—	—	—	—	548	548
Dividends on common stock ($0.60 per share)	—	—	—	(95,274)	—	(95,274)
Restricted stock grants	1,290,000	129	(129)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(240,948)	(25)	(3,152)	—	—	(3,177)
Withholding of shares as payment of payroll tax liabilities in connection with exercise of stock options	(1,012,249)	(101)	(12,532)	—	—	(12,633)
Exercise of stock options	1,055,315	106	11,999	—	—	12,105
Stock-based compensation	—	—	7,424	—	—	7,424
Balance as of September 30, 2023	155,933,020	$15,593	$8,702	$(782,125)	$(15,525)	$(773,355)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2022	153,959,427	$15,396	$11,172	$(852,398)	$(15,723)	$(841,553)
Net income	—	—	—	110,551	—	110,551
Total other comprehensive income	—	—	—	—	855	855
Dividends on common stock ($0.60 per share)	—	—	—	(95,265)	—	(95,265)
Restricted stock grants	1,070,000	107	(107)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(233,525)	(23)	(2,645)	—	—	(2,668)
Stock-based compensation	—	—	6,275	—	—	6,275
Reallocation of distribution of Douglas Elliman	—	—	(11,172)	11,172	—	—
Other	—	—	—	(1,505)	—	(1,505)
Balance as of September 30, 2022	154,795,902	$15,480	$3,523	$(827,445)	$(14,868)	$(823,310)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$125,529	$110,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,185	5,430
Non-cash stock-based expense	7,424	6,275
Loss (gain) on extinguishment of debt	181	(412)
Deferred income taxes	1,953	2,724
Distributions from investments	—	540
Equity in losses from investments	141	5,172
Net (gains) losses on investment securities	(373)	10,296
Equity in (earnings) losses from real estate ventures	(4,800)	4,240
Distributions from real estate ventures	4,091	2,986
Non-cash interest expense	1,814	3,333
Non-cash lease expense	2,597	2,530
Other	7	—
Changes in assets and liabilities:
Receivables	15,829	(11,519)
Inventories	3,184	8,514
Accounts payable and accrued liabilities	(11,198)	(21,099)
Amounts due under the Master Settlement Agreement	188,016	200,266
Litigation accruals	1,260	—
Other assets and liabilities, net	131	(810)
Net cash provided by operating activities	$340,971	$329,017

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from investing activities:
Sale of investment securities	$9,492	$21,152
Maturities of investment securities	58,563	49,789
Purchase of investment securities	(79,099)	(48,828)
Proceeds from sale or liquidation of long-term investments	4,062	4,413
Purchase of long-term investments	(9,361)	(4,312)
Investments in real estate ventures	(6,632)	(19,644)
Distributions from investments in real estate ventures	9,273	3,791
Increase in cash surrender value of life insurance policies	(1,263)	(1,268)
(Increase) decrease in restricted assets	(18)	5
Issuance of notes receivable	(500)	—
Proceeds from sale of fixed assets	3	—
Capital expenditures	(9,067)	(8,759)
Paydowns of investment securities	91	157
Net cash used in investing activities	(24,456)	(3,504)
Cash flows from financing activities:
Repurchase and repayments of debt	(8,420)	(12,246)
Borrowings under revolving credit facility	87,497	67,451
Repayments on revolving credit facility	(109,532)	(67,453)
Dividends on common stock	(94,716)	(96,636)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(3,705)	—
Other	—	(938)
Net cash used in financing activities	(128,876)	(109,822)
Net increase in cash, cash equivalents and restricted cash	187,639	215,691
Cash, cash equivalents and restricted cash, beginning of period	250,374	194,849
Cash, cash equivalents and restricted cash, end of period	$438,013	$410,540

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS applicable to common shares was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$52,699	$38,856	$125,529	$110,551
Income attributable to participating securities	(1,438)	(1,180)	(3,418)	(3,405)
Net income available to common stockholders	$51,261	$37,676	$122,111	$107,146

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average shares for basic EPS	153,276,443	152,859,378	153,168,872	152,716,470
Incremental shares related to stock options and non-vested restricted stock	119,660	50,802	127,385	156,452
Weighted-average shares for diluted EPS	153,396,103	152,910,180	153,296,257	152,872,922

The following non-vested restricted stock was outstanding during the three and nine months ended September 30, 2023 and 2022, respectively, and was not included in the computation of diluted EPS because the impact of the per share expense

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

associated with the non-vested restricted stock was greater than the average market price of the common shares during the respective periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted-average shares of non-vested restricted stock	22,500	—	—	—
Weighted-average expense per share	$11.23	$—	$—	$—

(d)Other, net:

Other, net consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income	$6,808	$2,406	$15,659	$3,791
Net gains (losses) recognized on investment securities	166	(3,127)	373	(10,296)
Net periodic benefit cost other than the service costs	(337)	(236)	(1,015)	(709)
Other income	470	153	501	2,171
Total other, net	$7,107	$(804)	$15,518	$(5,043)

(e)Other Assets:

Other assets consisted of:

	September 30, 2023	December 31, 2022
Restricted assets	$1,604	$25,907
Prepaid pension costs	39,951	38,100
Other assets	37,704	31,310
Total other assets	$79,259	$95,317

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)Other Current Liabilities:

Other current liabilities consisted of:

	September 30, 2023	December 31, 2022
Accounts payable	$6,364	$6,351
Accrued promotional expenses	54,454	56,645
Accrued excise and payroll taxes payable, net	4,497	17,160
Accrued interest	31,738	30,451
Accrued salaries and benefits	8,572	9,614
Allowance for sales returns	11,468	7,526
Other current liabilities	12,132	7,423
Total other current liabilities	$129,225	$135,170
(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$436,522	$224,580
Restricted cash and cash equivalents included in other assets	1,491	25,794
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$438,013	$250,374
(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 and $3,150 under the Transition Services Agreement and $452 and $1,748 under the Aircraft Lease Agreements for the three and nine months ended September 30, 2023 and $352 and $1,529 for the three and nine months ended September 30, 2022, respectively.
The Company has agreed to indemnify Douglas Elliman for certain tax matters under the Tax Disaffiliation Agreement. The Company paid Douglas Elliman $581 as of September 30, 2022 and recorded Other expense of $28 and $581 in its condensed consolidated statement of operations for the three and nine months ended September 30, 2022 related to the tax indemnification.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions from these projects of approximately $104 and $946 for the three and nine months ended September 30, 2023 and $115 and $1,216 for the three and nine months ended September 30, 2022, respectively.
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
Real Estate. Real Estate segment revenues are disaggregated in the table below. The Real Estate segment includes the Company’s investment in New Valley, investments in real estate ventures and, prior to April 2022 when Escena was sold, included investments in real estate. After the sale of Escena, the Company has no revenues from its real estate segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Real Estate Segment Revenues
Sales on facilities located on investments in real estate	$—	$—	$—	$3,259
Revenues from investments in real estate	—	—	—	12,625
Total real estate revenues	$—	$—	$—	$15,884

3.    INVENTORIES

Inventories consisted of:

	September 30, 2023	December 31, 2022
Leaf tobacco	$40,731	$39,893
Other raw materials	10,915	8,808
Work-in-process	903	798
Finished goods	64,348	64,865
Inventories at current cost	116,897	114,364
LIFO adjustments:
Leaf tobacco	(18,249)	(15,213)
Other raw materials	(2,520)	(1,220)
Work-in-process	(25)	(25)
Finished goods	(6,839)	(5,458)
Total LIFO adjustments	(27,633)	(21,916)
	$89,264	$92,448

All inventories as of September 30, 2023 and December 31, 2022 are reported under the LIFO method.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $23,020 and $23,084 as of September 30, 2023 and December 31, 2022, respectively. Federal excise tax capitalized in inventory was $25,164 and $26,423 as of September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, Liggett had tobacco purchase commitments of approximately $40,210. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2025.

4.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	September 30, 2023	December 31, 2022
Debt securities available for sale	$92,646	$81,643

Equity securities at fair value:
Marketable equity securities	13,351	12,724
Mutual funds invested in debt securities	22,707	22,069
Long-term investment securities at fair value (1)	29,843	28,919
Total equity securities at fair value	65,901	63,712

Total investment securities at fair value	158,547	145,355
Less:
Long-term investment securities at fair value (1)	29,843	28,919
Current investment securities at fair value	$128,704	$116,436

Long-term investment securities at fair value (1)	$29,843	$28,919
Equity-method investments	15,900	16,040
Total long-term investments	$45,743	$44,959

Equity securities and other long-term investments at cost (2)	$7,755	$2,755
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net gains (losses) recognized on equity securities	$198	$(2,174)	$840	$(7,513)
Net gains (losses) recognized on debt securities available for sale	2	—	(177)	6
Impairment expense	(34)	(953)	(290)	(2,789)
Net gains (losses) recognized on investment securities	$166	$(3,127)	$373	$(10,296)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale as of September 30, 2023 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$92,633	$13	$—	$92,646

The table below summarizes the maturity dates of debt securities available for sale as of September 30, 2023.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. government securities	$28,544	$—	$28,544	$—
Corporate securities	20,857	16,474	4,383	—
U.S. mortgage-backed securities	24,298	20,247	4,019	32
Commercial paper	8,979	8,979	—	—
U.S. treasury bills	9,968	9,968	—	—
Total debt securities available for sale by maturity dates	$92,646	$55,668	$36,946	$32

The components of debt securities available for sale at December 31, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$81,629	$14	$—	$81,643

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater as of September 30, 2023 and December 31, 2022, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gross realized gains on sales	$2	$—	$7	$7
Gross realized losses on sales	—	—	(184)	(1)
Net gains (losses) recognized on debt securities available for sale	$2	$—	$(177)	$6

Impairment expense	$(34)	$(953)	$(290)	$(2,789)

Although management does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value during the three and nine months ended September 30, 2023 and 2022, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net gains (losses) recognized on equity securities	$198	$(2,174)	$840	$(7,513)
Less: Net gains (losses) recognized on equity securities sold	32	(16)	303	290
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$166	$(2,158)	$537	$(7,803)

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 9. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $303 related to long-term investment securities at fair value as of September 30, 2023.
The Company received $4,062 and $4,953 of cash distributions for the nine months ended September 30, 2023 and 2022, respectively. The company recorded $88 of in-transit redemptions as of September 30, 2023. The Company classified all cash distributions as investing cash inflows.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	September 30, 2023	December 31, 2022
Mutual fund and hedge funds	$15,900	$16,040

On September 30, 2023, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 7.40% to 38.67%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in losses from investments were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Mutual fund and hedge funds	$(941)	$(619)	$(141)	$(5,172)

(d) Equity Securities and Other Long-Term Investments Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities and other long-term investments without readily determinable fair values that do not qualify for the NAV practical expedient consisted of profit participation agreements and investments in various limited liability companies. During the nine months ended September 30, 2023, the Company invested $5,000 into two additional investments, which do not qualify for the NAV practical expedient. The total carrying value of these investments that do not qualify for the NAV practical expedient was $7,755 as of September 30, 2023 and $2,755 as of December 31, 2022, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and nine months ended September 30, 2023 and 2022, respectively.

5. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	September 30, 2023	December 31, 2022
Condominium and Mixed-Use Development	4.1% - 77.8%	$98,275	$93,350
Apartment Buildings	15.0% - 50.0%	8,184	9,910
Hotels	0.4% - 49.0%	138	2,510
Commercial	1.6% - 49.0%	15,575	15,347
Investments in real estate ventures		$122,172	$121,117
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ as a result of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2023	2022
Condominium and Mixed-Use Development	$6,484	$11,368
Apartment Buildings	148	—
Hotels	—	206
Commercial	—	8,070
Total contributions	$6,632	$19,644

For ventures where New Valley previously held an investment and made an additional contribution, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

nine months ended September 30, 2023 and 2022. New Valley’s direct investment percentage in its existing ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Nine Months Ended
	September 30,
	2023	2022
Condominium and Mixed-Use Development	$7,798	$1,032
Apartment Buildings	—	550
Hotels	5,164	—
Commercial	402	736
Other	—	4,459
Total distributions	$13,364	$6,777

Of the distributions received by New Valley from its investment in real estate ventures, $4,091 and $2,986 were from distributions of earnings for the nine months ended September 30, 2023 and 2022, respectively, and $9,273 and $3,791 were a return of capital for the nine months ended September 30, 2023 and 2022, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Condominium and Mixed-Use Development	$(912)	$(2,142)	$3,250	$(5,274)
Apartment Buildings	(265)	(450)	(1,874)	(1,374)
Hotels	4,886	427	2,792	(620)
Commercial	30	262	632	778
Other	—	—	—	2,250
Equity in earnings (losses) from real estate ventures	$3,739	$(1,903)	$4,800	$(4,240)

The Company recorded impairment expense of $0 and $1,202 for the three and nine months ended September 30, 2023, respectively. The expense related to one hotel venture. As a result of the Company recording impairment charges on certain of its investments in real estate ventures, the impaired real estate venture was recorded at fair value as of the period when the impairment charge was recorded. The impaired real estate venture was measured at fair value on a nonrecurring basis as a result of recording an other-than-temporary impairment charge.

Investment in Real Estate Ventures Entered Into During the Nine Months Ended September 30, 2023:

In January 2023, New Valley invested $700 for an approximate 27% interest in 353 6th LLC. The joint venture plans to develop a condominium complex. The venture is a variable interest entity (“VIE”); however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss as a result of its investment in 353 6th LLC was $721 as of September 30, 2023.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

September 30, 2023
Condominium and Mixed-Use Development	$98,275
Apartment Buildings	8,184
Hotels	138
Commercial	15,575
Total maximum exposure to loss	$122,172

New Valley capitalized $966 and $3,094 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2023, respectively. New Valley capitalized $1,101 and $3,152 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and nine months ended September 30, 2022, respectively.

Investments in Real Estate, net:

Escena. New Valley recorded operating income of $0 and $1,316 for the three and nine months ended September 30, 2022 from Escena. Escena is a master planned community, golf course, and club house in Palm Springs, California. In April 2022, New Valley sold Escena.

6.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	September 30, 2023	December 31, 2022
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $1,847 and $2,209	531,936	539,926
Liggett:
Revolving credit agreement	—	22,035
Equipment loans	15	37
Notes payable, long-term debt and other obligations	1,406,951	1,436,998
Less:
Debt issuance costs	(21,437)	(24,672)
Total notes payable, long-term debt and other obligations	1,385,514	1,412,326
Less:
Current maturities	(15)	(22,065)
Amount due after one year	$1,385,499	$1,390,261

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.75% Senior Secured Notes due 2029 — Vector:
As of September 30, 2023, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
10.5% Senior Notes due 2026 — Vector:
In March 2023, the Company repurchased in the market $6,660 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a loss of $141 associated with the repurchase. In April 2023, the Company repurchased in the market $1,692 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a loss of $40 associated with the repurchase. In October 2023, the Company repurchased in the market $6,250 in aggregate principal amount of its 10.5% Senior Notes outstanding and will record a loss of $103 associated with the repurchase. The 10.5% Senior Notes that were repurchased have been retired.
As of September 30, 2023, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
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
As of September 30, 2023, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $78,900 based on eligible collateral on September 30, 2023. As of September 30, 2023, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.
Non-Cash Interest Expense — Vector:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amortization of debt discount, net	$124	$111	$362	$324
Amortization of debt issuance costs	1,104	1,036	3,254	3,052
(Gain) loss on repurchase of 10.5% Senior Notes	—	(412)	181	(412)
Total non-cash interest expense	$1,228	$735	$3,797	$2,964

Fair Value of Notes Payable and Long-Term Debt:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
5.75% Senior Secured Notes due 2029	$875,000	$742,796	$875,000	$758,993
10.5% Senior Notes due 2026	531,936	534,077	539,926	537,202
Liggett and other	15	15	22,072	22,072
Notes payable and long-term debt	$1,406,951	$1,276,888	$1,436,998	$1,318,267

Notes payable and long-term debt are recorded on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 9 if such

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of September 30, 2023 to determine the fair value of its publicly-traded notes and debentures. The carrying value of the Credit Agreement is equal to fair value. The fair value of the equipment loans and other obligations was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

7.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the nine months ended September 30, 2023 and 2022, Liggett incurred tobacco product liability legal expenses and costs totaling $6,694 and $6,035, respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of September 30, 2023, there are no litigation bonds posted.
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
Individual Actions
As of September 30, 2023, there were 60 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Massachusetts	23
Illinois	16
Florida	10
Hawaii	4
Nevada	4
Louisiana	2
California	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of September 30, 2023, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 213 Engle progeny cases for approximately $8,400 in the aggregate. Two of these settlements occurred in the third quarter of 2023.
As of September 30, 2023, 15 Engle progeny cases remain pending in state court where Liggett is a named defendant. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of September 30, 2023, Liggett paid $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.
Liggett Only Cases
As of September 30, 2023, there were five cases pending where Liggett is the sole defendant: Cowart, Cunningham, Siler and Watson are Individual Actions and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase.
Upcoming Trials
As of September 30, 2023, there were five Individual Actions (Caravalho, Kanuha, Lane, Manious, and Silva) scheduled for trial through September 30, 2024, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.

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
Class Actions
As of September 30, 2023, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of September 30, 2023, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
MSA and Other State Settlement Agreements
In March 1996, March 1997 and March 1998, Liggett entered into settlements of smoking-related litigation with 45 states (including Florida, Mississippi, Texas and Minnesota) and territories. The settlements released Liggett from all smoking-related claims made by those states and territories, including claims for health care cost reimbursement and claims concerning sales of cigarettes to minors.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.5% of the total cigarettes sold in the United States in the first nine months of 2023. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 29, 2022, Liggett and Vector Tobacco pre-paid $268,250 of their approximate $285,000 2022 MSA obligation. The remaining balance of $16,780 was paid in April 2023.
Certain MSA Disputes
NPM Adjustment. Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for 2003 - 2022. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2022, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
To date, the PMs, have settled the NPM Adjustment dispute with 40 states representing approximately 81% of the MSA allocable share. As a result of the settlements, Liggett and Vector Tobacco reduced cost of sales for the nine months ended

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

September 30, 2023 and 2022 by $11,270 and $9,665, respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of September 30, 2023, Liggett and Vector Tobacco had accrued approximately $8,700 related to the disputed amounts withheld from the non-settling states for 2005 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
The 2004 NPM Adjustment arbitration with the non-settling states commenced in 2016, with the arbitration panel finding three states liable for the NPM Adjustment. Two of these states filed motions challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM Adjustment. Individual state hearings with respect to the NPM Adjustments for 2005 - 2007 are ongoing with the non-settling states.
Other State Settlements. The MSA replaced Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. In 1999, Liggett ceased making payments to those four states based on the most favored nation provisions contained in the settlement agreements. Thereafter, each of the four states disputed Liggett’s determination regarding its payment obligations.
In 2003, as a result of its dispute with Minnesota, Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett are sold in that state, through 2022. In 2023, Minnesota and Liggett agreed to amend that agreement with Liggett agreeing to pay $1,000 per year for an additional ten years. In 2010, Liggett resolved the dispute with Florida and agreed to pay $1,200 and to make annual payments of $250 through 2032, with the payments in 2022 through the duration of the agreement subject to an inflation adjustment.
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states alleging that Liggett owed Mississippi at least $27,000 in compensatory damages, plus interest, attorneys’ fees and punitive damages. In August 2023, Liggett resolved the dispute with Mississippi for payment of $18,000.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2023 was as follows:

	Current Liabilities			Non-Current Liabilities
	Amounts due under Master Settlement Agreement	Litigation Accruals	Total	Amounts due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2023	$14,838	$296	$15,134	$11,116	$16,117	$27,233
Expenses	205,590	18,555	224,145	—	—	—
NPM Settlement adjustment	—	—	—	(734)	—	(734)
Change in MSA obligations capitalized as inventory	(65)	—	(65)	—	—	—
Payments	(16,776)	(18,655)	(35,431)	—	—	—
Reclassification to/(from) non-current liabilities	1,635	3,707	5,342	(1,635)	(3,707)	(5,342)
Interest on withholding	—	214	214	—	1,146	1,146
Balance as of September 30, 2023	$205,222	$4,117	$209,339	$8,747	$13,556	$22,303
The activity in the Company’s accruals for the MSA and tobacco litigation for the nine months ended September 30, 2022 was as follows:

	Current Liabilities			Non-Current Liabilities
	Amounts due under Master Settlement Agreement	Litigation Accruals	Total	Amounts due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2022	$11,886	$3,918	$15,804	$13,224	$17,680	$30,904
Expenses	210,714	160	210,874	—	—	—
NPM Settlement adjustment	(15)	—	(15)	(2,108)	—	(2,108)
Change in MSA obligations capitalized as inventory	1,419	—	1,419	—	—	—
Payments	(9,744)	(4,185)	(13,929)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,566	3,566	—	(3,566)	(3,566)
Interest on withholding	—	358	358	—	1,582	1,582
Balance as of September 30, 2022	$214,260	$3,817	$218,077	$11,116	$15,696	$26,812

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
The Company’s income tax expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income before provision for income taxes	$73,154	$53,389	$174,587	$152,275
Income tax expense using estimated annual effective income tax rate	20,556	14,629	49,058	41,724
Changes in effective tax rates	(101)	(96)	—	—
Income tax expense	$20,455	$14,533	$49,058	$41,724

There were no discrete items for the three and nine months ended September 30, 2023 and 2022.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of September 30, 2023
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$372,445	$372,445	$—	$—

Commercial paper (1)	47,691	—	47,691	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	13,351	13,351	—	—
Mutual funds invested in debt securities	22,707	22,707	—	—
Total equity securities at fair value	36,058	36,058	—	—
Debt securities available for sale
U.S. government securities	28,544	—	28,544	—
Corporate securities	20,857	—	20,857	—
U.S. government and federal agency	24,298	—	24,298	—
Commercial paper	8,979	—	8,979	—
Index-linked U.S. bonds	9,968	—	9,968	—
Total debt securities available for sale	92,646	—	92,646	—

Total investment securities at fair value	128,704	36,058	92,646	—

Long-term investments
Long-term investment securities at fair value (2)	29,843	—	—	—
Total	$578,683	$408,503	$140,337	$—

(1)     Amounts included in Cash and cash equivalents on the condensed consolidated balance sheets.
(2)    In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of September 30, 2023 and December 31, 2022, respectively, except for investments in real estate ventures that were impaired as of December 31, 2022.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

10.    SEGMENT INFORMATION

The Company’s business segments for the three and nine months ended September 30, 2023 and 2022 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three and nine months ended September 30, 2023 and 2022 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended September 30, 2023
Revenues	$364,111		$—	$—	$364,111
Operating income (loss)	94,821	(1)	84	(4,400)	90,505
Equity in earnings from real estate ventures	—		3,739	—	3,739
Depreciation and amortization	1,447		—	315	1,762

Three months ended September 30, 2022
Revenues	$377,995		$—	$—	$377,995
Operating income (loss)	88,107	(2)	(3)	(4,203)	83,901
Equity in losses from real estate ventures	—		(1,903)	—	(1,903)
Depreciation and amortization	1,474		—	313	1,787

Nine months ended September 30, 2023
Revenues	$1,063,918		$—	$—	$1,063,918
Operating income (loss)	248,542	(3)	294	(12,391)	236,445
Equity in earnings from real estate ventures	—		4,800	—	4,800
Depreciation and amortization	4,243		—	942	5,185
Capital expenditures	8,837		—	230	9,067

Nine months ended September 30, 2022
Revenues	$1,061,355		$15,884	$—	$1,077,239
Operating income (loss)	254,078	(4)	7,839	(12,179)	249,738
Equity in losses from real estate ventures	—		(4,240)	—	(4,240)
Depreciation and amortization	4,426		66	938	5,430
Capital expenditures	8,720		1	38	8,759

(1) Operating income includes $423 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $414 of litigation settlement and judgment expense.
(2) Operating income includes $31 of litigation settlement and judgment expense.
(3)Operating income includes $734 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $18,789 of litigation settlement and judgment expense.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2022 and Notes thereto, included in our 2022 Annual Report on Form 10-K, and our condensed consolidated financial statements and related Notes as of and for the quarterly period and nine months ended September 30, 2023 and 2022.

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

Recent Developments
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended September 30, 2023, approximately 21% of our cigarette unit sales were menthol flavored. FDA is expected to adopt a final rule within the next few months. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against FDA’s menthol regulation, the effective date may be extended beyond the one-year effective date. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by

FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
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
Repurchase of 10.5% Senior Notes due 2026. In March, April and October 2023, we repurchased in the market $6,660, $1,692 and $6,250 in aggregate principal amount of our 10.5% Senior Notes outstanding, respectively. We recorded losses of $181 for the nine months ended September 30, 2023 associated with the repurchases. We recorded a loss of $103 related to the October 2023 repurchase. The 10.5% Senior Notes that were repurchased have been retired.

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
Mississippi Litigation. In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states (the “1996 Agreement”) alleging that Liggett owed Mississippi compensatory damages and interest. In August 2023, the parties settled the matter and Liggett paid $18,000 in connection with such settlement. In September 2023, Liggett redeemed the $24,000 bond that had been posted in June 2022 and received proceeds of $25,135, which included the principal balance and accrued interest.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three and nine months ended September 30, 2023 and 2022 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, includes investments in real estate ventures and, prior to 2023, included investments in real estate.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023		2022		2023		2022
Revenues:
Tobacco	$364,111		$377,995		$1,063,918		$1,061,355
Real estate	—		—		—		15,884
Total revenues	$364,111		$377,995		$1,063,918		$1,077,239
Operating income (loss):
Tobacco	$94,821	(1)	$88,107	(2)	$248,542	(3)	$254,078	(4)
Real estate	84		(3)		294		7,839
Corporate and Other	(4,400)		(4,203)		(12,391)		(12,179)
Total operating income	$90,505		$83,901		$236,445		$249,738
(1) Operating income includes $423 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $414 of litigation settlement and judgment expense.
(2) Operating income includes $31 of litigation settlement and judgment expense.
(3) Operating income includes $734 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $18,789 of litigation settlement and judgment expense.
(4) Operating income includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $160 of litigation settlement and judgment expense.

Pricing actions

Since January 1, 2022, Liggett has taken the following pricing actions.

		Brand
	Amount per pack	Montego	Eagle 20’s	Pyramid	Liggett Select, Eve and Grand Prix

January 31, 2022 (1)	$0.10	✓	—	—	—
January 31, 2022 (1)	0.15	—	✓	✓	✓
April 29, 2022 (1)	0.16	—	✓	✓	✓
May 1,2022 (2)	0.10	✓	—	—	—
July 29, 2022 (1)	0.16	✓	✓	✓	✓
October 28, 2022 (1)	0.16	—	✓	✓	✓
October 28, 2022 (1)	0.10	✓	—	—	—
January 27, 2023 (1)	0.16	—	✓	✓	✓
January 27, 2023 (1)	0.10	✓	—	—	—
April 28, 2023 (1)	0.16	✓	✓	✓	—
April 28, 2023 (1)	0.20	—	—	—	✓
August 25, 2023 (1)	0.10	✓	—	—	—
August 25, 2023 (1)	0.16	—	✓	✓	—
August 25, 2023 (1)	0.20	—	—	—	✓
(1) List price increase
(2) Promotional spending reduction

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues. Total revenues were $364,111 for the three months ended September 30, 2023 compared to $377,995 for the three months ended September 30, 2022. The $13,884 (3.7%) decline in revenues was due to a $13,884 decline in Tobacco revenues.

Cost of sales. Total cost of sales was $245,680 for the three months ended September 30, 2023 compared to $267,023 for the three months ended September 30, 2022. The $21,343 (8.0%) decline in cost of sales was due to a $21,343 decline in Tobacco cost of sales.
Expenses. Operating expenses were $27,926 for the three months ended September 30, 2023 compared to $27,071 for the three months ended September 30, 2022. The $855 (3.2%) increase in operating expenses was primarily due to a $745 increase in Tobacco expenses and a $197 increase in Corporate and Other expenses. This was offset by an $87 decline in Real Estate expenses.
Operating income. Operating income was $90,505 for the three months ended September 30, 2023 compared to $83,901 for the three months ended September 30, 2022. The $6,604 (7.9%) increase in operating income was due to a $6,714 increase in Tobacco operating income and an $87 increase in Real Estate operating income. This was offset by a $197 increase in Corporate and Other operating loss.
Other expenses. Other expenses were $17,351 and $30,512 for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, other expenses primarily consisted of interest expense of $27,256 and equity in losses from investments of $941. This was offset by other income of $7,107 and equity in earnings from real estate ventures of $3,739. For the three months ended September 30, 2022, other expenses primarily consisted of interest expense of $27,598, equity in losses from real estate ventures of $1,903, other expenses of $804, and equity in losses from investments of $619. This was offset by a gain of $412 recognized on the repurchase of the 10.5% Senior Notes.
Income before provision for income taxes. Income before income taxes was $73,154 and $53,389 for the three months ended September 30, 2023 and 2022, respectively.
Income tax expenses. Income tax expenses were $20,455 and $14,533 for the three months ended September 30, 2023 and 2022, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All our Tobacco sales were in the discount category in 2023 and 2022. For the three months ended September 30, 2023, Tobacco revenues were $364,111 compared to $377,995 for the three months ended September 30, 2022. Revenues declined by $13,884 (3.7%) due primarily to a 10.8% (297 million units) decline in unit sales volume, partially offset by increased pricing.
Montego became our largest brand in the second quarter of 2022. Prior to the third quarter of 2022, our strategy for Montego had been based on volume growth, while our strategy for our other brands was based on income growth. In the third quarter of 2022, management made the determination to gradually transition Montego’s growth from a volume-based strategy to an income-based growth strategy and the price of Montego was raised five times between July 2022 and September 2023. For the three months ended September 30, 2023, Montego’s volume has increased to approximately 66% of Liggett’s total unit sales from approximately 50% for the three months ended September 30, 2022. Revenues have also increased as a result of price increases. See “Pricing actions” in Item 2 of the MD&A.
Eagle 20’s is Liggett’s second-largest brand and its percentage of Liggett’s total unit sales declined to approximately 21% for the three months ended September 30, 2023 from approximately 33% for the three months ended September 30, 2022. Pyramid, Liggett’s third-largest brand, also declined to approximately 8% of Liggett’s total unit sales for the three months ended September 30, 2023 from approximately 12% for the three months ended September 30, 2022.

Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	September 30,
	2023		2022

Manufacturing overhead, raw materials and labor	$43,592		$41,128
Customer shipping and handling	1,801		2,276
Federal excise taxes, net	122,943		138,041
FDA expense	8,166		8,013
MSA expense, net of market share exemption	69,178	(1)	77,565
Total cost of sales	$245,680		$267,023
(1) Includes $423 received from a litigation settlement associated with the MSA (which reduced cost of sales)

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, our MSA expense was $0.57 per pack for the three months ended September 30, 2023 and 2022. (We estimated our MSA expense was $0.53 per pack for the year ended December 31, 2022.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable shipments. As of September 30, 2023, we estimate taxable shipments in the U.S. will decline by 7.0% in 2023 compared to our estimate as of September 30, 2022 of a decline of 9.0% in 2022. (The actual change in 2022 taxable shipments was a decline of 9.7%.) We estimate our 2023 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.
Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, declined to 5.3% for the three months ended September 30, 2023 from 5.7% for the three months ended September 30, 2022. We believe market share, computed on a wholesale basis, may be affected by irregular industry wholesaler purchasing patterns. We believe our third quarter market share was negatively impacted by wholesalers’ response to price increases from two of our largest competitors.
The rate of inflation also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3.0%. As of September 30, 2023, Liggett’s management assumed an inflation adjustment to MSA expense of 3.8% compared to an assumption of 9.0% as of September 30, 2022. (The actual inflation adjustment to the MSA in 2022 was 6.5%.) Our annual MSA expense increases by approximately $2,800 for each 1% increase in the inflation rate of more than 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been impacted by inflation. During the three months ended September 30, 2023, Liggett experienced a 15.4% inflation increase in leaf tobacco and raw materials (on a per-unit basis) compared to 5.4% during the three months ended September 30, 2022. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 17.3% increase in production costs (on a per-unit basis) during the three months ended September 30, 2023, compared to a 5.3% increase in production costs during the three months ended September 30, 2022. The cost of leaf and raw materials represented approximately 10.0% and 8.9% of Liggett’s cost of sales for the three months ended September 30, 2023 and 2022, respectively.
Tobacco gross profit was $118,431 for the three months ended September 30, 2023 compared to $110,972 for the three months ended September 30, 2022, an increase of $7,459 (6.7%). The increase in gross profit for the three months ended September 30, 2023 was primarily attributable to increases in net pricing and was partially offset by a 10.8% decrease in unit sales and higher manufacturing costs. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin increased to 49.1% in the three months ended September 30, 2023, from 46.2% in the three months ended September 30, 2022 primarily due to price increases.

Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $23,196 and $22,834 for the three months ended September 30, 2023 and 2022, respectively. The increase of $362 was primarily due to higher sales and marketing expenses, professional fees and compensation expenses. Total tobacco product liability legal expenses, including settlements and judgments, were $2,388 and $2,712 for the three months ended September 30, 2023 and 2022, respectively.
Tobacco operating income. Tobacco operating income was $94,821 for the three months ended September 30, 2023 compared to $88,107 for the three months ended September 30, 2022. The increase of $6,714 (7.6%) was primarily attributable to the increased gross profit partially offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate revenues. The Real Estate segment includes our investment in New Valley, investments in real estate ventures and, prior to April 2022, when Escena was sold, included investments in real estate. After the sale of Escena, we have no revenues from our real estate segment.
The Real Estate segment had no revenues or cost of sales for the three months ended September 30, 2023 and 2022, respectively. Operating income was $84 for the three months ended September 30, 2023 compared to operating loss of $3 for the three months ended September 30, 2022. _________________________
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $4,400 for the three months ended September 30, 2023 compared to $4,203 for the same period in 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues. Total revenues were $1,063,918 for the nine months ended September 30, 2023 compared to $1,077,239 for the nine months ended September 30, 2022. The $13,321 (1.2%) decline in revenues was primarily due to a $15,884 decline in Real Estate revenues due to the absence of revenues from investment in real estate as a result of the sale of the Escena investment in April 2022, partially offset by a $2,563 increase in Tobacco revenues related to increased unit pricing.
Cost of sales. Total cost of sales was $726,950 for the nine months ended September 30, 2023 compared to $751,076 for the nine months ended September 30, 2022. The $24,126 (3.2%) decline in cost of sales was primarily due to a $16,799 decline in Tobacco cost of sales and a $7,327 decline in Real Estate cost of sales.
Expenses. Operating expenses were $100,523 for the nine months ended September 30, 2023 compared to $76,425 for the nine months ended September 30, 2022. The $24,098 (31.5%) increase was due to a $24,898 increase in Tobacco expenses, primarily related to litigation settlement and judgment expenses, and a $212 increase in Corporate and Other expense, partially offset by a $1,012 decline in Real Estate expenses.
Operating income. Operating income was $236,445 for the nine months ended September 30, 2023 compared to $249,738 for the nine months ended September 30, 2022 as a result of a decline in Real Estate operating income of $7,545, which was associated with the sale of Escena in April 2022, a decline in Tobacco operating income of $5,536 due primarily to an increase in litigation settlement and judgment expenses, and an increase in Corporate and Other operating loss of $212.
Other expenses. Other expenses were $61,858 for the nine months ended September 30, 2023 compared to other expenses of $97,463 for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, other expenses primarily consisted of interest expense of $81,854, a loss of $181 recognized on the repurchase of the 10.5% Senior Notes and equity in losses from investments of $141. This was offset by other income of $15,518 and equity in earnings from real estate ventures of $4,800. For the nine months ended September 30, 2022, other expenses primarily consisted of interest expense of $83,420, equity in losses from investments of $5,172, other expenses of $5,043, and equity in losses from real estate ventures of $4,240. This was offset by a gain of $412 recognized on the repurchase of the 10.5% Senior Notes.
Income before provision for income taxes. Income before income taxes was $174,587 and $152,275 for the nine months ended September 30, 2023 and 2022, respectively.

Income tax expenses. Income tax expenses were $49,058 for the nine months ended September 30, 2023 compared to income tax expense of $41,724 for the nine months ended September 30, 2022. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All our Tobacco sales were in the discount category in 2023 and 2022. For the nine months ended September 30, 2023, Tobacco revenues were $1,063,918 compared to $1,061,355 for the nine months ended September 30, 2022. Revenues increased by $2,563 (0.2%) due primarily to price increases partially offset by a 6.0% (471 million units) decline in unit sales volume and changes in sales mix, which occurred as a result of the volume increase in Montego and volume declines in our other brands which are priced in the traditional discount category.
Montego became our largest brand in the second quarter of 2022. Prior to the third quarter of 2022, our strategy for Montego had been based on volume growth, while our strategy for our other brands was based on income growth. In the third quarter of 2022, management made the determination to gradually transition Montego’s growth from a volume-based strategy to an income-based growth strategy and the price of Montego was raised five times between July 2022 and September 2023. For the nine months ended September 30, 2023, Montego’s volume has increased to approximately 63% of Liggett’s total unit sales from approximately 44% for the nine months ended September 30, 2022. Revenues have also increased as a result of price increases. See “Pricing actions” in Item 2 of the MD&A.
Eagle 20’s is our second-largest brand and its percentage of Liggett’s total unit sales has declined to approximately 25% for the nine months ended September 30, 2023 from approximately 37% for the nine months ended September 30, 2022. Pyramid, Liggett’s third-largest brand, also declined to approximately 8% of Liggett’s total unit sales for the nine months ended September 30, 2023 from approximately 14% for the nine months ended September 30, 2022.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Nine Months Ended
	September 30,
	2023		2022

Manufacturing overhead, raw materials and labor	$124,188		$114,320
Customer shipping and handling	6,001		6,573
Federal excise taxes, net	367,511		392,004
FDA expense	24,394		22,261
MSA expense, net of market share exemption	204,856	(1)	208,591	(2)
Total cost of sales	$726,950		$743,749
(1) Includes $734 received from a litigation settlement associated with the MSA expense (which reduced cost of sales)
(2) Includes $2,123 received from a litigation settlement associated with the MSA expense (which reduced cost of sales)
The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, our MSA expense increased to $0.56 per pack for the nine months ended September 30, 2023 from $0.54 per pack for the nine months ended September 30, 2022. (We estimated our MSA expense was $0.53 per pack for the year ended December 31, 2022.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable cigarette shipments. As of September 30, 2023, we estimate taxable shipments in the U.S. will decline by 7.0% in 2023 compared to our estimate as of September 30, 2022 of a decline of 9.0% in 2022. (The actual change in 2022 taxable shipments was a decline of 9.7%.) We estimate our 2023 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.
Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, increased to 5.5% for the nine months ended September 30, 2023 from 5.4% for the nine months ended September 30, 2022.

The inflation rate also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of September 30, 2023, Liggett’s management assumed an inflation adjustment to MSA expense of 3.8% compared to an assumption of 9.0% as of September 30, 2022. (The actual inflation adjustment to the MSA in 2022 was 6.5%.) Our annual MSA expense increases by approximately $2,800 for each 1% increase in the inflation rate of more than 3%.
In addition to the MSA expense, we could experience inflationary impacts related to supply chain issues from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been impacted by inflation. During the nine months ended September 30, 2023, Liggett experienced a 17.0% increase in leaf tobacco and raw materials (on a per-unit basis) compared to 4.5% during the nine months ended September 30, 2022. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 14.6% increase in production costs (on a per-unit basis) during the nine months ended September 30, 2023, compared to a 4.1% increase in production costs during the nine months ended September 30, 2022. The cost of leaf and raw materials represented approximately 10.1% and 8.9% of Liggett’s cost of sales for the nine months ended September 30, 2023 and 2022, respectively.
Tobacco cost of sales was reduced by litigation settlements associated with the MSA expense of $734 during the nine months ended September 30, 2023, compared to a reduction of $2,123 during the nine months ended September 30, 2022. The decline in settlements increased the change in cost of sales by $1,389 from the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023.
Tobacco gross profit was $336,968 for the nine months ended September 30, 2023 compared to $317,606 for the nine months ended September 30, 2022, an increase of $19,362 (6.1%). This increase in gross profit for the nine months ended September 30, 2023 was primarily attributable to increased pricing partially offset by a 6.0% decline in unit sales. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin increased to 48.4% for the nine months ended September 30, 2023 from 47% for the nine months ended September 30, 2022.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $69,637 for the nine months ended September 30, 2023 compared to $63,368 for the nine months ended September 30, 2022. The increase of $6,269 was primarily due to Liggett’s triennial national sales meeting held in March 2023, higher sales and marketing expenses, professional fees and compensation expenses. Tobacco product liability legal expenses, including settlements and judgments, were $24,694 and $6,035 for the nine months ended September 30, 2023 and 2022, respectively. Litigation settlement and judgment expenses for the nine months ended September 30, 2023 included the $18,000 Mississippi settlement. See Recent Developments in Tobacco-Related Litigation.
Tobacco operating income. Tobacco operating income was $248,542 for the nine months ended September 30, 2023 compared to $254,078 for the nine months ended September 30, 2022. The decline of $5,536 (2.2%) was primarily attributable to the Mississippi settlement, partially offset by increased gross profit.
Real Estate.
Real Estate revenues. The Real Estate segment includes our investment in New Valley, investments in real estate ventures and, prior to April 2022, when Escena was sold, included investments in real estate. After the sale of Escena, we have no revenues from our real estate segment. Therefore, Real Estate revenues declined to $0 from $15,884 for the nine months ended September 30, 2023 and 2022, respectively.

Real Estate revenues, cost of sales, expenses and operating income for the nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Nine Months Ended
	September 30,
	2023	2022
Real Estate Revenues:
Sales on facilities located on investments in real estate	$—	$3,259
Revenues from investments in real estate	—	12,625
Total real estate revenues	$—	$15,884

Real Estate Cost of Sales:
Cost of sales from investments in real estate	$—	$5,891
Cost of sales on facilities located on investments in real estate	—	1,436
Total real estate cost of sales	$—	$7,327

Operating, selling, administrative and general expenses	$(294)	$718

Operating income	$294	$7,839

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $12,391 for the nine months ended September 30, 2023 compared to $12,179 for the same period in 2022.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of September 30, 2023:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of September 30, 2023	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date
Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$9,030	$(4,413)	$4,617	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,646)	6,646	—	—	160,000	SF	—		70	R	October 2015	Completed
West Hollywood Edition (9040 Sunset Boulevard) (3)	West Hollywood, CA	October 2014	48.5%	18,673	(18,941)	(268)	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	16.8%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.5%	9,145	(9,145)	—	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.9%	10,692	(3,076)	7,616	—	8,741	SF	76,919	SF	15	R	July 2021	November 2023
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	4,010	22,108	—	472,000	SF	15,000	SF	234	R	April 2020	November 2024
The Brooklyn Tower (9 DeKalb Avenue)	Brooklyn, NY	April 2019	4.1%	5,000	1,480	6,480	—	450,000	SF	120,000	SF	540	R	March 2019	March 2024
Natura Gardens (17351 NW 94th Court)	Miami, FL	December 2019	77.8%	8,579	4,005	12,584	—	460,000	SF	—		460	R	December 2019	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	(3,688)	3,688	—	—	58,000	SF	—		15	R	October 2020	Completed
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	2,388	259	2,647	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	33.8%	21,500	3,272	24,772	—	335,000	SF	8,000	SF	502	R	July 2022	September 2025
3621 Collins Ave (4)	Miami Beach, FL	March 2022	2.5%	1,000	—	1,000	—	TBD						TBD	TBD
Alchemy Nash Square (303 S. Dawson St)	Raleigh, NC	June 2022	75.0%	7,460	636	8,096	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,084	388	4,472	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,000	162	4,162	—	TBD						TBD	TBD
353 6th Ave	Brooklyn, NY	January 2023	26.8%	700	21	721	—	5,360	SF	—		4	R	April 2023	October 2024
1717 N. Flagler Drive(4)	West Palm Beach, FL	June 2023	TBD	2,500	—	2,500	—
20 N. Ocean Blvd(4)	Pompano Beach, FL	June 2023	TBD	2,500	—	2,500	—
Condominium and Mixed-Use Development				$122,650	$(18,643)	$104,007	$—

The Park (500 Broadway)	Santa Monica, CA	March 2017	1.5%	$1,857	$(1,270)	$587	$—	245,000	SF	38,000	SF	N/A		N/A	Completed
Riverchase Landing	Hoover, AL	October 2021	50.0%	11,350	(3,753)	7,597	—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$13,207	$(5,023)	$8,184	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$3,518	$(3,518)	$—	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,328)	1,328	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(6,048)	—	—	52	Acres	—		101	H	N/A	N/A
The Thompson Central Park (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(862)	138	—	470,000	SF	—		587 99	H R	May 2020	December 2023
Hotels				$9,238	$(9,100)	$138	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(5,037)	$7,233	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	2,741	5,601	8,342	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$15,011	$564	$15,575	$—

Total Carrying Value				$160,106	$(32,202)	$127,904	$—

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
(3) Equity in losses in excess of the joint ventures' carrying value were $268 as of September 30, 2023, and are classified in Other current liabilities.
(4) The 3621 Collins Ave, BH Palm Beach 1717 and PRH-BH Pompano Beach ventures are measured at cost, less impairment, following the guidance under ASC 821. The investments are included in Other Assets on the condensed consolidated balance sheets.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in “Carrying Value as of September 30, 2023” were $13,837. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the nine months ended September 30, 2023, New Valley capitalized $3,094 of interest costs and utilized (reversed) $51 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $187,639 and $215,691 for the nine months ended September 30, 2023 and 2022, respectively.
Cash provided by operations was $340,971 and $329,017 for the nine months ended September 30, 2023 and 2022, respectively.
Cash used in investing activities was $24,456 and $3,504 for the nine months ended September 30, 2023 and 2022, respectively. In the first nine months of 2023, cash used in investing activities was for the purchase of investment securities of $79,099, purchase of long-term investments of $9,361, capital expenditures of $9,067, investments in real estate ventures of $6,632, an increase in cash surrender value of life insurance policies of $1,263, issuance of notes receivable of $500, and an increase in restricted assets of $18. This was offset by maturities of investment securities of $58,563, the sale of investment securities of $9,492, distributions from investments in real estate ventures of $9,273, proceeds from the sale or liquidation of long-term investments of $4,062, paydowns of investment securities of $91, and proceeds from the sale of fixed assets of $3. In the first nine months of 2022, cash used in investing activities was for the purchase of investment securities of $48,828, investments in real estate ventures of $19,644, capital expenditures of $8,759, purchase of long-term investments of $4,312, and an increase in cash surrender value of life insurance policies of $1,268. This was offset by maturities of investments securities of $49,789, the sale of investment securities of $21,152, proceeds from the sale or liquidation of long-term investments of $4,413, distributions from investments in real estate ventures of $3,791, paydowns of investment securities of $157 and a decrease in restricted assets of $5. Liggett has entered into purchase commitments of approximately $13,200 related to factory modernization throughout 2023 and 2024 and has funded approximately $9,700 of these capital commitments as of September 30, 2023. The remaining $3,500 of capital expenditures will be incremental to Liggett’s recurring capital expenditure program.
Cash used in financing activities was $128,876 and $109,822 for the nine months ended September 30, 2023 and 2022, respectively. In the first nine months of 2023, cash was used for the dividends on common stock of $94,716, net repayments of debt under the Credit Agreement of $22,035, the repurchase and repayments of debt of $8,420, and the tax benefit of options exercised of $3,705. Repurchases and repayments of debt for the nine months ended September 30, 2023 included our repurchase in the market of $8,352 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $8,398 plus accrued interest. The 10.5% Senior Notes that were repurchased have been retired. In the first nine months of 2022, cash was used for the dividends on common stock of $96,636, repurchase and repayments of debt of $12,246, other of $938, and net repayments of debt under the Credit Agreement of $2.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $105,700, dividends on our outstanding common shares of approximately $126,500, which is based on an assumed quarterly cash dividend of $0.20 per share and other corporate expenses and income taxes.
As of September 30, 2023, we had cash and cash equivalents of $436,522 (including $207,969 of cash at Liggett), investment securities and long-term investments, which were carried at $174,447 (see Note 4 to condensed consolidated financial statements). As of September 30, 2023, our investments in real estate ventures were carried at $122,172.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. The Mississippi litigation was settled in August 2023 and Liggett paid $18,000 which has been included as a reduction of cash provided from operations. In September 2023, the bond, which totaled $25,135 of principal and accrued interest, was returned to Liggett and the amount received was included in cash provided from operations. See Recent Developments in Tobacco-Related Litigation
Limitation of interest expense deductible for income taxes. The amount of interest expense that is deductible in the computation of income tax liability is limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. As a result of interest expense that is allocated to our real estate businesses (from the holding company) not being subject to the limitation, all interest expense to date has been tax deductible; however, a portion of our interest expense in future years may not be deductible, which may increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We evaluate the impact of the nondeductible interest on our operations and capital structure on an annual basis.
Tobacco Litigation. As of September 30, 2023, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.

Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, 15 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
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
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before the final stated maturity date of our 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date. Prior to February 1, 2024, we may redeem some or all 5.75% Senior Secured Notes at any time at a make-whole redemption price. On or after February 1, 2024, we may redeem some or all 5.75% Senior Secured Notes at a premium that will decline over time, plus accrued and unpaid interest, if any, to the redemption date. In addition, any time prior to February 1, 2024, we may redeem up to 40% of the aggregate outstanding amount of the 5.75% Senior Secured Notes with the net proceeds of certain equity offerings at 105.75% of the aggregate principal amount of the 5.75% Senior Secured Notes, plus accrued and unpaid interest, if any, to the redemption date, if at least 60% of the aggregate principal amount of the 5.75% Senior Secured Notes originally issued remains outstanding after such redemption, and the redemption occurs within 90 days of the closing of such equity offering. In the event of a change of control, as defined in the indenture governing the 5.75% Senior Secured Notes (the “2029 Indenture”), each holder of the 5.75% Senior Secured Notes may require us to repurchase some or all 5.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2029 Indenture, we must offer to repurchase the 5.75% Senior Secured Notes at the prices listed in the 2029 Indenture.
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes, were also guarantors under our outstanding 10.5% Senior Notes. The 5.75% Senior Secured Notes are not guaranteed by New Valley LLC, or any of our subsidiaries engaged in our real estate business conducted through our subsidiary, New Valley LLC. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the 2029 Indenture and the security documents relating thereto. Vector Group Ltd. does not provide any security for the 5.75% Senior Secured Notes.
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of September 30, 2023.

	Indenture	September 30, 2023
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$396,116
Leverage ratio, as defined	<3.0 to 1	1.96 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.63 to 1

As of September 30, 2023, we were in compliance with all debt covenants related to the 2029 Indenture.

10.5% Senior Notes due 2026. In 2018 and 2019, we sold $325,000 and $230,000, respectively, in aggregate principal amount of our 10.5% Senior Notes to qualified institutional buyers and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S thereunder. The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all wholly-owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses.
The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. We may presently redeem such bonds at the price of 100%. In addition, in the event of a change of control, as defined in the indenture governing the 10.5% Senior Notes (the “2026 Indenture”), each holder of the 10.5% Senior Notes may require us to make an offer to repurchase some or all 10.5% Senior Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2026 Indenture, we must offer to repurchase the 10.5% Senior Notes at the prices listed in the 2026 Indenture.
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
The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of September 30, 2023.

Covenant	Indenture Requirement	September 30, 2023
Consolidated EBITDA, as defined	N/A	$358,946
Fixed charge coverage ratio, as defined	>2.0 to 1	4.07 to 1
Net leverage ratio, as defined	<4.0 to 1	1.82 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.4 to 1
As of September 30, 2023, we were in compliance with all debt covenants related to the 2026 Indenture.
In October 2023, we repurchased in the market $6,250 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $6,266. In April 2023, we repurchased in the market $1,692 in aggregate principal amount of our 10.5% Senior Notes. In March 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes. In September 2022, we repurchased in the market $12,865 in aggregate principal amount of our 10.5% Senior Notes. All the repurchased 10.5% Senior Notes have been retired.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly-owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of September 30, 2023 and the related Condensed Consolidating Statements of

Operations for the nine months ended September 30, 2023 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of September 30, 2023 and December 31, 2022 and the related Summarized Combined Statements of Operations for the nine months ended September 30, 2023 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	September 30, 2023	December 31, 2022
Assets:
Current assets	$714,968	$507,437
Noncurrent assets	267,425	282,511
Intercompany receivables from Nonguarantor Subsidiaries	2,223	2,238

Liabilities:
Current liabilities	359,039	190,734
Noncurrent liabilities	1,510,460	1,514,831

Summarized Combined Statements of Operations:

	Nine Months Ended
	September 30,
	2023	2022
Revenues	$1,063,918	$1,061,355
Cost of sales	726,950	743,749
Operating income	236,314	242,301
Net income	121,958	105,755

Liggett Credit Facility. As of September 30, 2023, there was no outstanding balance due under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $78,900 based on eligible collateral on September 30, 2023. As of September 30, 2023, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $347,355 for the last twelve months ended September 30, 2023. On May 8, 2023, Liggett, Maple and Vector Tobacco amended the Credit Agreement to replace LIBOR with SOFR as the applicable reference rate and to reduce the unused line fee. Following the amendment, loans under the Credit Agreement will bear interest at a rate equal to, at the borrower’s option, (a) the base rate (which is the highest of (i) 0%, (ii) the federal funds rate plus 0.50%, (iii) the prime rate of Wells Fargo or (iv) Term SOFR for a one month interest period), (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%. The amendment also reduced the unused line fee applicable to the average undrawn commitments to 0.25%, regardless of the amount borrowed under the facility.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of September 30, 2023, we and our subsidiaries had total outstanding indebtedness of approximately $1,408,800. Of this amount, $875,000 comprised the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $533,783 comprised the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns. We had cash and cash equivalents of approximately $436,500, investment securities at fair value of approximately $128,700, long-term investments with an estimated value of approximately $45,700, and availability under Liggett’s credit facility of approximately $78,900 on September 30, 2023. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. In October 2023, we repurchased in the market $6,250 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $6,266. In April 2023, we repurchased in the market $1,692 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $1,705. In March 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $6,693. The Senior Notes that were repurchased have been retired. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase additional amounts of our 10.5% Senior Notes in open-market purchases or privately negotiated transactions.
Furthermore, we may access the capital markets to refinance our 10.5% Senior Notes. As of November 1, 2023, we can presently redeem such bonds at price of 100%. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and if we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.
We may acquire or seek to acquire additional operating businesses through merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of September 30, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not exceeding anticipated requirements and are at prices, including carrying costs, established at the commitment date. As of September 30, 2023, Liggett had tobacco purchase commitments of approximately $40,210. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2025.
Future machinery and equipment purchase commitments at Liggett were $8,900, including $3,500 for factory modernization as of September 30, 2023.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of September 30, 2023, there was no outstanding balance due on the Liggett Credit Facility which also has variable interest rates. As of September 30, 2023, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.
We held debt securities available for sale totaling $92,646 as of September 30, 2023. See Note 4 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), the fair value of our debt securities available for sale could decrease or increase by approximately $644.
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

Equity Security Price Risk

As of September 30, 2023, we held various investments in equity securities with a total fair value of $65,901, of which $36,058 represents mutual funds that invest in debt securities and other equity securities at fair value and $29,843 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 4 to our condensed consolidated financial statements, respectively, for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of September 30, 2023, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,590.

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
•failure to properly use and protect customer and employee information and data; and
•the effect of a material breach of security or other performance issues on any of our systems or our vendors’ systems.

Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, in our Quarterly Reports on Form 10-Q for the three and six months ended June 30, 2023 and this report filed with the Securities and Exchange Commission.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended September 30, 2023.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2023	1,967	$12.89	(1)	—	—
August 1 to August 31, 2023	—	—		—	—
September 1 to September 30, 2023	—	—		—	—
Total	1,967	$12.89		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of certain employees’ shares of restricted stock. The shares purchased were immediately canceled.

Item 5.     Other Information

Securities Trading Plans of Directors and Executive Officers

In the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

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

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	November 3, 2023