Form 10-K
period 2023-12-31
VECTOR GROUP LTD
filed 2024-02-16
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
Form 10-K
_____________________________________________
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2023

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of Vector Group Ltd. as of June 30, 2023 was approximately $1.89 billion.
At February 14, 2024, Vector Group Ltd. had 157,683,020 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Part III (Items 10, 11, 12, 13 and 14) from the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year covered by this report.

VECTOR GROUP LTD.
FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	24
Item 1C.	Cybersecurity	24
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	26

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Reserved	31
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 8.	Financial Statements and Supplementary Data	50
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	50
Item 9A.	Controls and Procedures	50
Item 9B.	Other Information	53
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	53

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
Item 13.	Certain Relationships and Related Transactions, and Director Independence	54
Item 14.	Principal Accountant Fees and Services	54

PART IV
Item 15.	Exhibits and Financial Statement Schedules	55
Item 16.	Form 10-K Summary	59
SIGNATURES		60

EX-21.1
EX-22.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-97.1
EX-99.1
EX-99.2
EX-101 INSTANCE DOCUMENT - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1. BUSINESS
Basis of Presentation
The Consolidated Financial Statements included in this annual report present the financial position of Vector Group Ltd., a Delaware corporation, as of December 31, 2023 and 2022 and the results of our operations for the years ended December 31, 2023, 2022 and 2021. Our results of operations for the year ended December 31, 2021 give effect to the distribution to our stockholders (including Vector common stock underlying outstanding stock options awards and restricted stock awards) of the common stock of Douglas Elliman Inc. (the “Distribution”) with the historical financial results of Douglas Elliman reflected as discontinued operations. The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for the 2021 period presented. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements related to the 2021 period refers only to Vector Group’s continuing operations and does not include discussion of balances or activity of Douglas Elliman.
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
Overview
Vector Group is a holding company and is engaged principally in two business segments:
•Tobacco: the manufacture and sale of discount cigarettes in the United States through our Liggett Group LLC and Vector Tobacco LLC subsidiaries, and
•Real Estate: the real estate investment business through our subsidiary, New Valley LLC, which acquires and invests in real estate properties or projects.
Strategy
Our strategy is to maximize stockholder value by increasing the profitability of our subsidiaries in the following ways:
Liggett and Vector Tobacco
•Continue to offer excellent value propositions in the U.S. cigarette industry by consistently delivering high-quality products within the discount segment;
•Capitalize on our tobacco subsidiaries’ cost advantage in the U.S. cigarette market under the Master Settlement Agreement or the MSA;
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
For the year ended December 31, 2023, Liggett was the fourth-largest manufacturer of cigarettes in the U.S. in terms of unit sales. Liggett’s manufacturing facilities are in Mebane, North Carolina, where it also manufactures most of Vector Tobacco’s cigarettes pursuant to a contract manufacturing agreement. At present, Liggett and Vector Tobacco have no international operations.
The U.S. cigarette market consists of premium cigarettes, which are generally marketed under well-recognized brand names at higher retail prices to adult smokers with a strong preference for branded products, and discount cigarettes, which are marketed at lower retail prices to adult smokers who are more value conscious. In recent years, however, the discounting of premium cigarettes has become far more significant in the marketplace. Since 2004, Liggett has only produced discount cigarettes and all of its units sold in 2023, 2022 and 2021 were in the discount segment.
According to data from Management Science Associates, Inc., or MSAi, the discount segment represented 31.5% of the total U.S. cigarette market in 2023 compared to 29.4% in 2022 and 28.3% in 2021. Liggett’s domestic shipments of approximately 9.7 billion cigarettes during 2023 accounted for 5.5% of the total cigarettes shipped in the U.S. during such year. Liggett’s market share was 5.4% and 4.1% in 2022 and 2021, respectively. According to MSAi, Liggett held a share of approximately 17.5% of the overall discount market segment for 2023 compared to 18.5% for 2022 and 14.4% for 2021.
Liggett’s value propositions. Liggett produces cigarettes in approximately 100 combinations of length, style and packaging. Liggett’s current brand portfolio includes:
•Montego — From August 2020 to February 2022, Liggett expanded the distribution of its Montego deep discount brand from select target markets in four states to nationwide. Montego became Liggett’s largest brand by volume during the second quarter of 2022. Montego’s unit volume represented 64% of Liggett’s total unit volume sales in 2023, 47% in 2022 and 16% in 2021.
•Eagle 20’s — A brand positioned in the discount segment for long-term growth re-launched as a national brand in 2013; Eagle 20’s represented 24% of Liggett’s unit volume in 2023, 35% in 2022 and 57% in 2021. Eagle 20’s is Liggett’s second largest brand.
•Pyramid — A brand re-launched in 2009 as a deep discount product; Pyramid, Liggett’s third-largest brand, represented 8% of Liggett’s unit volume in 2023, 13% in 2022 and 20% in 2021.
•Grand Prix, Liggett Select, Eve, USA and various partner brands and private label brands.
Cost advantage under the Master Settlement Agreement. Under the MSA reached in November 1998 with 46 states and various territories, cigarette manufacturers selling product in the U.S. must make settlement payments to the states and territories based on how many cigarettes they sell annually. Liggett, however, is not required to make any payments unless its market share exceeds its grandfathered market share established under the MSA of approximately 1.65% of the U.S. cigarette market. Additionally, Vector Tobacco has no payment obligation unless its market share exceeds approximately 0.28% of the U.S. cigarette market. We believe our tobacco subsidiaries have gained a sustainable cost advantage over their competitors because of the settlement.
Liggett’s and Vector Tobacco’s payments under the MSA are based on each respective company’s incremental market share above the grandfathered market share applicable to each respective company. Thus, if Liggett’s total market share is 4%, its MSA payment is based on 2.35%, which is the difference between Liggett’s total market share of 4% and its approximate applicable grandfathered market share of 1.65%. We anticipate that both Liggett’s and Vector Tobacco’s payment exemptions will be fully utilized for the foreseeable future.
The source of industry data in this report is MSAi, an independent third-party data management organization that collects wholesale and retail shipment data from various cigarette manufacturers and distributors and provides analysis of market share and unit sales volume. Specifically, information relating to unit sales volume and market share of certain smaller cigarette manufacturers is based on estimates developed by MSAi.
Sales, Marketing and Distribution. Liggett’s products are distributed from a central distribution center in Mebane, North Carolina to public warehouses located throughout the U.S. by third-party trucking companies. These warehouses serve as local distribution centers for Liggett’s customers.

Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large variety, grocery, convenience and drug store chains. Two customers accounted for 13% and 10% of Liggett’s revenues in 2023, 15% and 11% of Liggett’s revenues in 2022 and 14% and 12% of Liggett’s revenues in 2021. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 4% and 8%, respectively, of net accounts receivable as of December 31, 2023, 4% and 37%, respectively, as of December 31, 2022 and 0% and 2%, respectively, as of December 31, 2021. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no deposit is required. Liggett maintains appropriate reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
Trademarks. All major trademarks used by Liggett are federally registered or are in the process of being registered in the U.S. and other markets. Trademark registrations typically have a duration of ten years and can be renewed at Liggett’s option prior to their expiration date.
In view of the significance of cigarette brand awareness among consumers, management believes that the protection afforded by these trademarks is material to the conduct of its business. These trademarks are pledged as collateral for certain of our senior secured debt.
Manufacturing. Liggett purchases and maintains leaf tobacco inventory to support its cigarette manufacturing requirements. Liggett believes that there is a sufficient worldwide supply of tobacco to satisfy its current production requirements. Liggett stores its leaf tobacco inventory in warehouses in North Carolina and Virginia. There are several different types of leaf tobacco, including flue-cured, burley, Maryland, oriental, cut stems and reconstituted sheet. Leaf components of American-style cigarettes are generally the flue-cured and burley tobaccos. While premium and discount brands use many of the same tobacco products, input ratios of these products may vary between premium and discount products. Liggett purchases its tobacco requirements from both domestic and international leaf dealers, much of it under long-term purchase commitments. As of December 31, 2023, the majority of Liggett’s commitments were for the purchase of tobacco from domestic and international leaf dealers.
Liggett’s cigarette manufacturing facility was designed for the execution of short production runs in a cost-effective manner, which enables Liggett to manufacture and market approximately 100 different cigarette brand styles. Liggett’s facility produced approximately 9.7 billion cigarettes in 2023 and maintains the capacity to produce approximately 17.6 billion cigarettes per year. Vector Tobacco has contracted with Liggett to produce most of its cigarettes at Liggett’s manufacturing facility in Mebane.
Competition. Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the U.S.: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company, which is owned by British American Tobacco Plc, and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
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
In the cigarette business, Liggett competes on dual fronts. Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, compete among themselves for premium brand market share based on advertising, promotional activities, trade rebates and incentives. They compete with Liggett and others for discount market share, primarily on the basis of price and in-store merchandising. These competitors have substantially greater financial resources than Liggett, and most of their brands have greater sales and consumer recognition than Liggett’s products. Liggett’s discount brands must also compete in the marketplace with the deep discount brands of smaller manufacturers and importers.
According to MSAi’s data, the unit sales of Philip Morris and RJ Reynolds accounted in the aggregate for 69.2% of the domestic cigarette market in 2023. Liggett’s domestic shipments of approximately 9.7 billion cigarettes during 2023 accounted for 5.5% of the approximately 177 billion cigarettes shipped in the U.S., compared to 10.4 billion cigarettes in 2022 (5.4%) and 8.6 billion cigarettes in 2021 (4.1%).
In 2023, industry wide shipments in the U.S. decreased by 7.5% (approximately 14.2 billion units) and for the five-year period from 2018 to 2023, industry-wide shipments of cigarettes in the U.S. have declined by approximately 5.6% per annum. Liggett’s management believes that industry-wide shipments of cigarettes in the U.S. will continue to decline because of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years.
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

Legislation and Regulation
In the U.S., tobacco products are subject to substantial and increasing legislation, regulation, taxation, and litigation, which have a negative effect on revenue and profitability.
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
The harmful physical effects of cigarette smoking have been publicized for many years and, in the opinion of Liggett’s management, have had and will continue to have an adverse effect on cigarette sales. Since 1964, the Surgeon General of the U.S. and the Secretary of Health and Human Services have released a number of reports stating that cigarette smoking is a causative factor with respect to a variety of health hazards, including certain cancers and heart and lung disease and have recommended various government actions to reduce the incidence of smoking. In 1997, Liggett publicly acknowledged that, as the Surgeon General and respected medical researchers have found, smoking causes health problems, including lung cancer, heart and vascular disease, and emphysema.
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
The TCA imposes user fees on certain tobacco product manufacturers in order to fund tobacco-related FDA activities. User fees are allocated among tobacco product classes according to a formula set out in the statute, and then among manufacturers and importers within each class based on market share. FDA user fees for 2023 were $32,121 for Liggett and Vector Tobacco combined and will likely increase in the future.
The law also required establishment of a Tobacco Products Scientific Advisory Committee (“TPSAC”) to provide advice, information and recommendations with respect to safety, dependence and health issues related to tobacco products.
Menthol and Flavorings
In May 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the year ended December 31, 2023, approximately 21% of our cigarette unit sales were menthol flavored. FDA is expected to adopt a final rule in 2024. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against FDA’s menthol regulation, the effective date may be extended further.
We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry. In addition to FDA, California, Massachusetts, the District of Columbia and some cities have, or are considering, a ban on the sale of menthol cigarettes. While the menthol bans in Massachusetts, California, and the District of Columbia have not had a material impact on Liggett or Vector Tobacco’s product sales to date, we cannot predict whether additional states or cities will enact similar bans on the sale of menthol cigarettes and whether they will impact product sales or have a material adverse effect on Liggett or Vector Tobacco.
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
On March 18, 2020, FDA issued a final rule to require new health warnings on cigarette packages and in cigarette advertisements. This rule requires each cigarette package and advertisement to bear one of eleven textual warning statements accompanied by a corresponding graphic image covering 50% of the area of the front and rear panels of cigarette packages and at least 20% of the area at the top of cigarette advertisements. In December 2022, the district court granted plaintiffs’ motion for summary judgment finding that the graphic warning final rule violated the rights of the tobacco companies under the First Amendment. The final rule has been vacated and FDA has appealed the ruling. A decision on the appeal is pending with the circuit court. The inclusion of new warnings and rotation requirements pursuant to the final rule would likely increase Liggett’s production costs.
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
To date, Liggett has received NSE orders relating to 20 cigarette brand styles. Liggett has elected to pursue administrative appeals with FDA for 14 of the 20 cigarette brand styles and discontinued six brand styles. Sales of these 14 cigarette brand styles accounted for approximately 0.4% of the tobacco segment’s annual revenue in 2023. Liggett is continuing to sell the affected cigarette brand styles during the administrative appeal process. Vector Tobacco received NSE orders relating to three cigarette brand styles in November 2017. Sales of these three cigarette brand styles accounted for approximately 0.3% of the tobacco segment’s annual revenue in 2023. Vector Tobacco elected to pursue administrative appeals with FDA and is continuing to sell the affected cigarette brand styles during the administrative appeal process.
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
As a result, Vector Tobacco received a letter from FDA in April 2018, advising that FDA does not intend to conduct further review of Vector Tobacco’s remaining substantial equivalence applications that have not yet received a substantial equivalence determination unless one of the following occurs: (i) the new tobacco product that is the subject of the provisional application is also the subject of another pending application submitted by the same manufacturer; (ii) FDA receives new information (e.g., from inspection findings) suggesting that the new tobacco product that is the subject of a provisional application is more likely to have the potential to raise different questions of public health than previously determined; or (iii) FDA has reason to believe that the new tobacco product was not introduced or delivered for introduction into interstate commerce for commercial distribution in the U.S. after February 15, 2007, and prior to March 22, 2011 ((i), (ii) and (iii) are collectively, the “Conditions”).
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
Nicotine
On June 21, 2022, FDA indicated it plans to publish a proposed rule that establishes a tobacco product standard reducing the level of nicotine in cigarettes to non-addictive levels. FDA has indicated it may publish a proposed rule in April 2024. The rulemaking process could take many months or years and once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. We cannot predict how a tobacco product standard reducing nicotine, if ultimately issued by FDA, will impact product sales, whether it will have a material adverse effect on Liggett or Vector Tobacco, or whether it will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry.
Good Manufacturing Practices

In March 2023, the FDA, pursuant to the requirements of the TCA, issued a proposed rule with new requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of tobacco products.
This proposed rule establishes a framework of good manufacturing practices, including:
•establishing tobacco product design and development controls;
•ensuring that finished and bulk tobacco products are manufactured according to established specifications;

•minimizing the manufacture and distribution of tobacco products that do not meet specifications;
•requiring manufacturers to take appropriate measures to prevent contamination of tobacco products;
•requiring investigation and identification of products that do not meet specifications and requiring manufacturers to institute appropriate corrective actions, such as a recall; and
•establishing the ability to trace all components or parts, ingredients, additives and materials, as well as each batch of finished or bulk tobacco products, to aid in investigations of those that do not meet specifications.
The rulemaking process could take many months or years and once a final rule is published, it would likely not take effect until at least two years after the date of publication. If finalized as proposed, the new good manufacturing practices requirements would likely increase Liggett’s and Vector Tobacco’s production costs.
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
In November 1998, Philip Morris, R.J. Reynolds and two other companies (the “Original Participating Manufacturers” or “OPMs”) and Liggett (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”), (the OPMs and SPMs are hereinafter referred to jointly as the “Participating Manufacturers”) entered into the MSA with 46 states and various territories (collectively, the “Settling States”) to settle the asserted and unasserted healthcare cost recovery and certain other claims of those Settling States. The MSA has received final judicial approval in each Settling State.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the U.S. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the U.S. Liggett and Vector Tobacco’s domestic shipments accounted for 5.5% of the total cigarettes sold in the U.S. in 2023. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year.
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
Real Estate Investments
In our real estate investment business, we seek to acquire investment interests in domestic and international real estate projects through debt and equity investments. We and our partners seek to enhance the cash flows and returns from our investments by using varying levels of leverage. In addition, we and our partners may earn incentives on certain investments if the investments achieve rates of return that exceed targeted thresholds. We may pursue growth in new markets where we identify attractive opportunities to invest in or acquire assets and to achieve strong risk-adjusted returns. We strive to invest at attractive valuations, capitalize on distressed situations where possible, create opportunities for superior valuation gains and cash flow returns and monetize assets at appropriate times to realize value. As of December 31, 2023, our real estate investment business held interests in joint ventures recorded on our financial statements at approximately $137.2 million. Our current real estate investments include the following categories of projects (as of December 31, 2023):
Condominium and Mixed-Use Development
As of December 31, 2023, we owned investments in condominium and mixed-use development real estate ventures, recorded at $114.1 million and located throughout the U.S. and presently in New York City, Florida, Tennessee, North Carolina, and California. We had condominium and mixed-use development real estate ventures with projected construction completion dates between March 2024 and December 2025 as of December 31, 2023.
Apartment Buildings
As of December 31, 2023, we owned investments in apartment building ventures recorded at $7.8 million located in Hoover, Alabama and in Santa Monica, California. The investments were operating as of December 31, 2023.
Hotels
As of December 31, 2023, we owned investments in hotels recorded at $0.1 million located in New York City and in Bermuda. The hotels were operating as of December 31, 2023.
Commercial
As of December 31, 2023, we owned investments in commercial real estate ventures recorded at $15.2 million located in New York City and in Las Vegas, Nevada. Both commercial real estate ventures were operating as of December 31, 2023.
For additional information concerning these investments, see Note 10 to our consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Summary of Real Estate Investments.”

Human Capital
We have long believed that the diversity and talent of our people provide a competitive advantage to Vector Group and its subsidiaries. As of December 31, 2023, we employed 551 employees, of which 524 were employed by Liggett, and 27 were employed at Vector Group’s corporate headquarters.

Approximately 25% of the Liggett workforce has been employed by the Company for more than 15 years. Liggett has maintained long relationships with its employees due to its philosophy of listening to their comments and concerns and regularly engaging them to enhance its human capital management objectives.
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
Of the 524 employees at Liggett as of December 31, 2023, 302 were employed at Liggett’s Mebane factory, 158 were employed throughout the U.S. in sales positions and the remaining 64 were employed in administrative functions supporting and coordinating sales and marketing efforts.
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
Liggett is considerably smaller and has fewer resources than its major competitors, and, as a result, has in certain circumstances a more limited ability to respond to market developments. Further, all of Liggett’s unit volume is generated in the discount segment, which is highly competitive, with consumers having less brand loyalty and placing greater emphasis on price. MSAi’s data indicate that in 2023, Philip Morris and RJ Reynolds, the two largest cigarette manufacturers, controlled 69.2% of the U.S. cigarette market. Philip Morris is the largest manufacturer in the market, and its profits are derived principally from its sale of premium cigarettes. Philip Morris had 59.8% of the premium segment and 43.2% of the total domestic market during 2023. During 2023, all of Liggett’s sales were in the discount segment, and its share of the total domestic cigarette market was 5.5%. Historically, because of their dominant market share, Philip Morris and RJ Reynolds have been able to determine cigarette prices for the various pricing tiers within the industry.
Further consolidation in the industry could adversely affect our ability to compete in the U.S. cigarette market.
Liggett’s business is highly dependent on the discount cigarette segment and to maintain market share, it may be required to take steps to reduce prices.

All of Liggett’s unit volume is generated in the discount segment, which is highly competitive. While Philip Morris, RJ Reynolds, and ITG Brands compete with Liggett in the discount segment of the market, Liggett also faces intense competition for market share in the discount segment from a group of smaller manufacturers and importers, most of which sell low quality deep discount cigarettes. While Liggett’s share of the discount market was 17.5% in 2023, 18.5% in 2022 and 14.4% in 2021, MSAi’s data indicate that the discount market share of these other smaller manufacturers and importers was approximately 35.0% in 2023, 30.3% in 2022 and 34.2% in 2021. If pricing in the discount market continues to be impacted by these smaller manufacturers and importers, margins in Liggett’s only market segment could be negatively affected and, to maintain market share, Liggett may be required to take steps to reduce prices. Thus, Liggett’s sales volume, operating income and cash flows would be materially adversely affected, which in turn could negatively affect the value of our common stock.
Declining unit sales in the domestic cigarette industry could result in lower sales or higher costs for us.
MSAi’s data indicated that domestic industry-wide shipments of cigarettes declined by approximately 7.5% in 2023, 9.9% in 2022 and 6.5% in 2021. Since 1995, industry-wide shipments of cigarettes have declined in all years except 2020. We believe the 2020 increase in shipments was a COVID-19 related anomaly and that industry-wide shipments of cigarettes in the U.S. will continue to decline in future years as a result of numerous factors. These factors include health considerations, diminishing social acceptance of smoking, and a wide variety of federal, state and local laws limiting smoking in restaurants, bars and other public places, as well as increases in federal and state excise taxes and settlement-related expenses which have contributed to higher cigarette prices in recent years. In addition to a declining market impacting our sales volume, operating income and cash flows, our annual cost advantage from our payment exemption under the MSA declines by approximately $1.7 million for each percentage point decline in shipment volumes in the U.S. market and approximately $2.8 million for each percentage point increase in inflation (with the MSA rate increasing each year by the greater of three percent or the Consumer Price Index increase). If this decline in industry-wide shipments continues and Liggett is unable to capture market share from its competitors, or if the industry as a whole is unable to offset the decline in unit sales with price increases, or if Liggett’s market share percentage falls below its MSA payment exemption percentage, or if prevailing inflation rates continue, Liggett’s sales volume, operating income and cash flows could be negatively affected, which in turn could negatively affect the value of our common stock.
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
Cigarettes are subject to substantial regulation and taxation at the federal, state and local levels, which has had and may continue to have an adverse effect on our business. For a more complete discussion of the material regulations and taxation applicable to our Business, see Item 1. “Business. Legislation and Regulation.” For instance:
•Federal, state and local laws have limited the advertising, sale and use of cigarettes in the U.S., such as laws prohibiting smoking in restaurants and other public places. Private businesses have also implemented prohibitions on the use of cigarettes. Further regulations or rules limiting advertising, sale or use of cigarettes or ingredients or flavorings could negatively impact sales of cigarettes, which would have an adverse effect on our results of operations.
•The federal government, as well as certain state, city and county governments, impose excise taxes on cigarettes, which has had, and is expected to continue to have, an adverse effect on sales of cigarettes.
•Various state and local government regulations have, among other things, increased the minimum age to purchase tobacco products, banned the sale of menthol cigarettes, restricted or banned sampling and advertising and required ingredient and constituent disclosure. Significantly, the federal government increased the minimum age of sale for tobacco products from 18 to 21 years of age in December 2019. Further regulations that limit the group of individuals able to purchase cigarettes in the U.S. or other regulations that limit the types of products we can offer, such as limitations on use of flavoring or nicotine content, could have a material adverse effect on demand for our products, our results of operations and our business. FDA and other organizations have also conducted anti-tobacco media campaigns, which have and may continue to have an adverse effect on the demand for cigarettes.
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

The TCA became law in June 2009. The TCA grants FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although FDA is prohibited from banning all cigarettes or all smokeless tobacco products. It is likely that the TCA and further regulatory efforts by FDA could result in a decline in cigarette sales in the U.S., including sales of Liggett’s and Vector Tobacco’s brands. Compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by FDA under the law. Costs, however, could be substantial and could have a material adverse effect on the companies’ financial condition, results of operations, and cash flows. In addition, FDA has a number of investigatory and enforcement tools available to it. Failure to comply with the law and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on the business, financial condition and results of operation of both Liggett and Vector Tobacco. At present, we are not able to predict whether the law will impact Liggett and Vector Tobacco to a greater degree than other companies in the industry, thus affecting our competitive position. See Item 1. “Business, Legislation and Regulation” for a more detailed discussion.
Liggett and Vector Tobacco submitted substantial equivalence applications to FDA for each of their respective cigarette brand styles as required by the TCA, some of which remain under review by FDA. See Item 1. “Business, Legislation and Regulation” for a more detailed discussion. We cannot predict whether FDA will deem Liggett’s and Vector Tobacco’s outstanding applications to be sufficient to support determinations of substantial equivalence for the products covered by these substantial equivalence reports. It is possible that FDA could determine that some, or all, of these products are “not substantially equivalent” to a preexisting tobacco product, as the agency has already done for 23 of our Tobacco segment’s applications. NSE orders for other cigarette styles may require us to stop the sale of the applicable cigarettes and other cigarette styles and could have a material adverse effect on us.
Actions by FDA, including those specific actions described in Item 1. “Business, Legislation and Regulation” may (i) impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through nicotine or constituent limits or menthol or other flavor bans), (ii) limit adult tobacco consumer choices, (iii) delay or prevent the launch of new or modified tobacco products, (iv) require the recall or other removal of tobacco products from the marketplace (for example as a result of (a) product contamination, (b) legislation and rulemaking that bans nicotine or menthol or other flavors, (c) a determination by FDA that one or more tobacco products do not satisfy the statutory requirements for substantial equivalence, (d) because FDA requires that a currently marketed tobacco product proceed through the pre-market review process or (e) because FDA does otherwise determines that removal is necessary for the protection of public health), (v) restrict communications to adult tobacco consumers, (vi) restrict the ability to differentiate tobacco products, (vii) create a competitive advantage or disadvantage for certain tobacco companies, (viii) impose additional manufacturing, labeling or packing requirements, (ix) interrupt manufacturing or otherwise significantly increase the cost of doing business or (x) restrict or prevent the use of specified tobacco products in certain locations or the sale of tobacco products by certain retail establishments. Any one or more of these actions may have a material adverse effect on our financial condition, results of operations and cash flows.
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
Liggett could be subjected to substantial liabilities and bonding requirements from litigation relating to cigarette products. Adverse judgments could have a negative impact on our ability to operate due to their impact on cash flows. We and our Liggett subsidiary, as well as the entire cigarette industry, continue to be challenged on numerous fronts. New cases continue to be commenced against Liggett and other cigarette manufacturers. As of December 31, 2023, there were 70 individual product liability lawsuits, two purported class actions and one health care cost recovery action pending in the U.S. in which Liggett and/or we were named defendants. It is likely that similar legal actions, proceedings and claims will continue to be filed against

Liggett. Punitive damages, often in amounts ranging into billions of dollars, are specifically pleaded in certain cases, in addition to compensatory and other damages. It is possible that there could be adverse developments in pending cases including the certification of additional class actions. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. In addition, an unfavorable outcome in any tobacco-related litigation could have a material adverse effect on our consolidated financial position, results of operations or cash flows. Liggett could face difficulties in obtaining a bond to stay execution of a judgment pending appeal. As new product liability cases are commenced against Liggett, the costs associated with defending these cases and the risks relating to the inherent unpredictability of litigation continue to increase.
Individual tobacco-related cases resulting from the Engle case could continue to harm Liggett.
In May 1994, the Engle case was filed as a class action against Liggett and others in Miami-Dade County, Florida. As a result, we and Liggett, and other cigarette manufacturers, were sued in thousands of Engle progeny cases in both federal and state courts in Florida. Notwithstanding Liggett’s multi-plaintiff settlements, Liggett and Vector Group remain defendants in several state court Engle progeny cases. The costs associated with defending these cases have negatively impacted our cash flows, and we cannot predict the cash requirements related to any future settlements and judgments, including cash required to bond any appeals, in the event of an adverse verdict.
Liggett may have additional payment obligations under the MSA.
NPM Adjustment. In March 2006, an economic consulting firm selected pursuant to the MSA determined that the MSA was a “significant factor contributing to” the loss of market share of the Participating Manufacturers for 2003. This same determination has been made for additional years. This is known as the “NPM Adjustment.” As a result, the Participating Manufacturers may be entitled to potential NPM Adjustments to their MSA payments.
As of December 31, 2023, the Participating Manufacturers had entered into agreements with 40 Settling States setting out terms for settlement of the NPM Adjustment and addressing the NPM Adjustment with respect to those states for future years.
The arbitration for 2004 found three states liable for the NPM Adjustment. Two of these states have challenged the determinations. As of December 31, 2023, Liggett and Vector Tobacco accrued approximately $8.7 million related to disputed amounts withheld from the non-settling states for 2004 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
Liggett may have additional payment obligations under its individual state settlements.
In 2004, the Attorney General of Texas advised Liggett that he believed Liggett had failed to make all required payments under the respective settlement agreements with these states. Liggett believes these allegations are without merit, based, among other things, on the language of the most favored nation provisions of the settlement agreements. No amounts have been accrued in our consolidated financial statements for any additional amounts that may be payable by Liggett under the settlement agreement with Texas.
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
These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general economic condition of the U.S. and the global economy. The real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could impact the real estate market, which in turn could adversely affect our business, financial condition and results of operations.
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
Real estate development is a competitive industry, and competitive conditions may adversely affect our results of operations. The real estate development industry is highly competitive. Real estate developers compete not only for buyers, but also for desirable properties, building materials, labor and capital. We compete with other local, regional, national and international real estate asset managers, investors and property developers, which have significant financial resources and experience. Competitive conditions in the real estate development industry could result in difficulty in acquiring suitable investments in properties at acceptable prices, increased selling incentives, lower sales volumes and prices, lower profit margins, impairments in the value of our investments in real estate developments and other assets, and/or increased construction costs, delays in construction and increased carry costs. Development projects are subject to special risks including potential increase in costs, changes in market demand, inability to meet deadlines which may delay the timely completion of projects, reliance on contractors who may be unable to perform and the need to obtain various governmental and third-party consents.
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
Increasingly in recent years, individual and class action lawsuits have been filed against real estate developers asserting claims of personal injury and property damage caused by a variety of issues, including faulty materials and the presence of mold in residential dwellings. Furthermore, decreases in home values as a result of general economic conditions may result in an increase in both non-meritorious and meritorious construction defect claims, as well as claims based on marketing and sales practices. Insurance may not cover all claims arising from such issues, or such coverage may become prohibitively expensive. If real estate developments in our real estate portfolio are not able to obtain adequate insurance against these claims, they may experience litigation costs and losses that could reduce our revenues from these investments. Even if they are successful in defending such claims, we may incur significant losses.
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
In connection with our tobacco business, from time-to-time Douglas Elliman may be named as a defendant in tobacco-related lawsuits, notwithstanding the completion of the Distribution. Pursuant to the Distribution Agreement, we and each of our subsidiaries agreed to indemnify Douglas Elliman for liabilities related to our tobacco business, including liabilities that Douglas Elliman may incur for tobacco-related litigation.
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
Certain of our directors who serve on our Board of Directors currently serve on the board of directors of Douglas Elliman. This may create, or appear to create, conflicts of interest when our or Douglas Elliman's management and directors face decisions that could have different implications for us and Douglas Elliman, including the resolution of any dispute regarding the terms of the agreements governing the Distribution and the relationship between us and Douglas Elliman after the Distribution or any other commercial agreements entered into in the future between us and Douglas Elliman. For example, subsidiaries of Douglas Elliman have been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $1.8 million, $1.7 million and $9.0 million from these projects for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Technology Officer and General Counsel serve in the same roles at Douglas Elliman. Our management model has and continues to use holding company executives to focus on public company matters while delegating the operations of our subsidiaries, including Liggett, to experienced operating professionals and we believe it has created stockholder value. Nonetheless, our management team divides its time between Vector Group and Douglas Elliman and consequently, does not spend its full time on our business. From time-to-time, our overlapping executive officers may be required to spend a significant portion of their time and attention on Douglas Elliman’s affairs, and there can be no assurance that they will be able to devote sufficient time to the Company’s affairs.
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
If the Distribution does not qualify as a tax-free transaction for any reason, including because of a breach of a representation or covenant, we would recognize a substantial gain attributable to Douglas Elliman for U.S. federal income tax purposes. Additionally, if the Distribution does not qualify as tax-free under Section 355 of the Code, our stockholders will be treated as having received a distribution equal to the fair market value of the stock distributed, which generally would be treated first as a taxable dividend to the extent of such holder’s pro rata share of our current and accumulated earnings and profits, then as a non-taxable return of capital to the extent of such holder’s tax basis in our common stock, and thereafter as capital gain with respect to any remaining value.
We are subject to continuing contingent tax-related liabilities of Douglas Elliman following the Distribution.
After the Distribution, there are several significant areas where the liabilities of Douglas Elliman may become our obligations, either in whole or in part. For example, to the extent that any subsidiary of ours was included in the consolidated tax reporting group of Vector Group for any taxable period or portion of any taxable period ending on or before the effective date of the Distribution, such subsidiary is jointly and severally liable for the U.S. federal income tax liability of the entire consolidated tax reporting group of Vector Group, as applicable, for such taxable period. In connection with the Distribution, we have entered into a Tax Disaffiliation Agreement with Douglas Elliman that allocates the responsibility for prior period consolidated taxes to Vector Group. If we are unable to pay any prior period taxes for which we are responsible, however, Douglas Elliman could be required to pay the entire amount of such taxes, and such amounts could be significant. Other provisions of federal, state or local law may establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.
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
We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2023, we and our subsidiaries had total outstanding indebtedness of $1.39 billion. In addition, subject to the terms of any future agreements, we and our subsidiaries may incur additional indebtedness in the future. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We have significant liquidity commitments.
During 2024, we will have significant liquidity commitments that will require the use of our existing cash resources. As of December 31, 2023, our corporate expenditures (exclusive of Liggett, Vector Tobacco and New Valley) and other potential liquidity requirements over the next 12 months include the following:
•cash interest expense of approximately $104.8 million,
•dividends of approximately $127.9 million based on an assumed quarterly cash dividend rate of $0.20 per share (based on payments on 157,683,020 common shares outstanding as of February 14, 2024 and 2,248,226 employee stock options), and
•other corporate expenses and taxes.
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
Our 5.75% Senior Secured Notes, 10.5% Senior Notes, and Liggett Credit Facility contain restrictive covenants, and the Liggett Credit Facility contains financial ratios that limit our operating flexibility, and may limit our ability to pay dividends in the future.
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
We are a holding company and have no operations of our own. We hold our interests in our various businesses through our wholly owned subsidiaries, VGR Holding LLC (“VGR Holding”) and New Valley. In addition to our own cash resources, our ability to pay interest on our debt and to pay dividends on our common stock depends on the ability of VGR Holding and New Valley to make cash available to us. VGR Holding’s ability to pay dividends to us depends primarily on the ability of Liggett and Vector Tobacco, its wholly owned subsidiaries, to generate cash and make it available to VGR Holding. The Liggett Credit Facility contains a restricted payments test that limits the ability of Liggett to pay cash dividends to VGR Holding. The ability of Liggett to meet the restricted payments test may be affected by factors beyond its control.
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
Global cybersecurity threats and incidents can range from uncoordinated individual attempts that gain unauthorized access to information technology systems both internally and externally, to sophisticated and targeted measures known as advanced persistent threats, directed at us and our stakeholders. In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our tobacco customers. Additionally, we increasingly rely on third-party service providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. Our systems and the confidential information on them may also be compromised by employee misconduct or employee error. We and our third-party service providers have experienced, and expect to continue to experience, these types of internal and external threats and incidents, which can result, and have resulted, in the misappropriation and unavailability of critical data and confidential or proprietary information (our own and that of third parties, including personally identifiable information), the disruption of business operations, and the loss of funds. Depending on their nature and scope, these incidents could potentially also result in the destruction or corruption of such data and information. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, increased cybersecurity protection and remediation costs, business disruption, and the loss of funds or revenue, which in turn could adversely affect our competitiveness and results of operations. Developments in the laws and regulations governing the handling and transmission of personal identifying information in the U.S. may require us to devote more resources to protecting such information, which could in turn adversely affect our results of operations and financial condition.
We depend on our key personnel.
We depend on the efforts of our executive officers and other key personnel as our named executive officers have been employed by us for an average of 28 years as of December 31, 2023. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. For more information about certain of our key personnel, see “— After the Distribution, certain of our executive officers do not devote their full time to Vector Group’s affairs, and the overlap may give rise to conflicts.”
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

Our available cash and cash equivalents are held in accounts with or managed by financial institutions and consist of cash in our operating accounts and cash and cash equivalents invested in money market funds. The amount of cash in our operating accounts exceeds the Federal Deposit Insurance Corporation insurance limits. While we monitor our accounts regularly and adjust our balances as appropriate, the valuation of or our access to these accounts could be negatively impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. The operations of U.S. and global financial services institutions are interconnected and the performance and financial strength of specific institutions are subject to rapid change, the timing and extent of which cannot be known. To date, we have experienced no material realized losses on or lack of access to our cash held in operating accounts or our invested cash or cash equivalents, however, we can provide no assurances that access to our cash held in operating accounts or our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets or the negative performance of financial institutions. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Relating to our Common Stock
The price of our common stock may fluctuate significantly.
The trading price of our common stock has ranged between $9.80 and $14.25 per share over the past 52 weeks.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
We have a comprehensive approach to identifying and managing cybersecurity risks that involves our information technology security personnel, senior management, Audit Committee and Board of Directors. Our cybersecurity risk management function is integrated into our overall risk management system and processes.
Governance. The Board of Directors has formally tasked the Audit Committee with oversight responsibility to review cybersecurity and data privacy risks. The Audit Committee receives regular reports from management about cybersecurity matters. In addition to regular reporting, we have procedures by which potential cybersecurity incidents are reported in a timely manner to the Chief Technology Officer, who then notifies the Chief Operating Officer and General Counsel of cybersecurity incidents and they collectively determine if a specific incident warrants escalation to the Audit Committee and the Board of Directors. Our CTO, who has more than 25 years of information security and cybersecurity experience, manages cybersecurity at the corporate and real estate segments and oversees a team of dedicated cybersecurity personnel employed in our tobacco segment. Our governance procedures are generally designed to identify, assess, mitigate, prevent and, where required, respond to cybersecurity security incidents and threats in a timely manner to minimize the loss or compromise of information and assets and to facilitate incident resolution.
Cybersecurity incident identification and response. We use a number of processes and procedures to protect our data, systems and employees from cyber incidents, to reduce our overall cybersecurity risk profile, and to identify and respond to cybersecurity incidents in a timely manner. These processes and procedures leverage a variety of tools, including a security incident and event manager interface that uses behavioral analytics and provides live metrics and reports of attempted breaches and logs of firewalls, authentication attempts, emails, anti-malware, attempted intrusions and applications. We also conduct periodic tests to assess our processes and procedures and the threat landscape, which include, among other things, the engagement of third-party experts for external and internal penetration testing and system security assessments.
We have adopted an incident response plan that applies in the event of a cybersecurity incident involving a breach of our own information technology systems and applications. Pursuant to this response plan, in the event of an incident, a multi-disciplinary team is assembled that includes our CTO and General Counsel and, if appropriate, our COO and CFO, which in turn may leverage the expertise of third-party consultants, external legal counsel and other resources. The plan includes procedures designed to facilitate containment of, and responses to, a cybersecurity incident, which are based on the type of incident, the location of the incident and the breadth of the incident. The plan also establishes procedures for notifying any impacted parties, including our customers, law enforcement and regulatory authorities, third-party vendors and insurance providers. Our CTO will provide periodic updates to the Audit Committee and, when appropriate, the Board of Directors during this process.
After an incident, we would review and document the causes and effects of the incident, evaluate the remediation plan, and consider post-incident improvements. Where applicable, the CTO reports these findings to the Audit Committee and, when appropriate, the Board of Directors.
Processes to identify material risks associated with the use of third-party service providers. In addition to internal resources, we utilize third-party service providers to supplement and maintain our information technology systems. We have procedures to oversee and identify cybersecurity risks associated with our use of these third-party service providers, including procedures that apply in the event of a cybersecurity incident at a third-party service provider that results in our systems or data or our customers’ data being compromised. These processes and procedures include, among others, a diligence review conducted by our information technology team of substantially all of our external business partners and a focused review of any such third parties’ cybersecurity audit attestations, such as Service Organization Controls, NIST 800 alignments, ISO certifications, PCI DSS compliance or other recognized external reviews. In the case of a cybersecurity incident affecting a third party, these procedures also govern interactions with personnel of the impacted third-party to determine the date, scope and effects of the cybersecurity incident, review the response and remediation measures taken by the third-party and conduct an inventory of potentially compromised data. Our notification process for a cybersecurity incident affecting a third party is the same as the notification process that applies to a cybersecurity incident that affects our own information technology systems and applications.
Cybersecurity risks and threats. We and certain of our third-party service providers have experienced, and may continue to experience, internal and external cybersecurity threats, which can result in impacts to critical data and confidential or proprietary information and the disruption of certain business operations. Nonetheless, we have not been subject to cybersecurity incidents that, individually or in aggregate, have been material to our operations or financial condition, and we cannot provide assurance that cybersecurity incidents will not have a material impact in the future. See Item 1A. “Risk Factors”.

ITEM 2.PROPERTIES
Our principal executive offices are in Miami, Florida. We lease 12,390 square feet of office space in an office building in Miami. The lease was extended in January 2023 and expires in April 2028.
We lease approximately 9,000 square feet of office space in New York, New York. The lease was extended in December 2023 and expires in December 2028. New Valley’s operating properties are discussed above under the description of New Valley’s business and in Note 10 to our consolidated financial statements.
Liggett and LVB
Liggett’s tobacco manufacturing facilities, and several of its distribution and storage facilities, are currently located in or near Mebane, North Carolina. Some of these facilities are owned and others are leased. Liggett’s office, manufacturing complex and warehouse are pledged as collateral under its Revolving Credit Facility. As of December 31, 2023, the principal properties owned or leased by Liggett are as follows:

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

ITEM 3.LEGAL PROCEEDINGS

Liggett and other U.S. cigarette manufacturers have been named as defendants in various types of cases predicated on the theory, among other things, that they should be liable for damages from adverse health effects alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes.
Reference is made to Note 15 to our consolidated financial statements included elsewhere in this report and contains a general description of certain legal proceedings to which we, or our subsidiaries, are a party and certain related matters. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which Liggett we are a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, Attn. Investor Relations.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the New York Stock Exchange under the symbol “VGR.” At February 9, 2024, there were approximately 1,414 holders of record of our common stock.

Performance Graph
The following graph compares the cumulative total annual return of our Common Stock, the S&P 500 Index, the S&P Small Cap 600 Index, and the NYSE Arca Tobacco Index for the five years ended December 31, 2023. The graph assumes that $100 was invested on December 31, 2018 in the Common Stock and each of the indices, and that all cash dividends and distributions were reinvested. The historical stock prices of Vector presented in the chart have been adjusted to reflect the impact of the distribution of Douglas Elliman Inc. on December 29, 2021. The chart does not reflect the Company’s forecast of future financial performance.

300
200
100
0
DOLLARS
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Vector Group Ltd.
S&P 500
S&P 600
NYSE Arca Tobacco

	12/18	12/19	12/20	12/21	12/22	12/23
Vector Group Ltd.	100	166	155	224	250	255
S&P 500	100	131	156	200	164	207
S&P 600	100	123	137	173	145	168
NYSE Arca Tobacco	100	133	134	159	140	144

Unregistered Sales of Equity Securities and Use of Proceeds
No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2023.
Issuer Purchase of Equity Securities
We did not purchase our common stock during the three months ended December 31, 2023.

EXECUTIVE OFFICERS OF THE REGISTRANT
The table below, together with the accompanying text, presents certain information regarding all our current executive officers as of February 16, 2024. Each of the executive officers serves until the election and qualification of such individual’s successor or until such individual’s death, resignation or removal by the Board of Directors.

Name	Age	Position	Year Individual Became an Executive Officer
Howard M. Lorber	75	President and Chief Executive Officer	2001
Richard J. Lampen	70	Executive Vice President and Chief Operating Officer	1996
J. Bryant Kirkland III	58	Senior Vice President, Chief Financial Officer and Treasurer	2006
Marc N. Bell	63	Senior Vice President, General Counsel and Secretary	1998
J. David Ballard	56	Senior Vice President, Enterprise Efficiency and Chief Technology Officer	2020
Nicholas P. Anson	52	President and Chief Operating Officer of Liggett	2020
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

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Overview
We are a holding company and are engaged principally in two business segments:
•Tobacco: the manufacture and sale of discount cigarettes in the U.S. through our Liggett Group LLC and Vector Tobacco LLC subsidiaries, and
•Real Estate: the real estate investment business through our subsidiary, New Valley LLC, which acquires and invests in real estate properties or projects.
Our tobacco subsidiaries’ cigarettes are produced in 100 combinations of length, style and packaging. Our current brand portfolio includes:
•Montego
•Eagle 20’s
•Pyramid
•Grand Prix, Liggett Select, Eve, USA and various partner brands and private label brands.

All of our brands are priced in the discount segment and Montego, our lowest priced brand, is the largest discount brand in the U.S. Consumers in the discount segment are price conscious and have less brand loyalty. They place a greater emphasis on price and quality. Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the U.S.: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company, which is owned by British American Tobacco Plc, and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.
See Item 1. “Business” for detailed overview and description of our principal operations.
Certain discussions of the changes in our results of operations and liquidity and capital resources from the year ended December 31, 2022 as compared to the year ended December 31, 2021 have been omitted from this Form 10-K and may be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 21, 2023.

Recent Developments
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the year ended December 31, 2023, approximately 21% of our cigarette unit sales were menthol flavored. FDA is expected to adopt a final rule in 2024. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against the FDA’s menthol regulation, the effective date may be extended further. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, and whether it will have an adverse effect on Liggett or Vector Tobacco.
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
Repurchase of 10.5% Senior Notes due 2026. During the years ended December 31, 2023 and 2022, we repurchased in the market $23,443 and $12,865, respectively, in aggregate principal amount of our 10.5% Senior Notes outstanding and recorded a loss of $549 and a gain of $412, respectively. The 10.5% Senior Notes that were repurchased have been retired.

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
Mississippi Litigation. In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states alleging that Liggett owed Mississippi compensatory damages and interest. In August 2023, the parties settled the matter and Liggett paid $18,000 in connection with such settlement. In September 2023, Liggett redeemed the $24,000 bond that had been posted in June 2022 and received proceeds of $25,135, which included the principal balance and accrued interest.
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Legislation and Regulation” for further information on litigation.

Critical Accounting Estimates
General. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, promotional accruals, actuarial assumptions of pension plans, deferred tax liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
Revenue Recognition. Revenue is measured based on a consideration specified in a contract with a customer and excludes any sales incentives. Revenue is recognized when (a) an enforceable contract with a customer exists that has commercial substance, and collection of substantially all consideration for services is probable; and (b) the performance obligations to the customer are satisfied either over time or at a point in time.
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
Master Settlement Agreement. As discussed in Note 15 to our consolidated financial statements, Liggett and Vector Tobacco are participants in the Master Settlement Agreement or the MSA. Liggett and Vector Tobacco have no payment obligations under the MSA except to the extent their market shares exceed approximately 1.65% and 0.28%, respectively, of total cigarettes sold in the U.S. Their obligations, and the related expense charges under the MSA, are subject to adjustments based upon, among other things, the volume of cigarettes sold by Liggett and Vector Tobacco, their relative market shares and inflation. Since relative market shares are based on cigarette shipments, the best estimate of the allocation of charges under the MSA is recorded in cost of sales when the products are shipped. Settlement expenses under the MSA recorded in the accompanying consolidated statements of operations were $271,478 for 2023, $276,204 for 2022 and $171,058 for 2021. Adjustments to these estimates are recorded in the period that the change becomes probable and the amount can be reasonably estimated.
Stock-Based Compensation. Our stock-based compensation uses a fair-value-based method to recognize non-cash compensation expense for share-based transactions. Under the fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. We recognized stock-based compensation expense of $42, $339 and $849 in 2023, 2022 and 2021, respectively, related to the amortization of stock option awards and $10,069, $7,509 and $13,949, respectively, related to the amortization of restricted stock grants. As of December 31, 2023 and 2022, there was $0 and $41, respectively, of total unrecognized cost related to employee stock options and $22,566 and $15,501, respectively, of total unrecognized cost related to restricted stock grants. See Note 14 to our consolidated financial statements.
Employee Benefit Plans. The determination of our net pension and other postretirement benefit income or expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. We determine discount rates by using a quantitative analysis that considers the prevailing prices of investment grade bonds and the anticipated cash flow from our two qualified defined benefit plans and our postretirement medical and life insurance plans. These analyses construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the annual projected cash flows from our pension and retiree health plans. As of December 31, 2023, our benefit obligations were computed assuming a discount rate between 4.95% - 5.40%. As of December 31, 2023, our service cost was computed assuming a discount rate of 2.85% - 5.3%. In determining our expected rate of return on plan assets, we consider input from our external advisors and historical returns based on the expected long-term rate of return which is the weighted average of the target asset allocation of each individual asset class. Our actual 10-year annual rate of return on our pension plan assets was 4.42%, 4.83% and 7.74% for the years ended December 31, 2023, 2022 and 2021, respectively, and our actual five-year annual rate of return on our pension plan assets was 3%, 2.42% and 7.86% for the years ended December 31, 2023, 2022 and 2021, respectively. In computing expense for the year ended December 31, 2024, we will use an assumption of a 6.4% annual rate of return on our pension plan assets. In accordance with GAAP, actual results that differ from our assumptions are accumulated and amortized over future periods and therefore, generally affect our recognized income or expense in such future periods. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions may materially affect our future net pension and other postretirement benefit income or expense.

Net pension expense for defined benefit pension plans and other postretirement expense was $1,750, $1,358 and $1,390 for the years ended December 31, 2023, 2022 and 2021, respectively, and we currently anticipate benefit expense will be approximately $1,473 for 2024. In contrast, our funding obligations under the pension plans are governed by the Employee Retirement Income Security Act (“ERISA”). To comply with ERISA’s minimum funding requirements, we do not currently anticipate that we will be required to make any funding to the tax qualified pension plans for the pension plan year beginning on January 1, 2024 and ending on December 31, 2024.
Long-Term Investments and Impairments. As of December 31, 2023, our long-term investments were comprised of $29,402 of equity securities at fair value that qualify for the net asset value (“NAV”) practical expedient and $17,358 of long-term investments that were accounted for under the equity method. Our investments in equity securities at fair value that qualify for the NAV practical expedient consisted primarily of investment partnerships investing in investment securities. The investments in these investment partnerships are illiquid and the ultimate realization of these investments is subject to the performance of the underlying partnership and its management by the general partners. The estimated fair value of these investments was provided by the partnerships based on the indicated market values of the underlying assets or investment portfolio. Our investments accounted for under the equity method included interests in partnerships in which we have the ability to exercise significant influence over their operating and financial policies. The estimated fair value of the investments is either provided by the partnerships based on the indicated market values of the underlying assets or is calculated internally based on the number of shares owned and the equity in earnings or losses and interest income we recognize on the investment. Gains are recognized when realized in our consolidated statement of operations. Losses are recognized as realized or upon the determination of the occurrence of an other-than-temporary decline in fair value. Pursuant to the amendments provided by ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), our long-term investments that qualify for the NAV practical expedient are measured at fair value with changes in fair value recognized in net income. Therefore, impairment analyses for these investments are no longer warranted.
As of December 31, 2023, we also had $7,555 of investments in profit participation agreements and various limited liability companies that were classified as equity securities and other long-term investments without readily determinable fair values that do not qualify for the NAV practical expedient. The investments are included in “Other assets” on the consolidated balance sheets and are valued at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. On a quarterly basis, we evaluate our investments to determine if there are indicators of impairment. If so, we also determine whether there is an impairment and if it is considered temporary or other than temporary. We believe that the assessment of temporary or other-than-temporary impairment includes judgment and relevant facts and circumstances. The impairment indicators that are taken into consideration as part of our analysis include (a) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, (b) a significant adverse change in the regulatory, economic, or technological environment of the investee, (c) a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates, and (d) factors that raise significant concerns about the investee’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.
Current Expected Credit Losses. On January 1, 2020, we adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, therefore, our measurement of credit losses for most financial assets and certain other instruments has been modified as discussed in Note 3 to our consolidated financial statements.
•Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of December 31, 2023, 2022 and 2021.
•Term loan receivables: New Valley provides term loans to real estate developers, which are included in Other assets on the consolidated balance sheets. The loans are secured by guarantees and are evaluated individually. Because New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. New Valley’s expected credit loss estimate was $3,100 as of adoption (January 1, 2020). New Valley’s expected credit loss estimate was $15,928 as of both December 31, 2023 and December 31, 2022.
Intangible Assets. Intangible assets with indefinite lives are not amortized, but instead are tested for impairment on an annual basis, or whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable.
Our intangible asset associated with the benefit under the MSA is related to Vector Tobacco. The fair value of the intangible asset associated with the benefit under the MSA is determined using discounted cash flows. This approach involves two steps: (i) estimating future cash savings due to the payment exemption under the MSA and (ii) discounting the resulting cash flow savings to determine fair value. This fair value is then compared with the carrying value of the intangible asset associated with the benefit under the MSA. To the extent that the carrying amount exceeds the implied fair value of the intangible asset, an impairment loss is recognized. We performed its impairment test for the year ended December 31, 2023 and no impairment was noted.
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
Our business segments were Tobacco and Real Estate for the years ended December 31, 2023 and 2022. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes investments in real estate ventures and, prior to 2023, included investments in real estate.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies and can be found in Note 1 to our consolidated financial statements.

	Year Ended December 31,
	2023		2022
	(Dollars in thousands)
Revenues:
Tobacco	$1,424,268		$1,425,125
Real Estate	—		15,884
Total revenues	$1,424,268		$1,441,009

Operating income (loss):
Tobacco	$346,673	(1)	$347,044	(2)
Real Estate	313		8,016
Corporate and Other	(18,951)		(16,050)
Total operating income	$328,035		$339,010
_____________________________
(1)Operating income includes $18,799 of litigation settlement and judgment expense and $734 received from a litigation settlement associated with the MSA (which reduced cost of sales).
(2)Operating income includes $239 of litigation settlement and judgment expense and $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales).

Pricing actions

Since January 1, 2022, Liggett has taken the following pricing actions:

		Brand
	Amount per pack	Montego	Eagle 20’s	Pyramid	Liggett Select, Eve and Grand Prix

January 31, 2022 (1)	$0.10	✓	—	—	—
January 31, 2022 (1)	0.15	—	✓	✓	✓
April 29, 2022 (1)	0.16	—	✓	✓	✓
May 1,2022 (2)	0.10	✓	—	—	—
July 29, 2022 (1)	0.16	✓	✓	✓	✓
October 28, 2022 (1)	0.16	—	✓	✓	✓
October 28, 2022 (1)	0.10	✓	—	—	—
January 27, 2023 (1)	0.16	—	✓	✓	✓
January 27, 2023 (1)	0.10	✓	—	—	—
April 28, 2023 (1)	0.16	✓	✓	✓	—
April 28, 2023 (1)	0.20	—	—	—	✓
August 25, 2023 (1)	0.10	✓	—	—	—
August 25, 2023 (1)	0.16	—	✓	✓	—
August 25, 2023 (1)	0.20	—	—	—	✓
January 26, 2024 (1)	0.14	✓	—	—	—
January 26, 2024 (1)	0.17	—	✓	✓	—
January 26, 2024 (1)	0.30	—	—	—	✓
_____________________________
(1)     List price increase
(2)     Promotional spending reduction
2023 Compared to 2022
Revenues. Total revenues were $1,424,268 for the year ended December 31, 2023 compared to $1,441,009 for the year ended December 31, 2022. The $16,741 (1.2%) decline in revenues was due to a $15,884 decline in Real Estate revenues and an $857 decline in Tobacco revenues related to declines in unit volume partially offset by increases in net pricing.
Cost of sales. Total cost of sales was $965,348 for the year ended December 31, 2023 compared to $998,658 for the year ended December 31, 2022. The $33,310 (3.3%) decline in cost of sales was due to a $25,983 decline in Tobacco cost of sales related to declines in sales volume and a $7,327 decline in Real Estate cost of sales.
Expenses. Operating expenses were $130,885 for the year ended December 31, 2023 compared to $103,341 for the year ended December 31, 2022. The $27,544 (26.7%) increase was due to a $25,497 increase in Tobacco expenses and a $2,901 increase in Corporate and Other expense. This was partially offset by an $854 decline in Real Estate expenses for the year ended December 31, 2023.
Operating income. Operating income was $328,035 for the year ended December 31, 2023 compared to $339,010 for the year ended December 31, 2022, a decline of $10,975 (3.2%). Real Estate operating income declined by $7,703, Corporate and Other operating loss increased by $2,901, and Tobacco operating income declined by $371.
Other expenses. Other expenses were $79,583 and $118,448 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, other expenses primarily consisted of interest expense of $108,617 and a loss of $549 recognized on the repurchase of the 10.5% Senior Notes. This was partially offset by other income of $26,119, which includes interest and dividend income of $23,491 and net gains from investments of $2,594, equity in earnings from real estate ventures of $2,202, and equity in earnings from investments of $1,262. For the year ended December 31, 2022, other expenses primarily consisted of interest expense of $110,665, equity in losses from real estate ventures of $5,946 and equity in losses from investments of $4,995. This was partially offset by other income of $2,746, and gain of $412 recognized on the repurchase of the 10.5% Senior Notes.
Income before provision for income taxes. Income before income taxes was $248,452 and $220,562 for the years ended December 31, 2023, and 2022, respectively.

Income tax expense. Income tax expense was $64,926 for the year ended December 31, 2023 compared to income tax expense of $61,861 for the year ended December 31, 2022. Our income tax rates for the years ended December 31, 2023 and 2022 do not bear a customary relationship to statutory income tax rates due to the impact of certain nondeductible expenses, state income tax rates, changes in valuation allowances, uncertain tax benefits and excess tax benefits of stock-based compensation. We evaluate our marginal income tax rate and uncertain tax positions on a quarterly basis based on our operating activity. Our marginal income tax rate declined to 25.24% in 2023 from 25.81% in 2022 due to this evaluation during the fourth quarter of 2023; the decline in the marginal income tax rate resulted in a $1,169 benefit to our income tax provision for the year ended December 31, 2023. Further, because several income tax audits were successfully resolved in the fourth quarter of 2023, we reversed $1,455 of previously recognized uncertain tax positions in the fourth quarter of 2023. The reversal of these uncertain tax positions resulted in a $1,327 decline in tax expense related to uncertain tax positions for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Tobacco.
Tobacco revenues. All our Tobacco sales were in the discount category in 2023 and 2022. For the year ended December 31, 2023, Tobacco revenues were $1,424,268 compared to $1,425,125 for the year ended December 31, 2022. Revenues declined by $857 (0.1%) due primarily to a 6.4% (664.3 million units) decline in unit sales which resulted in an unfavorable volume variance of $91,475. This was partially offset by a favorable price variance of $90,618 due to price increases during the year associated with the gradual transition of our strategy on Montego from a volume-based growth strategy to an income-based growth strategy.
Montego became our largest brand in the second quarter of 2022 and is now the largest discount brand in the U.S. Prior to the third quarter of 2022, our strategy for Montego was based on volume growth, while our strategy for our other brands was based on income growth. In the third quarter of 2022, management made the determination to gradually transition Montego’s growth from a volume-based strategy to an income-based growth strategy and the price of Montego was raised five times between July 2022 and December 2023. For the year ended December 31, 2023, Montego’s volume increased to approximately 64% of Liggett’s total unit sales from approximately 47% for the year ended December 31, 2022.
Eagle 20’s is our second-largest brand and its percentage of our total unit sales declined to approximately 24% for the year ended December 31, 2023 from approximately 35% for the year ended December 31, 2022. Pyramid, our third-largest brand, also declined to approximately 8% of our total unit sales for the year ended December 31, 2023 from approximately 13% for the year ended December 31, 2022.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Year Ended December 31,
	2023		2022

Manufacturing overhead, raw materials and labor	$167,033		$154,934
Federal excise taxes	486,263		520,760
FDA expense	32,121		30,686
MSA expense, net of market share exemption	271,478	(1)	276,204	(2)
Customer shipping and handling	8,453		8,747
Total cost of sales	$965,348		$991,331
_____________________________
(1)Includes $734 received from a litigation settlement associated with the MSA (which reduced cost of sales).
(2)Includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales).

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.56 per pack for the year ended December 31, 2023 from our estimate of $0.53 per pack for the year ended December 31, 2022.
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable cigarette shipments. As of December 31, 2023, we estimate taxable shipments in the U.S. declined by 7.5% in 2023 compared to our estimate as of December 31, 2022 of 9.8% in 2022. (The actual change in 2022 taxable shipments was a decline of 9.7%.) We anticipate that taxable shipments in the U.S. will continue to decline in 2024, in a manner consistent with the decline in 2023. We estimate our 2023 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.

Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, increased to 5.5% for the year ended December 31, 2023 from 5.4% for the year ended December 31, 2022. We believe market share, computed on a wholesale basis, may be affected by irregular industry wholesaler purchasing patterns.
The inflation rate also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of December 31, 2023, Liggett’s management assumed an inflation adjustment to MSA expense of 3.4% compared to an assumption of 6.5% as of December 31, 2022. (The actual inflation adjustment to the MSA in 2022 was 6.5%.) Our annual MSA expense increases by approximately $2,800 for each 1% increase in the inflation rate of more than 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. In recent years, due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation in Liggett’s factory, Liggett’s raw material costs have been relatively flat and, therefore, prior to 2021, Liggett’s cost of sales had not been impacted by inflation. During the year ended December 31, 2023, Liggett experienced a 16.2% increase in leaf tobacco and raw materials (on a per-unit basis) compared to 5.8% during the year ended December 31, 2022. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 14.6% increase in production costs (on a per-unit basis) during the year ended December 31, 2023, compared to a 6.3% increase in production costs during the year ended December 31, 2022. While inflationary pressures continue to persist in the marketplace, we believe the cost increases of leaf tobacco and raw materials are stabilizing. The cost of leaf tobacco and raw materials represented approximately 10.1% and 9.0% of Liggett’s cost of sales for the years ended December 31, 2023 and 2022, respectively.
Tobacco cost of sales was reduced by litigation settlements associated with the MSA expense of $734 during the year ended December 31, 2023, compared to a reduction of $2,123 during the year ended December 31, 2022. The decline in settlements increased the change in cost of sales by $1,389 from the year ended December 31, 2022 compared to the year ended December 31, 2023.
Tobacco gross profit was $458,920 for the year ended December 31, 2023 compared to $433,794 for the year ended December 31, 2022, an increase of $25,126 (5.8%). This increase in gross profit for the year ended December 31, 2023 was primarily attributable to increases in net pricing partially offset by higher per unit MSA costs and a 6.4% decline in unit sales. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin increased from 48.0% in the 2022 period to 48.9% in the 2023 period primarily due to increased pricing.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $93,448 for the year ended December 31, 2023 compared to $86,511 for the year ended December 31, 2022. The $6,937 (8.0%) increase is primarily due to Liggett’s triennial national sales meeting held in March 2023, higher sales and marketing expenses, professional fees and compensation expenses. Tobacco product liability legal expenses, including settlements and judgments, were $26,612 and $8,031 for the years ended December 31, 2023 and 2022, respectively. Litigation settlement and judgment expenses for the year ended December 31, 2023 included the $18,000 Mississippi settlement. See “— Recent Developments in Tobacco-Related Litigation.”
Tobacco operating income. Tobacco operating income was $346,673 for the year ended December 31, 2023 compared to $347,044 for the year ended December 31, 2022. The decline of $371 (0.1%) was primarily attributable to the Mississippi settlement, partially offset by increased gross profit.
Real Estate.
Real Estate revenues. The Real Estate segment includes our investment in New Valley, investments in real estate ventures and, prior to April 2022, when Escena was sold, included investments in real estate. After the sale of Escena, we have no revenues from our real estate segment. Therefore, Real Estate revenues declined to $0 from $15,884 for the years ended December 31, 2023 and 2022, respectively.

Real Estate revenues, cost of sales, expenses and operating income for the years ended December 31, 2023 and 2022, respectively, were as follows:

	Year Ended December 31,
	2023	2022
Real Estate Revenues:
Revenues from investments in real estate	$—	$12,625
Sales on facilities located on investments in real estate	—	3,259
Total real estate revenues	—	15,884

Real Estate Cost of Sales:
Cost of sales from investments in real estate	—	5,891
Cost of sales on facilities located on investment in real estate	—	1,436
Total real estate cost of sales	—	7,327

Operating, selling, administrative and general expenses	(313)	541

Operating income	$313	$8,016
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $18,951 for the year ended December 31, 2023 compared to $16,050 for the same period in 2022. The increase was primarily associated with increases in stock-based compensation expense.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of December 31, 2023:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested	Cumulative Earnings (Losses)	Carrying Value as of 12/31/2023	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Projected Construction Start Date	Projected Construction End Date

Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$9,030	$(4,413)	$4,617	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,646)	6,646	—	—	160,000	SF	—		70	R	October 2015	Completed
West Hollywood Edition (9040 Sunset Boulevard) (3)	West Hollywood, CA	October 2014	48.5%	18,673	(18,941)	(268)	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	16.8%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.4%	9,145	(9,145)	—	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.7%	10,692	(3,079)	7,613	—	8,741	SF	76,919	SF	15	R	July 2021	March 2024
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	4,231	22,329	—	472,000	SF	15,000	SF	234	R	April 2020	November 2024
The Brooklyn Tower (9 DeKalb Avenue)	Brooklyn, NY	April 2019	4.1%	5,000	1,442	6,442	—	450,000	SF	120,000	SF	540	R	March 2019	March 2024
Natura Gardens (17351 NW 94th Court)	Miami, FL	December 2019	77.8%	8,886	2,168	11,054	—	460,000	SF	—		460	R	December 2019	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	(3,688)	3,688	—	—	58,000	SF	—		15	R	October 2020	Completed
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	2,953	285	3,238	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	39.2%	27,000	3,913	30,913	—	335,000	SF	8,000	SF	502	R	July 2022	November 2025
3621 Collins Ave (4)	Miami Beach, FL	March 2022	1.0%	1,000	—	1,000	—	TBD						TBD	TBD
Alchemy Nash Square (303 S. Dawson St)	Raleigh, NC	June 2022	60.6%	7,500	770	8,270	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,084	493	4,577	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,406	165	4,571	—	TBD						TBD	TBD
353 6th Ave	Brooklyn, NY	January 2023	26.8%	700	27	727	—	5,360	SF	—		4	R	April 2023	October 2024
1717 N. Flagler Drive (4)	West Palm Beach, FL	June 2023	N/A	2,500	—	2,500	—
20 N. Ocean Blvd (4)	Pompano Beach, FL	June 2023	N/A	2,500	—	2,500	—
Banyan Cay	West Palm Beach, FL	December 2023	13.5%	3,983	—	3,983	—	187,000	SF	—		150 232	H R	July 2024	December 2025
Condominium and Mixed-Use Development				$133,451	$(19,385)	$114,066	$—

The Park (500 Broadway)	Santa Monica, CA	March 2017	1.5%	$1,857	$(1,269)	$588	$—	245,000	SF	49,000	SF	249	R	N/A	Completed
Riverchase Landing	Hoover, AL	October 2021	50.0%	$11,350	$(4,147)	$7,203	$—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$13,207	$(5,416)	$7,791	$—

Park Lane Hotel (36 Central Park South)	Central Park South, Manhattan, NY	November 2013	1.0%	$3,518	$(3,518)	$—	$—	446,000	SF	—		628	H	N/A	N/A
215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,328)	1,328	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(6,048)	—	—	52	Acres	—		101	H	N/A	N/A
The Thompson Central Park (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(862)	138	—	470,000	SF	—		587 99	H R	May 2020	Completed
Hotels				$9,238	$(9,100)	$138	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(5,280)	$6,990	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	2,670	5,574	8,244	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$14,940	$294	$15,234	$—

Total Carrying Value				$170,836	$(33,607)	$137,229	$—

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
(3) Equity in losses in excess of the joint ventures' carrying value were $268 as of December 31, 2023, and are classified in Other current liabilities on the consolidated balance sheets.
(4) The 3621 Collins Ave, 1717 N. Flagler Drive and 20 N. Ocean Blvd ventures are measured at cost, less impairment, following the guidance under ASC 821. The investments are included in Other Assets on the condensed consolidated balance sheets.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in Carrying Value as of December 31, 2023 were $14,998. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the year ended December 31, 2023, New Valley capitalized $4,287 of interest costs and utilized (reversed) $83 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources
Cash and cash equivalents increased by $19,732 and $55,525 in 2023 and 2022, respectively.
Cash provided by operations was $209,984 and $181,317 in 2023 and 2022, respectively. The increase of cash provided by operations in 2023 compared to 2022 was related primarily to the timing of receipt of receivables from customers partially offset by the acceleration of payments due under the MSA.
Cash used in investing activities was $14,600 and $3,728 in 2023 and 2022, respectively. In 2023, cash used in investing activities was for the purchase of investment securities of $115,225, investments in real estate ventures of $17,433, capital expenditures of $10,557, the purchase of long-term investments of $9,416, an increase in the cash surrender value of life insurance policies of $1,169, and an increase in restricted assets of $18. This was offset by maturities of investment securities of $89,681, the sale of investment securities of $34,705, distributions from investments in real estate ventures of $9,186, proceeds from the sale or liquidation of long-term investments of $5,530, paydowns of investment securities of $113, and proceeds from the sale of fixed assets of $3. In 2022, cash used in investing activities was for the purchase of investment securities of $54,040, investments in real estate ventures of $25,569, capital expenditures of $9,957, the purchase of long-term investments of $4,363, and an increase in the cash surrender value of life insurance policies of $1,173. This was offset by maturities of investment securities of $53,030, the sale of investment securities of $23,929, proceeds from the sale or liquidation of long-term investments of $9,266, distributions from investments in real estate ventures of $4,946, paydowns of investment securities of $198, and a decrease in restricted assets of $5.
Cash used in financing activities was $175,652 and $122,064 in 2023 and 2022, respectively. In 2023, cash used in financing activities primarily consisted of dividends and distributions on common stock of $126,232, the repurchase and repayments of debt of $23,679, net repayments of debt under the Liggett Credit Agreement described below of $22,035, and the withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options of $3,706. Repurchases and repayments of debt for the year ended December 31, 2023 included our repurchase in the market of $23,443 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $23,527 plus accrued interest. The 10.5% Senior Notes Senior Notes that were repurchased have been retired. In 2022, cash used in financing activities comprised of dividends and distributions on common stock of $128,262, repayments of debt of $12,253, withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $2,622, other of $938, and net borrowings of debt under the Liggett Credit Agreement described below of $22,011. Repurchases and repayments of debt for the year ended December 31, 2022 included our repurchase in the market of $12,865 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $12,222 plus accrued interest. The 10.5% Senior Notes Senior Notes that were repurchased have been retired.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $104,800, dividends on our outstanding common shares of approximately $127,900, which is based on an assumed quarterly cash dividend of $0.20 per share, and other corporate expenses and income taxes.
As of December 31, 2023, we had cash and cash equivalents of $268,600 (including $16,753 of cash at Liggett), investment securities and long-term investments, which were carried at $157,695 (see Note 7 to our consolidated financial statements). As of December 31, 2023, our investments in real estate ventures were carried at $131,497.
In June 2022, Liggett appealed the final judgment related to the Mississippi litigation and posted a bond of $24,000. The Mississippi litigation was settled in August 2023 and Liggett paid $18,000 which has been included as a reduction of cash provided from operations. In September 2023, the bond, which totaled $25,135 of principal and accrued interest, was returned to Liggett and the amount received was included in cash provided from operations. See Recent Developments in Tobacco-Related Litigation.
Limitation of interest expense deductible for income taxes. The amount of interest expense that is deductible in the computation of income tax liability is limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. Because interest expense that is allocated to our real estate businesses (from the holding company) not being subject to the limitation, all interest expense to date has been tax deductible; however, a portion of our interest expense in future years may not be deductible, which may increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We evaluate the impact of the nondeductible interest on our operations and capital structure on an annual basis.

Tobacco Litigation. As of December 31, 2023, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, 14 plaintiffs’ claims remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.
Management cannot predict the cash requirements related to any future settlements or judgments, including cash required to bond any appeals, and there is a risk that those requirements will not be able to be met. Management is unable to make a reasonable estimate of the amount or range of loss that could result from an unfavorable outcome of the cases pending against Liggett or the costs of defending such cases. It is possible that our consolidated financial position, results of operations or cash flows in any future periods could be materially adversely affected by an unfavorable outcome in any such tobacco-related litigation.
Vector Indebtedness.
5.75% Senior Secured Notes due 2029. In 2021, we sold of $875,000 in aggregate principal amount of our 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) contained in Rule 144A and Regulation S thereunder. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees in connection with the offering. We used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all of our outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and premium thereon, on January 28, 2021.
The 5.75% Senior Secured Notes pay interest on a semi-annual basis at a rate of 5.75% per year and mature on the earlier of February 1, 2029 and the date that is 91 days before the final stated maturity date of our 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) if such 10.5% Senior Notes have not been repurchased and cancelled or refinanced by such date. We may presently redeem some or all 5.75% Senior Secured Notes at a premium that will decline over time, plus accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, as defined in the indenture governing the 5.75% Senior Secured Notes (the “2029 Indenture”), each holder of the 5.75% Senior Secured Notes may require us to repurchase some or all 5.75% Senior Secured Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2029 Indenture, we must offer to repurchase the 5.75% Senior Secured Notes at the prices listed in the 2029 Indenture.
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all wholly owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes, were also guarantors under our outstanding 10.5% Senior Notes. The 5.75% Senior Secured Notes are not guaranteed by New Valley LLC, or any of our subsidiaries engaged in our real estate business conducted through our subsidiary, New Valley LLC. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the 2029 Indenture and the security documents relating thereto. Vector Group Ltd. does not provide any security for the 5.75% Senior Secured Notes.
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of December 31, 2023.

Covenant	Indenture Requirement	December 31, 2023
Consolidated EBITDA, as defined	$75,000	$399,623
Leverage ratio, as defined	<3.0 to 1	2.37 to 1
Secured leverage ratio, as defined	<1.5 to 1	1.09 to 1
As of December 31, 2023, we were in compliance with all debt covenants related to the 2029 Indenture.
10.5% Senior Notes due 2026. In 2018 and 2019, we sold $325,000 and $230,000, respectively, in aggregate principal amount of our 10.5% Senior Notes due 2026 (“10.5% Senior Notes”) to qualified institutional buyers and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act contained in Rule 144A and Regulation S thereunder. The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all wholly owned domestic subsidiaries that are engaged in the conduct of our cigarette businesses.
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
The 2026 Indenture contains covenants that restrict the payment of dividends and certain other distributions subject to certain exceptions, including exceptions for (1) dividends and other distributions in an amount up to 50% of our consolidated net income, plus certain specified proceeds received by us, if no event of default has occurred, and we are in compliance with a Fixed Charge Coverage Ratio (as defined in the 2026 Indenture) of at least 2.0 to 1.0, and (2) dividends and other distributions in an unlimited amount, if no event of default has occurred and we are in compliance with a Net Leverage Ratio (as defined in the 2026 Indenture) no greater than 4.0 to 1.0. As a result, absent an event of default, we can pay dividends if the Net Leverage ratio is below 4.0 to 1.0, regardless of the value of the Fixed Charge Coverage Ratio at the time. The 2026 Indenture also restricts our ability to incur debt if our Fixed Charge Coverage Ratio is less than 2.0 to 1.0, and restricts our ability to secure debt to the extent doing so would cause our Secured Leverage Ratio (as defined in the 2026 Indenture) to exceed 3.75 to 1.0, unless our 10.5% Senior Notes are secured on an equal and ratable basis. Our Fixed Charge Coverage Ratio is defined in the 2026 Indenture as the ratio of our Consolidated EBITDA to our Fixed Charges (each as defined in the 2026 Indenture). Our Net Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less our cash, cash equivalents, and the fair market value of our investment securities, long-term investments, investments in real estate, net, and investments in real estate ventures, to Consolidated EBITDA, as defined in the 2026 Indenture. Our Secured Leverage Ratio is defined in the 2026 Indenture as the ratio of our and our guaranteeing subsidiaries’ total secured debt to Consolidated EBITDA, as defined in the 2026 Indenture.
The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of December 31, 2023.

Covenant	Indenture Requirement	December 31, 2023
Consolidated EBITDA, as defined	N/A	$362,632
Net leverage ratio, as defined	<4.0 to 1	2.25 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.38 to 1
Fixed charge coverage ratio, as defined	>2.0 to 1	4.34 to 1
As of December 31, 2023, we were in compliance with all debt covenants related to the 2026 Indenture.
For the year ended December 31, 2023, we repurchased in the market $23,443 in aggregate principal amount of our 10.5% Senior Notes for $23,527 plus accrued interest. For the year ended December 31, 2022, we repurchased in the market $12,865 in aggregate principal amount of our 10.5% Senior Notes. The 10.5% Senior Notes that were repurchased have been retired.

Guarantor Summarized Financial Information.
Vector Group Ltd. (the “Issuer”) and its wholly owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly owned by the Issuer. The Condensed Consolidating Balance Sheet as of December 31, 2023 and the related Condensed Consolidating Statements of Operations for the year ended December 31, 2023 of the Issuer, Subsidiary Guarantors and the Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented below are the Summarized Combined Balance Sheets as of December 31, 2023 and December 31, 2022 and the related Summarized Combined Statements of Operations for the year ended December 31, 2023 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	December 31, 2023	December 31, 2022
Assets:
Current assets	$524,309	$507,437
Noncurrent assets	276,784	282,511
Intercompany receivables from Nonguarantor Subsidiaries	2,854	2,238

Liabilities:
Current liabilities	160,199	190,734
Noncurrent liabilities	1,500,525	1,514,831

Summarized Combined Statements of Operations:

Year Ended
December 31,
2023
Revenues	$1,424,268
Cost of sales	965,348
Operating income	327,966
Net income	181,681
Liggett Financing. Liggett did not enter into any equipment financing arrangements in 2023 and 2022.
Liggett Credit Facility. Liggett, Maple and Vector Tobacco are party to the Credit Agreement with Wells Fargo, as agent and lender, which provides a maximum credit line of $90,000 and matures on March 22, 2026.
Loans under the Credit Agreement bear interest at a rate equal to, at the borrower’s option, (a) the base rate, (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%, where “SOFR” means the Secured Overnight Financing Rate. The interest rate as of December 31, 2023 was 7.56%. An unused line fee is also payable on the average undrawn commitments at a rate of 0.25%, regardless of the amount borrowed under the facility.
Borrowings are limited by a borrowing base equal to the sum of (a) the lesser of (i) 85% of eligible trade receivables less certain reserves and (ii) $15,000; plus (b) 80% of the value of eligible inventory consisting of packaged cigarettes; plus (c) the designated percentage of the value of eligible inventory consisting of leaf tobacco (i.e., 65% of Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves or 85% of the net orderly liquidation value of eligible inventory); plus (d) the lesser of (i) the real property subline amount or (ii) 60% of the fair market value of eligible real property.
The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett, Maple, and Vector Tobacco, and a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.

Wells Fargo, Liggett, Maple, Vector Tobacco and the collateral agent for the holders of the 5.75% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the incurrence of indebtedness and liens, the acquisition of investments, the making of dividends and certain mergers, consolidations and asset sales. The Credit Agreement also contains financial covenants, including (a) a requirement that the Tobacco segment’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $150,000 if the Tobacco segment’s excess availability, as defined under the Credit Agreement, is less than $30,000, and (b) a requirement that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. The borrowers were in compliance with these covenants as of December 31, 2023.
As of December 31, 2023, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was $84,000 based on eligible collateral as of December 31, 2023.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of December 31, 2023, we and our subsidiaries had total outstanding indebtedness of approximately $1,394,000. Of this amount, $875,000 comprised the outstanding amount under our 5.75% Senior Secured Notes, and $518,692 comprised the outstanding amount under our 10.5% Senior Notes. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns. We had cash and cash equivalents of approximately $268,600, investment securities at fair value of approximately $110,900, long-term investments with an estimated value of approximately $46,800, and availability under Liggett’s credit facility of approximately $84,000 as of December 31, 2023. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. For the year ended December 31, 2023, we repurchased in the market $23,443 in aggregate principal amount of our 10.5% Senior Notes for $23,527 plus accrued interest. The Senior Notes that were repurchased have been retired. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase additional amounts of our 10.5% Senior Notes in open-market purchases or privately negotiated transactions.
There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and, in the event we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.
Furthermore, we may access the capital markets to refinance our 10.5% Senior Notes. We can presently redeem such bonds at the price of 100%. There can be no assurance that we would be able to continue to issue debt at a lower interest rate than our historical borrowing levels in the future and if we pursue any capital markets activities, our ability to complete any debt or equity offering would be subject to market conditions.
We may acquire or seek to acquire additional operating businesses through a merger, purchase of assets, stock acquisition or other means, or to make other investments, which may limit our liquidity otherwise available.

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. In addition, in connection with the Distribution, we agreed to indemnify Douglas Elliman for losses arising out of Vector’s business or incurred in our provision of services to Douglas Elliman under the Transition Services Agreement. Payment by us under such indemnification clauses is generally conditioned on the other party making a claim that is subject to challenge by us and dispute resolution procedures specified in the particular contract. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of December 31, 2023, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
As of December 31, 2023, we had an outstanding $852 letter of credit, which has been issued as security deposit for a lease of office space.
We have a leaf tobacco inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not exceeding anticipated requirements and are at prices, including carrying costs, established at the commitment date. As of December 31, 2023, Liggett had tobacco purchase commitments of approximately $31,508. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2025.
Future machinery and equipment purchase commitments at Liggett were approximately $6,800 including $3,800 for factory modernization as of December 31, 2023.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of December 31, 2023, there was an outstanding balance of $0 under the Credit Agreement which also has variable interest rates. As of December 31, 2023, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decrease in interest rates (1%), our annual interest expense could increase or decrease by approximately $0.
We held debt securities available for sale totaling $73,225 as of December 31, 2023. See Note 7 to our consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), the fair value of our debt securities available for sale could decrease or increase by approximately $590.
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
Equity Security Price Risk
As of December 31, 2023, we held various investments in equity securities with a total fair value of $67,112, of which $37,710 represents mutual funds that invest in debt securities and other equity securities at fair value and $29,402 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note 7 to our consolidated financial statements for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our consolidated statement of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of December 31, 2023, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,711.

New Accounting Pronouncements
Refer to Note 1, Summary of Significant Accounting Policies, to our consolidated financial statements for further information on New Accounting Pronouncements.

Legislation, Regulation, Taxation and Litigation
In the U.S., tobacco products are subject to substantial and increasing legislation, regulation, taxation, and litigation, which have a negative effect on revenue and profitability.
The cigarette industry continues to be challenged on numerous fronts. The industry faces increased pressure from anti-smoking groups and continued smoking and health litigation, the effects of which, at this time, we are unable to quantify. Product liability litigation, particularly in Florida in the Engle progeny cases, continues to adversely affect the cigarette industry. See Item 1. “Business. Legislation and Regulation,” Item 1A. “Risk Factors”, Item 3. “Legal Proceedings,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Recent Developments in Tobacco-Related Litigation” and Note 15 to our consolidated financial statements, which contain a description of litigation.

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
•potential dilution to our holders of or common stock because of issuances of additional shares of common stock to fund our financial obligations and other financing activities;
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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements and Notes thereto, together with the report thereon of Deloitte & Touche LLP dated February 16, 2024, are set forth beginning on page F-1 of this report.

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
In connection with the preparation of this Form 10-K, the Company evaluated, under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as of December 31, 2023, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
Management, including the Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the

Company’s internal control over financial reporting as of December 31, 2023, based on the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Vector Group Ltd. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Miami, Florida
February 16, 2024

ITEM 9B.OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the following headings in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Exchange Act, is incorporated herein by reference: “Board Proposal 1 — Nomination and Election of Directors” and “Delinquent Section 16(a) Reports.” See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities. Executive Officers of the Registrant” for information regarding our executive officers. We have adopted a policy statement entitled Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. In the event that an amendment to, or a waiver from, a provision of the Code of Business Conduct and Ethics is made or granted, we intend to post such information on our web site, which is www.vectorgroupltd.com.

ITEM 11.EXECUTIVE COMPENSATION
The information contained under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) INDEX TO 2023 CONSOLIDATED FINANCIAL STATEMENTS:
Our consolidated financial statements and the notes thereto, together with the report thereon of Deloitte & Touche LLP for the three years ended December 31, 2023, dated February 16, 2024 appear beginning on page F-1 of this report.
(a)(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts Page	F-57
(a)(3) EXHIBITS:
(a) The following is a list of exhibits filed herewith as part of this Annual Report on Form 10-K:
INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

* 2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 in Vector’s Form 8-K dated January 4, 2022).

* 2.2	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 in Vector’s Form 8-K dated December 21, 2021).

* 3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector Group”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

* 3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

* 3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).

* 3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2014).

* 3.5	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.2 in Vector’s Form 8-K dated December 15, 2022).

* 4.1	Indenture, dated as of January 28, 2021, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 in Vector’s Form 10-K for the year ended December 31, 2022).

* 4.2	Pledge Agreement, dated as of January 28, 2021, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 10-K for the year ended December 31, 2022).

* 4.3	Security Agreement, dated as of January 28, 2021, between Vector Tobacco and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 10-K for the year ended December 31, 2022).

EXHIBIT NO.	DESCRIPTION

* 4.4	Security Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 10-K for the year ended December 31, 2022).

* 4.5	Second Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 in Vector’s Form 10-K for the year ended December 31, 2022).

* 4.6	Indenture, dated as of November 2, 2018, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vector’s Form 8-K dated November 2, 2018).

* 4.7	First Supplemental Indenture, dated as of November 18, 2019, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 18, 2019).

*4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 in Vector’s Form 10-K for the year ended December 31, 2019).

* 10.1	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

* 10.2	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

* 10.3
Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions (incorporated by reference to Exhibit 10.18 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.4	Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions (incorporated by reference to Exhibit 10.19 to Vector’s Form 10-K for the year ended December 31, 2013).

* 10.5	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

* 10.6	Amended and Restated Executive Letter Agreement dated as of April 29, 2022 between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the period ended March 31, 2022).

* 10.7	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

* 10.8	Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K/A dated February 21, 2012).

EXHIBIT NO.	DESCRIPTION

*10.9	Amendment to the Employment Agreement dated January 15, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2021).

* 10.10	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated December 21, 2021).

* 10.11	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

* 10.12	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Marc N. Bell (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated December 21, 2021).

* 10.13	Letter Agreement, dated as of February 18, 2020, by and among Ronald J. Bernstein, Liggett Vector Brands LLC, Vector Group Ltd. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-k dated February 18, 2020).

* 10.14	Amendment to Letter Agreement, dated as of February 28, 2023, by and between Vector Group Ltd. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-K/A dated May 1, 2023).

* 10.15	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

* 10.16	Amendment to Employment Agreement, dated as of February 29, 2016, by and between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 29, 2016).

* 10.17	Second Amendment to Employment Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated December 21, 2021).

* 10.18	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated December 21, 2021).

* 10.19	Employment Agreement, dated as of March 6, 2020, by and between Liggett Vector Brands LLC and Nicholas P. Anson (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K for the period ending December 31, 2021).

* 10.20	Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of Vector’s Form 10-Q for the period ending June 30, 2021).

* 10.21	Vector Group Ltd. 2023 Management Incentive Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 26,2023).

* 10.22	Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of Vector’s Form 10-Q for the period ending June 30, 2021).

EXHIBIT NO.	DESCRIPTION
* 10.23	Non-Employee Director Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended & Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.29 in Vector’s Form 10-K for the year ended December 31, 2022).

* 10.24	Performance-based Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 10-Q for the period ending June 30, 2021).

* 10.25	Restricted Shares Award Agreement Pursuant to the 2023 Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 4.3 of Vector’s Form S-8 dated August 25, 2023).

* 10.26	Non-Employee Director Restricted Shares Award Agreement Pursuant to the 2023 Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 4.5 of Vector’s Form S-8 dated August 25, 2023).

* 10.27	Performance-based Restricted Shares Award Agreement Pursuant to the 2023 Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 4.4 of Vector’s Form S-8 dated August 25, 2023).

* 10.28	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

* 10.29	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

* 10.30	First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

* 10.31	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.32 of Vector’s Form 10-K dated December 31, 2017).

* 10.32	Third Amendment, dated as of January 30, 2023, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.38 in Vector’s Form 10-K for the year ended December 31, 2022).

* 10.33	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, and, upon its accession thereto pursuant to Amendment No. 4 and Joinder, Vector Tobacco Inc., the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, and Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement, dated as of March 22, 2021 (incorporated by reference to Exhibit 10.40 in Vector’s Form 10-K for the year ended December 31, 2022).

* 10.34	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated December 21, 2021).

* 10.35	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated December 21, 2021).

EXHIBIT NO.	DESCRIPTION
21.1	Subsidiaries of Vector.

22.1	List of Subsidiary Guarantors.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Vector Group Ltd. Executive Compensation Clawback Policy.

99.1	Certain Litigation Matters.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.
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

VECTOR GROUP LTD.
(Registrant)

		By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer
Date:	February 16, 2024
POWER OF ATTORNEY
The undersigned directors and officers of Vector Group Ltd. hereby constitute and appoint Richard J. Lampen, J. Bryant Kirkland III and Marc N. Bell, and each of them, with full power to act without the other and with full power of substitution and resubstitutions, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this Annual Report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2024.

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
Wilson L. White

VECTOR GROUP LTD.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Vector Group Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vector Group Ltd. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' deficiency, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company’s wholly owned subsidiary Liggett Group LLC (“Liggett”) is subject to litigation related to tobacco product liability. Legal proceedings regarding Liggett’s tobacco products are pending or threatened in various jurisdictions against Liggett and the Company. The Company records provisions for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Liggett has entered into settlement discussions in individual cases or groups of cases where Liggett has determined it was in its best interest to do so. As cases proceed through the appellate process, the Company considers accruals on a case-by-case basis if an unfavorable outcome becomes probable and the amount can be reasonably estimated. Total tobacco-related litigation accruals were $14.2 million at December 31, 2023.

At the present time, except for the aforementioned settlements, while it is reasonably possible that an unfavorable outcome in a case may occur: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco related cases or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco related cases. Therefore, management has not provided any amounts in the financial statements for unfavorable outcomes.

Given the subjectivity of estimating the projected liability of reported and unreported claims and assessing the probability of the outcome, performing audit procedures to evaluate whether tobacco product liabilities were appropriately recorded as of December 31, 2023, required a high level of auditor judgment and an increased extent of effort.

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

/s/ Deloitte & Touche LLP
Miami, Florida
February 16, 2024
We have served as the Company's auditor since 2015.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(Dollars in thousands, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$268,600	$224,580
Investment securities at fair value	110,935	116,436
Accounts receivable - trade, net	26,442	40,677
Inventories	91,959	92,448
Income taxes receivable, net	—	8,454
Other current assets	11,665	9,770
Total current assets	509,601	492,365
Property, plant and equipment, net	43,380	39,580
Long-term investments (includes $29,402 and $28,919 at fair value)	46,760	44,959
Investments in real estate ventures	131,497	121,117
Operating lease right-of-use assets	11,017	7,742
Intangible assets	107,511	107,511
Other assets	84,329	95,317
Total assets	$934,095	$908,591
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$8	$22,065
Current payments due under the Master Settlement Agreement	8,812	14,838
Current operating lease liability	3,706	3,551
Income taxes payable, net	717	—
Other current liabilities	131,680	135,170
Total current liabilities	144,923	175,624
Notes payable, long-term debt and other obligations, less current portion	1,371,811	1,390,261
Non-current employee benefits	67,111	63,216
Deferred income taxes, net	57,970	51,034
Non-current operating lease liability	8,177	5,469
Payments due under the Master Settlement Agreement	8,747	11,116
Other liabilities	17,170	19,748
Total liabilities	1,675,909	1,716,468
Commitments and contingencies (Notes 5 and 15)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 155,978,020 and 154,840,902 shares issued and outstanding	15,598	15,484
Additional paid-in capital	11,384	5,092
Accumulated deficit	(755,883)	(812,380)
Accumulated other comprehensive loss	(12,913)	(16,073)
Total Vector Group Ltd. stockholders' deficiency	(741,814)	(807,877)
Total liabilities and stockholders' deficiency	$934,095	$908,591

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Revenues:
Tobacco*	$1,424,268	$1,425,125	$1,202,497
Real estate	—	15,884	18,203
Total revenues	1,424,268	1,441,009	1,220,700

Expenses:
Cost of sales:
Tobacco*	965,348	991,331	758,015
Real estate	—	7,327	11,527
Total cost of sales	965,348	998,658	769,542

Operating, selling, administrative and general expenses	112,086	103,102	131,418
Litigation settlement and judgment expense	18,799	239	211
Net gains on sales of assets	—	—	(910)
Operating income	328,035	339,010	320,439

Other income (expenses):
Interest expense	(108,617)	(110,665)	(112,728)
(Loss) gain on extinguishment of debt	(549)	412	(21,362)
Equity in earnings (losses) from investments	1,262	(4,995)	2,675
Equity in earnings (losses) from real estate ventures	2,202	(5,946)	10,250
Other, net	26,119	2,746	10,687
Income before provision for income taxes	248,452	220,562	209,961
Income tax expense	64,926	61,861	62,807
Income from continuing operations	183,526	158,701	147,154
Income from discontinued operations, net of income taxes	—	—	72,119
Net income	183,526	158,701	219,273

Net loss from continuing operations attributed to non-controlling interest	—	—	—
Net loss from discontinued operations attributed to non-controlling interest	—	—	190
Net loss attributed to non-controlling interest	—	—	190

Net income attributed to Vector Group Ltd. from continuing operations	183,526	158,701	147,154
Net income attributed to Vector Group Ltd. from discontinued operations	—	—	72,309
Net income	$183,526	$158,701	$219,463

Per basic common share:

Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$1.17	$1.01	$0.94
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	—	—	0.46
Net income applicable to common shares	$1.17	$1.01	$1.40

Per diluted common share:

Net income from continuing operations applicable to common shares attributed to Vector Group Ltd.	$1.16	$1.01	$0.94
Net income from discontinued operations applicable to common shares attributed to Vector Group Ltd.	—	—	0.46
Net income applicable to common shares	$1.16	$1.01	$1.40
_____________________________
*    Revenues and cost of sales include federal excise taxes of $486,263, $520,760 and $434,695 for the years ended December 31, 2023, 2022 and 2021, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Net income	$183,526	$158,701	$219,273

Net unrealized gains (losses) on investment securities available for sale:
Change in net unrealized losses	(175)	(3,022)	(747)
Net unrealized losses reclassified into net income	451	2,969	232
Net unrealized gains (losses) on investment securities available for sale	276	(53)	(515)

Net change in pension-related amounts:
Amortization of prior service costs	8	8	(44)
Net gain (loss) arising during the year	3,005	(2,031)	5,967
Amortization of loss	970	1,605	1,921
Net change in pension-related amounts	3,983	(418)	7,844

Other comprehensive income (loss)	4,259	(471)	7,329

Income tax effect on:
Change in net unrealized losses on investment securities	45	780	202
Net unrealized losses reclassified into net income on investment securities	(116)	(766)	(63)
Pension-related amounts	(1,028)	107	(2,117)
Income tax (provision) benefit on other comprehensive income (loss)	(1,099)	121	(1,978)

Other comprehensive income (loss), net of tax	3,160	(350)	5,351

Comprehensive income	186,686	158,351	224,624

Comprehensive loss attributed to non-controlling interest	—	—	190
Comprehensive income attributed to Vector Group Ltd.	$186,686	$158,351	$224,814

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest
	Shares	Amount						Total
	(Dollars in thousands)
Balance, January 1, 2021	153,324,629	$15,332	$—	$(653,945)		$(21,074)	$—	$(659,687)
Net income	—	—	—	219,463		—	(190)	219,273
Total other comprehensive income	—	—	—	—		5,351	—	5,351
Total comprehensive income	—	—	—	—		—		224,624
Distributions and dividends on common stock ($0.80 per share)	—	—	—	(126,371)		—	—	(126,371)
Restricted stock grants	873,500	88	(88)	—		—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(238,702)	(24)	(3,539)	—		—	—	(3,563)
Stock-based compensation	—	—	14,799	—		—	—	14,799
Acquisition of subsidiary	—	—	—	—		—	500	500
Contributions from non-controlling interest	—	—	—	—		—	1,625	1,625
Distribution of Douglas Elliman Inc.	—	—	—	(291,545)	0	—	(1,935)	(293,480)
Balance, December 31, 2021	153,959,427	15,396	11,172	(852,398)		(15,723)	—	(841,553)
Net income	—	—	—	158,701		—	—	158,701
Total other comprehensive loss	—	—	—	—		(350)	—	(350)
Total comprehensive income	—	—	—	—		—	—	158,351
Distributions and dividends on common stock ($0.80 per share)	—	—	—	(127,003)		—	—	(127,003)
Restricted stock grants	1,115,000	111	(111)	—		—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(233,525)	(23)	(2,645)	—		—	—	(2,668)
Stock-based compensation	—	—	7,848	—		—	—	7,848
Distribution of Douglas Elliman Inc.	—	—	(11,172)	11,172		—	—	—
Other	—	—	—	(2,852)		—	—	(2,852)
Balance, December 31, 2022	154,840,902	15,484	5,092	(812,380)		(16,073)	—	(807,877)
Net income	—	—	—	183,526		—	—	183,526
Total other comprehensive income	—	—	—	—		3,160	—	3,160
Total comprehensive income	—	—	—	—		—	—	186,686
Distributions and dividends on common stock ($0.80 per share)	—	—	—	(127,029)		—	—	(127,029)
Restricted stock grants	1,335,000	134	(134)	—		—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(240,948)	(25)	(3,152)	—		—	—	(3,177)
Withholding of shares as payment of payroll tax liabilities in connection with stock option exercise	(1,012,249)	(101)	(12,532)	—		—	—	(12,633)
Exercise of stock options	1,055,315	106	11,999	—		—	—	12,105
Stock-based compensation	—	—	10,111	—		—	—	10,111
Balance, December 31, 2023	155,978,020	$15,598	$11,384	$(755,883)		$(12,913)	$—	$(741,814)

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$183,526	$158,701	$219,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,941	7,218	16,334
Non-cash stock-based expense	10,111	7,848	14,799
Loss (gain) on extinguishment of debt	549	(412)	8,349
Gain on sale of assets	—	—	(724)
Deferred income taxes	5,932	15,226	14,464
Distributions from investments	—	—	134
Equity in (earnings) losses from investments	(1,262)	4,995	(2,675)
Net (gains) losses on investment securities	(2,594)	7,980	(9,648)
Equity in (earnings) losses from real estate ventures	(2,202)	5,946	(9,972)
Distributions from real estate ventures	4,248	3,429	25,326
Non-cash interest expense	2,225	4,114	4,838
Non-cash lease expense	3,410	3,381	21,941
Provision for credit losses	—	—	3,331
Other	18	376	393
Changes in assets and liabilities:
Receivables	13,825	(24,804)	(9,630)
Inventories	489	2,168	2,930
Accounts payable and accrued liabilities	(5,358)	(8,318)	196
Payments due under the Master Settlement Agreement	(8,395)	844	(31,590)
Investments in real estate, net	—	—	5,652
Litigation accruals	(2,177)	(5,185)	(1,637)
Other assets and liabilities, net	698	(2,190)	(16,865)
Net cash provided by operating activities	$209,984	$181,317	$255,219

VECTOR GROUP LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
Cash flows from investing activities:
Sale of investment securities	$34,705	$23,929	$45,627
Maturities of investment securities	89,681	53,030	71,505
Purchase of investment securities	(115,225)	(54,040)	(124,080)
Proceeds from sale or liquidation of long-term investments	5,530	9,266	11,509
Purchase of long-term investments	(9,416)	(4,363)	(14,316)
(Increase) decrease in restricted assets	(18)	5	(5)
Investments in real estate ventures	(17,433)	(25,569)	(49,463)
Distributions from investments in real estate ventures	9,186	4,946	11,936
Proceeds from sale of fixed assets	3	—	17
Capital expenditures	(10,557)	(9,957)	(13,506)
Increase in cash surrender value of life insurance policies	(1,169)	(1,173)	(1,219)
Purchase of subsidiaries	—	—	(500)
Pay downs of investment securities	113	198	525
Net cash used in investing activities	(14,600)	(3,728)	(61,970)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	875,000
Repayments of debt	(23,679)	(12,253)	(862,973)
Deferred financing costs	—	—	(20,109)
Borrowings under revolver	87,576	112,558	27,892
Repayments on revolver	(109,611)	(90,547)	(27,868)
Dividends and distributions on common stock	(126,232)	(128,262)	(131,798)
Contributions from non-controlling interest	—	—	1,625
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(3,706)	(2,622)	(13,145)
Cash transferred to Douglas Elliman Inc. at the Distribution	—	—	(212,571)
Other	—	(938)	(130)
Net cash used in financing activities	(175,652)	(122,064)	(364,077)
Net increase (decrease) in cash, cash equivalents and restricted cash	19,732	55,525	(170,828)
Cash, cash equivalents and restricted cash, beginning of year	250,374	194,849	365,677
Cash, cash equivalents and restricted cash, end of year	$270,106	$250,374	$194,849

The accompanying notes are an integral part of the consolidated financial statements.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation:
The Consolidated Financial Statements included in this annual report present the financial position of Vector Group Ltd. (the “Company” or “Vector”) as of December 31, 2023 and 2022 and the results of operations of the Company for the years ended December 31, 2023, 2022 and 2021 giving effect to the Distribution of Douglas Elliman Inc. (“Douglas Elliman”) with the historical financial results of Douglas Elliman reflected as discontinued operations (See Note 6.). The cash flows and comprehensive income related to Douglas Elliman have not been segregated and are included in the Consolidated Statements of Cash Flows and Consolidated Statements of Comprehensive Income, respectively, for all periods presented. Unless otherwise indicated, the information in the Notes to the Consolidated Financial Statements refers only to the Company’s continuing operations and does not include discussion of balances or activity of Douglas Elliman.
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
Liggett and Vector Tobacco are engaged in the manufacture and sale of cigarettes in the U.S. Liggett Vector Brands coordinates Liggett and Vector Tobacco’s sales and marketing efforts. Certain references to “Liggett” refer to the Company’s tobacco operations, including the business of Liggett and Vector Tobacco, unless otherwise specified. New Valley is engaged in the real estate business.
(b) Estimates and Assumptions:
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include impairment charges, valuation of intangible assets, promotional accruals, actuarial assumptions of pension plans, deferred tax liabilities, settlement accruals, valuation of investments, including other-than-temporary impairments to such investments, and litigation and defense costs. Actual results could differ from those estimates.
(c) Cash and Cash Equivalents:
Cash includes cash on hand, cash on deposit in banks, and money market accounts. Cash equivalents include short-term investments which have an original maturity of 90 days or less. Interest income from short-term investments is recognized when earned. The Company deposits its cash and cash equivalents at large financial institutions, including commercial banks and broker-dealers. The Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insure these balances, up to $250 and $500, respectively. Substantially all cash balances as of December 31, 2023 are uninsured.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of “Cash, cash equivalents and restricted cash” in the Consolidated Statements of Cash Flows were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$268,600	$224,580	$193,411
Restricted cash and cash equivalents included in other assets	1,506	25,794	1,438
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$270,106	$250,374	$194,849
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
Liggett’s customers are primarily wholesalers and distributors of tobacco and convenience products as well as large grocery, drug and convenience store chains. Two customers accounted for 13% and 10% of Liggett’s revenues in 2023, 15% and 11% in 2022 and 14% and 12% in 2021. Concentrations of credit risk with respect to trade receivables are generally limited due to Liggett’s large number of customers. Liggett’s two largest customers represented approximately 4% and 8%, respectively, of Liggett’s net accounts receivable as of December 31, 2023, and approximately 4% and 37%, respectively, as of December 31, 2022. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. Liggett maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s expectations.
(g) Accounts Receivable - trade, net:
Accounts receivable-trade are recorded net of an allowance for credit losses and cash discounts. The Company estimates the allowance for credit losses based on historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, supportable forecasts of future economic condition, and other factors that may affect our ability to collect from customers. The allowance for credit losses and cash discounts was $548 and $838 as of December 31, 2023 and 2022, respectively. Uncollectible accounts are written off when the likelihood of collection is remote and when collection efforts have been abandoned.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Indefinite life intangible assets as of December 31, 2023 and 2022, were $107,511. The Company performed its impairment test for the years ended December 31, 2023, 2022 and 2021 and no impairment was noted.
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
(o) Stock Options and Awards:
The Company accounts for employee stock compensation plans by measuring compensation cost for share-based payments at fair value at the grant date. The fair value is recognized as compensation expense over the vesting period on a straight-line basis. The terms of certain stock options and restricted stock awarded under the 2023 Management Incentive Plan (the “2023 Plan”), the 2014 Management Incentive Plan (the “2014 Plan”) and the Amended and Restated 1999 Long-Term Incentive Plan (the “1999 Plan”) provide for common stock dividend equivalents (paid in cash at the same rate as paid on the common stock) with respect to the shares underlying the unvested portion of the options and restricted stock. The Company recognizes payments of the dividend equivalent rights on these options and restricted stock on the Company’s consolidated

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
balance sheets as reductions in additional paid-in capital until fully utilized and then accumulated deficit ($3,463, $4,239 and $3,832, net of income taxes, for the years ended December 31, 2023, 2022 and 2021, respectively), which are included as “Distributions and dividends on common stock” in the Company’s consolidated statement of stockholders’ deficiency.
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
(r) Revenue Recognition:
Tobacco: Revenue from cigarette sales, which include federal excise taxes billed to customers, are recognized upon shipment of cigarettes when control has passed to the customer. Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. The Company records an allowance for goods estimated to be returned in other current liabilities and the associated receivable for anticipated federal excise tax refunds in other current assets on the consolidated balance sheets. The allowance for returned goods is based principally on sales volumes and historical return rates. The estimated costs of sales incentives, including customer incentives and trade promotion activities, are based principally on historical experience and are accounted for as reductions in Tobacco revenue. Expected payments for sales incentives are included in other current liabilities on the Company’s consolidated balance sheets. The Company accounts for shipping and handling costs as fulfillment costs as part of its cost of sales.
Tobacco Shipping and Handling Fees and Costs: Shipping and handling fees related to sales transactions are neither billed to customers nor recorded as revenue. Shipping and handling costs were $8,453 in 2023, $8,747 in 2022 and $7,006 in 2021.
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
(s) Advertising:
Tobacco advertising costs, which are expensed as incurred and included within operating, selling, administration and general expenses, were $5,227, $4,748 and $4,464 for the years ended December 31, 2023, 2022 and 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(t) Comprehensive Income:
The Company presents net income and other comprehensive income in two separate, and consecutive, statements. The items are presented before related tax effects with detailed amounts shown for the income tax expense or benefit related to each component of other comprehensive income.
The components of accumulated other comprehensive loss, net of income taxes, were as follows:

	December 31, 2023	December 31, 2022	December 31, 2021
Net unrealized gains on investment securities available for sale, net of income taxes of $78, $7, and $21, respectively	$212	$7	$46
Pension-related amounts, net of income taxes of $4,771, $5,799, and $5,692, respectively	(13,125)	(16,080)	(15,769)
Accumulated other comprehensive loss	$(12,913)	$(16,073)	$(15,723)
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
(v) Other, Net:
Other, net consisted of:

	Year Ended December 31,
	2023	2022	2021
Interest and dividend income	$23,491	$8,627	$1,920
Change in derivative associated with guarantee	—	2,646	—
Expense related to Tax Disaffiliation indemnification	—	(589)	—
Net gains (losses) recognized on investment securities	2,594	(7,980)	9,384
Net periodic benefit cost other than the service costs	(1,353)	(944)	(975)
Other income	1,387	986	358
Other, net	$26,119	$2,746	$10,687
(w) Other Assets:
Other assets consisted of:

	December 31, 2023	December 31, 2022
Restricted assets	$1,619	$25,907
Prepaid pension costs	45,292	38,100
Other assets	37,418	31,310
Total other assets	$84,329	$95,317

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(x) Other Current Liabilities:
Other current liabilities consisted of:

	December 31, 2023	December 31, 2022
Accounts payable	$6,749	$6,351
Accrued promotional expenses	51,146	56,645
Accrued excise and payroll taxes payable, net	13,144	17,160
Accrued interest	30,041	30,451
Accrued salaries and benefits	10,952	9,614
Allowance for sales returns	12,675	7,526
Other current liabilities	6,973	7,423
Total other current liabilities	$131,680	$135,170
(y) New Accounting Pronouncements:
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
ASUs to be adopted in future periods:
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU requires that all public entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU requires that all public entities improve the reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

	Year Ended December 31,
	2023	2022	2021
Real Estate Segment Revenues
Sales on facilities primarily from Escena	$—	$3,259	$5,353
Revenues from investments in real estate	—	12,625	12,850
Total real estate revenues	$—	$15,884	$18,203

3.    CURRENT EXPECTED CREDIT LOSSES
Tobacco receivables: Average collection terms for Tobacco sales range between three and twelve days from the time that the cigarettes are shipped to the customer. Based on Tobacco historical and ongoing cash collections from customers, an estimated credit loss in accordance with ASU 2016-13 was not recorded for these trade receivables as of December 31, 2023 and December 31, 2022.
Term loan receivables: New Valley periodically provides term loans to commercial real estate developers, which are included in Other assets on the consolidated balance sheets. New Valley had two loans in maturity default as of December 31, 2023, with a total amortized cost basis of $15,928, including accrued interest receivable of $6,428 as of both December 31, 2023 and December 31, 2022. The loans are secured by guarantees and given their risk profiles are evaluated individually. As New Valley does not have internal historical loss information by which to evaluate the risk of credit losses, external market data measuring default risks on high yield loans as of each measurement date was utilized to estimate reserves for credit losses on these loans. Pursuant to the requirements of ASU 2016-13, New Valley’s expected credit loss estimate was $15,928 as of both December 31, 2023 and December 31, 2022.
The following is the reconciliation of the allowance for credit losses for the year ended December 31, 2023:

	January 1, 2023	Current Period Provision	Write-offs	Recoveries	December 31, 2023
Allowance for credit losses:
New Valley term loan receivables	$15,928	—	—	—	$15,928

The following is the reconciliation of the allowance for credit losses for the year ended December 31, 2022:

	January 1, 2022	Current Period Provision	Write-offs	Recoveries	December 31, 2022
Allowance for credit losses:
New Valley term loan receivables	$15,928	—	—	—	$15,928

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4.    EARNINGS PER SHARE
As discussed in Note 14, the Company has stock option awards and restricted stock awards which provide for common stock dividend equivalents at the same rate as paid on the common stock with respect to the shares underlying the unexercised portion of the options. These outstanding options and restricted stock awards represent participating securities under authoritative guidance. The Company recognizes payments of the dividend equivalent rights ($3,463, $4,239, and $3,832, for the years ended December 31, 2023, 2022 and 2021, respectively) on these options and restricted stock awards as reductions in additional paid-in-capital on the Company’s consolidated balance sheets. Income from continuing operations attributable to participating securities represent the undistributed earnings allocated to the participating securities using the two-class method permitted by U.S. GAAP for computing diluted earnings per share (“EPS”). The Company included the income tax benefit associated with the dividend equivalent rights as a component of income tax expense due to the adoption of ASU 2016-09. As a result, in its calculation of basic EPS for the years ended December 31, 2023, 2022 and 2021, respectively, the Company has adjusted its net income for the effect of these participating securities as follows:
Net income for purposes of determining basic EPS for discontinued operations and net income available to common stockholders attributed to Vector Group Ltd. were as follows:

	For the year ended December 31,
	2023	2022	2021
Net income attributed to Vector Group Ltd. from continuing operations	$183,526	$158,701	$147,154
Net income attributed to Vector Group Ltd. from discontinued operations	—	—	72,309
Net income attributed to Vector Group Ltd.	183,526	158,701	219,463
Income from continuing operations attributable to participating securities	(5,005)	(4,947)	(5,862)
Net income available to common stockholders attributed to Vector Group Ltd.	$178,521	$153,754	$213,601
Net income for purposes of determining basic EPS for continuing operations applicable to common shares attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2023	2022	2021
Net income attributed to Vector Group Ltd. from continuing operations	$183,526	$158,701	$147,154
Income from continuing operations attributable to participating securities	(5,005)	(4,947)	(3,694)
Net income available to common stockholders attributed to Vector Group Ltd.	$178,521	$153,754	$143,460
Basic EPS is computed by dividing net income available to common stockholders attributed to Vector Group Ltd. by the weighted-average number of shares outstanding, which includes vested restricted stock.
Net income for purposes of determining diluted EPS for discontinued operations and net income available to common stockholders attributed to Vector Group Ltd. were as follows:

	For the year ended December 31,
	2023	2022	2021
Net income attributed to Vector Group Ltd. from continuing operations	$183,526	$158,701	$147,154
Net income attributed to Vector Group Ltd. from discontinued operations	—	—	72,309
Net income attributed to Vector Group Ltd.	183,526	158,701	219,463
Income from continuing operations attributable to participating securities	(5,005)	(4,947)	(5,862)
Net income available to common stockholders attributed to Vector Group Ltd.	$178,521	$153,754	$213,601

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net income for purposes of determining diluted EPS for continuing operations applicable to common shares attributed to Vector Group Ltd. was as follows:

	For the year ended December 31,
	2023	2022	2021
Net income attributed to Vector Group Ltd. from continuing operations	$183,526	$158,701	$147,154
Income from continuing operations attributable to participating securities	(5,005)	(4,947)	(3,694)
Net income available to common stockholders attributed to Vector Group Ltd.	$178,521	$153,754	$143,460
Basic and diluted EPS for continuing and discontinued operations were calculated using the following common shares for the years ended December 31, 2023, 2022 and 2021:

	For the year ended December 31,
	2023	2022	2021
Weighted-average shares for basic EPS	153,196,070	152,752,874	152,403,072
Incremental shares related to stock options and non-vested restricted stock	134,718	141,977	71,777
Weighted-average shares for diluted EPS	153,330,788	152,894,851	152,474,849
It may not be possible to recalculate EPS attributable to common stockholders by adjusting EPS from continuing operations by EPS from discontinued operations as each amount is calculated independently.
The following non-vested restricted stock was outstanding during the years ended December 31, 2023, 2022 and 2021, respectively, but was not included in the computation of diluted EPS because the impact of the per-share expense associated with the non-vested restricted stock was greater than the average market price of the common shares during the respective periods.

	Year Ended December 31,
	2023	2022	2021
Weighted-average shares of non-vested restricted stock	—	1,973	524,606
Weighted-average expense per share	$—	$11.23	$17.42

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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$4,384	$4,405	$4,578
Short-term lease cost	710	415	374
Variable lease cost	478	299	320

Finance lease cost:
Amortization	25	33	58
Interest on lease liabilities	2	5	9
Total lease cost	$5,599	$5,157	$5,339
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,793	$4,850	$4,961
Operating cash flows from finance leases	2	5	10
Financing cash flows from finance leases	29	37	57

ROU assets obtained in exchange for lease obligations:
Operating leases	6,752	208	1,993
Finance leases	—	—	—

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Finance leases:
Property, plant and equipment, at cost	$127	$127
Accumulated amortization	(120)	(95)
Property and equipment, net	$7	$32

Current portion of notes payable and long-term debt	$8	$29
Notes payable, long-term debt and other obligations, less current portion	—	8
Total finance lease liabilities	$8	$37

Weighted average remaining lease term in years:
Operating leases	3.85	2.57
Finance leases	0.25	1.25

Weighted average discount rate:
Operating leases	9.78%	9.89%
Finance leases	8.85%	8.85%

As of December 31, 2023, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Year Ending December 31:
2024	$4,702	$8
2025	3,292	—
2026	2,675	—
2027	2,067	—
2028	1,602	—
Thereafter	—	—
Total lease payments	14,338	8
Less imputed interest	(2,455)	—
Total	$11,883	$8
The Company leases office space from an affiliate of a significant stockholder of the Company. This lease represents $1,891 of the ROU asset balances and $1,937 of lease liability balances as of December 31, 2023. The rent expense for this lease was approximately $541 for the year ended December 31, 2023.
As of December 31, 2023, the Company had $2,071 undiscounted lease payments relating to leases that have not yet commenced. The operating leases will commence in the first half of 2024 with lease terms ranging between 2 and 3 years.
The Company’s rental expense for the years ended December 31, 2023, 2022 and 2021 was $4,384, $4,405 and $4,578, respectively. Rent expense for the year ended December 31, 2023 consisted of $3,411 of amortization and $973 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2022 consisted of $3,381 of amortization and $1,024 of lease expense for interest accretion on operating lease liabilities. Rent expense for the year ended December 31, 2021 consisted of $3,275 of amortization and impairment of ROU assets and $1,303 of lease expense for interest accretion on operating lease liabilities.

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
There were no assets or liabilities of discontinued operations of Douglas Elliman as of December 31, 2023 and 2022, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The financial results of Douglas Elliman through the Distribution are presented as income from discontinued operations, net of income taxes on the Company’s consolidated statements of operations. The following table presents financial results of Douglas Elliman for the periods prior to the completion of the Distribution:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Revenues:
Real estate	$—	$—	$1,344,825

Expenses:
Cost of sales	—	—	989,436

Operating, selling, administrative and general expenses	—	—	253,942
Operating income	—	—	101,447

Other expenses:
Interest expense	—	—	(164)
Equity in losses from real estate ventures	—	—	(278)
Other, net	—	—	(870)
Pretax income from discontinued operations	—	—	100,135
Income tax expense	—	—	28,016
Income from discontinued operations	—	—	72,119

Net loss from discontinued operations attributed to non-controlling interest	—	—	190

Net income from discontinued operations attributed to Vector Group Ltd.	$—	$—	$72,309

The following table presents the information regarding certain components of cash flows from discontinued operations:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in thousands, except per share amounts)
Depreciation and amortization	$—	$—	$8,561
Non-cash lease expense	—	—	18,667

Capital expenditures	—	—	(4,106)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.    INVESTMENT SECURITIES
Investment securities consisted of the following:

	December 31, 2023	December 31, 2022
Debt securities available for sale	$73,225	$81,643

Equity securities at fair value:
Marketable equity securities	14,286	12,724
Mutual funds invested in debt securities	23,424	22,069
Long-term investment securities at fair value (1)	29,402	28,919
Total equity securities at fair value	67,112	63,712

Total investment securities at fair value	140,337	145,355
Less:
Long-term investment securities at fair value (1)	29,402	28,919
Current investment securities at fair value	$110,935	$116,436

Long-term investment securities at fair value (1)	$29,402	$28,919
Equity-method investments	17,358	16,040
Total long-term investments	$46,760	$44,959

Equity securities and other long-term investments at cost (2)	$7,555	$2,755
_____________________________
(1)     These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2)     These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the consolidated balance sheets.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Net gains (losses) recognized on investment securities were as follows:

	Year Ended December 31,
	2023	2022	2021
Net gains (losses) recognized on equity securities	$3,045	$(5,011)	$9,615
Net (losses) gains recognized on debt and equity securities available for sale	(159)	6	45
Impairment expense	(292)	(2,975)	(276)
Net gains (losses) recognized on investment securities	$2,594	$(7,980)	$9,384
(a) Debt Securities Available for Sale:
The components of debt securities available for sale as of December 31, 2023 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$72,939	$286	$—	$73,225
The table below summarizes the maturity dates of debt securities available for sale as of December 31, 2023.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. Government securities	$38,657	$9,647	$29,010	$—
Corporate securities	12,042	12,042	—	—
U.S. mortgage-backed securities	17,358	15,724	1,634	—
Commercial paper	5,168	5,168	—	—
Total debt securities available for sale by maturity dates	$73,225	$42,581	$30,644	$—
The components of debt securities available for sale as of December 31, 2022 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$81,629	$14	$—	$81,643
There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater as of December 31, 2023 and 2022, respectively.
Gross realized gains and losses recognized on debt securities available for sale were as follows:

	Year Ended December 31,
	2023	2022	2021
Gross realized gains on sales	$26	$8	$108
Gross realized losses on sales	(185)	(2)	(63)
Net (losses) gains recognized on debt securities available for sale	$(159)	$6	$45

Impairment expense	$(292)	$(2,975)	$(276)
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(b) Equity Securities at Fair Value:
The following is a summary of unrealized and realized net gains and losses recognized in net income on equity securities at fair value for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
Net gains (losses) recognized on equity securities	$3,045	$(5,011)	$9,615
Less: Net (losses) gains recognized on equity securities sold	(1,289)	1,198	7,534
Net unrealized gains (losses) recognized on equity securities still held at the reporting date	$4,334	$(6,209)	$2,081

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 18. Their fair values are based on quoted prices for identical assets in active markets or inputs that are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $303 related to long-term investment securities at fair value as of December 31, 2023.
The Company received $5,330 of cash distributions for the year ended December 31, 2023, all of which were classified as investing cash inflows. The company recorded $88 of in-transit redemptions as of December 31, 2023. The Company received $4,971 of cash distributions for the year ended December 31, 2022, all of which were classified as investing cash inflows. The Company received $11,642 of cash distributions for the year ended December 31, 2021, of which $11,509 were classified as investing cash inflows.
(c) Equity Securities and Other Long-Term Investments Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient
Equity securities and other long-term investments without readily determinable fair values that do not qualify for the NAV practical expedient consisted of profit participation agreements and investments in various limited liability companies. During the year ended December 31, 2023, the Company invested $5,000 into two additional investments, which do not qualify for the NAV practical expedient. The total carrying value of these investments that do not qualify for the NAV practical expedient was $7,555 as of December 31, 2023 and $2,755 as of December 31, 2022, and was included in “Other assets” on the consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the years ended December 31, 2023, 2022 and 2021, respectively.
(d) Equity-Method Investments:
Equity-method investments consisted of the following:

	December 31, 2023	December 31, 2022
Mutual and hedge funds	$17,358	$16,040
As of December 31, 2023, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 7.54% to 38.67%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.
Equity in earnings (losses) from investments were:

	Year Ended December 31,
	2023	2022	2021
Mutual fund and hedge funds	$1,262	$(4,995)	$2,675
The Company received $55, $51 and $50 in dividends from one of its equity-method investments that were reinvested back into the fund in 2023, 2022 and 2021, respectively.
(e) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the mutual fund and hedge funds.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2023	2022	2021
Investment income	$4,713	$3,209	$1,574
Expenses	10,585	13,272	12,873
Net investment loss	(5,872)	(10,063)	(11,299)
Total net realized gain (loss) and net change in unrealized depreciation from investments	4,824	(84,466)	48,342
Net (decrease) increase in partners’ capital resulting from operations	$(1,048)	$(94,529)	$37,043

	December 31, 2023	December 31, 2022
Investment securities	$290,916	$299,389
Cash and cash equivalents	695	2,860
Other assets	38,471	87,507
Total assets	$330,082	$389,756

Other liabilities	$159,858	$159,246
Total liabilities	159,858	159,246
Partners’ capital	170,224	230,510
Total liabilities and partners’ capital	$330,082	$389,756

8.    INVENTORIES
Inventories consisted of:

	December 31, 2023	December 31, 2022
Leaf tobacco	$46,190	$39,893
Other raw materials	9,372	8,808
Work-in-process	814	798
Finished goods	65,295	64,865
Inventories at current cost	121,671	114,364
LIFO adjustments:
Leaf tobacco	(19,941)	(15,213)
Other raw materials	(2,411)	(1,220)
Work-in-process	(105)	(25)
Finished goods	(7,255)	(5,458)
Total LIFO adjustments	(29,712)	(21,916)
	$91,959	$92,448
All inventories as of December 31, 2023 and 2022 were reported under the LIFO method. Cost of sales was reduced by $576 and $3,248 for the years ended December 31, 2023 and December 31, 2022, respectively, due to liquidations of LIFO inventories.
The amount of capitalized MSA cost in “Finished goods” inventory was $22,988 and $23,084 as of December 31, 2023 and 2022, respectively. Federal excise tax capitalized in inventory was $25,151 and $26,423 as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, Liggett had tobacco purchase commitments of approximately $31,508. Liggett has a single source supply agreement for reduced ignition propensity cigarette paper through December 2025.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:

	December 31, 2023	December 31, 2022
Land and improvements	$1,678	$1,678
Buildings	18,911	18,792
Machinery and equipment	185,966	175,816
Leasehold improvements	1,266	1,266
	207,821	197,552
Less accumulated depreciation and amortization	(164,441)	(157,972)
	$43,380	$39,580
Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2023, 2022 and 2021 was $6,738, $7,218 and $7,816, respectively.
The Company, through Liggett, had future machinery and equipment purchase commitments of $6,767 including $3,842 for factory modernization as of December 31, 2023.

10.    NEW VALLEY LLC
(a) Investments in real estate ventures.
The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	December 31, 2023	December 31, 2022
Condominium and Mixed-Use Development	4.1% - 77.8%	$108,334	$93,350
Apartment Buildings	1.5% - 50.0%	7,791	9,471
Hotels	0.4% - 49.0%	138	2,510
Commercial	1.6% - 49.0%	15,234	15,347
Other	—%	—	439
Investments in real estate ventures		$131,497	$121,117
_____________________________
(1)The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ because of a number of factors including potential dilution, financing or admission of additional partners.
Contributions
The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	December 31, 2023	December 31, 2022
Condominium and Mixed-Use Development	$17,285	$17,221
Apartment Buildings	148	—
Hotels	—	206
Commercial	—	8,070
Other	—	72
Total contributions	$17,433	$25,569
For ventures where New Valley previously held an investment and made an additional contribution, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the years ended December 31, 2023 and 2022. New Valley’s direct investment percentage in its existing ventures did not significantly change.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Distributions
The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	December 31, 2023	December 31, 2022
Condominium and Mixed-Use Development	$7,797	$2,348
Apartment Buildings	—	550
Hotels	5,164	—
Commercial	473	1,018
Other	—	4,459
Total distributions	$13,434	$8,375
Of the distributions received by New Valley from its investment in real estate ventures, $4,248 and $3,429 were from distributions of earnings and $9,186 and $4,946 were a return of capital for the years ended December 31, 2023 and 2022, respectively. Distributions from earnings are included in cash from operations in the consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the consolidated statements of cash flows.

Equity in Earnings (Losses) from Real Estate Ventures
New Valley recognized equity in earnings (losses) from real estate ventures as follows:

	Year Ended December 31,
	2023	2022	2021
Condominium and Mixed-Use Development	$1,316	$(6,469)	$(4,148)
Apartment Buildings	(2,268)	(1,879)	18,566
Hotels	2,792	(853)	(1,927)
Commercial	362	1,005	(1,811)
Other	—	2,250	(430)
Total equity in earnings (losses) from real estate ventures	$2,202	$(5,946)	$10,250

The Company recorded impairment expense of $1,202, $490 and $2,713 for the years ended December 31, 2023, 2022 and 2021, respectively. The expense related to one hotel venture in 2023 and one commercial venture in each of 2022 and 2021. Because the Company has recorded impairment charges on certain of its investments in real estate ventures, the impaired real estate ventures have been recorded at fair value as of the period when the impairment charge was recorded. The impaired real estate ventures were measured at fair value on a nonrecurring basis when an other-than-temporary impairment charge was recorded.
During the year ended 2023, New Valley’s Park Lane Hotel joint venture sold its property located in Manhattan. New Valley recognized equity in earnings of $4,657 from the venture and received distributions of $4,931 for the year ended 2023. As of December 31, 2023, the venture had a carrying value of $0.
During the year ended 2023, New Valley’s Ritz-Carlton Villas joint venture sold its condominiums located in Miami, FL. New Valley recognized equity in earnings of $3,909 from the venture and received distributions of $3,935 for the year ended 2021. As of December 31, 2023, the venture had a carrying value of $0.
During the year ended 2021, New Valley’s Natura joint venture sold a parcel of land located in Miami, FL. New Valley recognized equity in earnings of $3,899 from the venture and received distributions of $5,168 for the year ended 2021. As of December 31, 2023, the venture had a carrying value of $11,054.
During the year ended 2021, New Valley’s Maryland joint venture sold its apartment complexes located in Baltimore, Maryland. New Valley recognized equity in earnings of $18,566 from the venture and received distributions of $18,566 for the year ended 2021. As of December 31, 2023, the venture had a carrying value of $0.
Investment in Real Estate Ventures Entered Into During 2023:
New Valley invested $700 during the year ended December 31, 2023 for an approximate 27% interest in 353 6th LLC. The joint venture plans to develop a condominium complex. The venture is a VIE; however, New Valley is not the primary

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss in its investment in 353 6th LLC was $727 as of December 31, 2023.
New Valley invested $3,983 during the year ended December 31, 2023 for an approximate 13.5% interest in Banyan Cay. The joint venture plans to develop a resort. The venture is a variable interest entity (“VIE”); however, New Valley is not the primary beneficiary. New Valley accounts for this investment under the equity method of accounting. New Valley's maximum exposure to loss in its investment in Banyan Cay was $3,983 as of December 31, 2023.
VIE Consideration
For the investments in real estate ventures, New Valley determined that the entities were VIEs but New Valley was not the primary beneficiary. Therefore, New Valley’s investment in such real estate ventures has been accounted for under the equity method of accounting.
Maximum Exposure to Loss
New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

December 31, 2023
Condominium and Mixed-Use Development	$108,334
Apartment Buildings	7,791
Hotels	138
Commercial	15,234
Total maximum exposure to loss	$131,497
New Valley capitalized $4,287 and $4,432 of interest costs into the carrying value of its ventures whose projects were currently under development during the years ended December 31, 2023 and December 31, 2022, respectively.
(b) Guarantees and Commitments:
The joint venture agreements through which New Valley invests in real estate ventures set forth certain conditions where New Valley or its affiliate may be required to contribute payments towards the satisfaction of liabilities of the other partners in the joint venture, or to otherwise indemnify other partners. Mostly, these contribution/indemnity requirements are triggered in the event New Valley, or its affiliate, commits an act that results in liability of another partner under a guarantee that the other partner has given to a lender in connection with a loan. The guarantees given in connection with the loans may include non-recourse carve-out, environmental, carry and/or completion guarantees, depending on the specific project. In some instances, New Valley or its affiliate would be proportionately liable in the event of liability under a guarantee that is not the fault of any of the partners in the joint venture. In very limited circumstances, New Valley has agreed to be a guarantor directly in connection with a loan.
The Company believes that as of December 31, 2023, in the event New Valley becomes legally obligated to contribute funds or otherwise indemnify another partner due to a triggering event under a guarantee, or becomes legally obligated as a guarantor (in the limited circumstances where New Valley is a direct guarantor under the loan documents), the real estate underlying the applicable project is expected to be sufficient to largely repay any guaranteed obligation (although a lender need not necessarily resort to foreclosing on the real estate before seeking recourse under a loan guarantee). New Valley has no additional capital commitments as of December 31, 2023.
(c) Combined Financial Statements for Unconsolidated Subsidiaries Accounted for on Equity Method:
Pursuant to Rule 4-08(g), the following summarized financial data for unconsolidated subsidiaries includes information for the following: Other Condominium and Mixed-Use Development, Apartment Buildings, Hotels, Commercial and Other.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Income Statements	2023	2022	2021
Other Condominium and Mixed-Use Development:
Revenue	$94,606	$117,836	$301,703
Cost of sales	451	63,618	317,894
Other expenses	129,509	143,619	117,985
Loss from continuing operations	$(35,354)	$(89,401)	$(134,176)

Apartment Buildings:
Revenue	$22,403	$2,934	$35,213
Other expenses	60,479	4,563	46,360
Loss from continuing operations	$(38,076)	$(1,629)	$(11,147)

Hotels:
Revenue	$175,921	$166,169	$42,549
Cost of sales	5,121	5,049	3,671
Other expenses	403,510	293,761	201,211
Loss from continuing operations	$(232,710)	$(132,641)	$(162,333)

Commercial:
Revenue	$7,052	$10,226	$1,662
Equity in earnings	1,241	37,690	24,383
Other expenses	6,028	12,274	1,412
Income from continuing operations	$2,265	$35,642	$24,633

Other:
Revenue	$—	$6,761	$180,092
Other expenses	—	21,548	303,352
Loss from continuing operations	$—	$(14,787)	$(123,260)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheets	December 31, 2023	December 31, 2022
Other Condominium and Mixed-Use Development:
Investment in real estate	$1,890,797	$1,529,516
Total assets	2,049,105	1,667,802
Total debt	1,535,543	1,193,638
Total liabilities	1,898,725	1,480,725
Non-controlling interest	91,146	73,391

Apartment Buildings:
Investment in real estate	$478,669	$64,350
Total assets	542,165	68,664
Total debt	378,978	48,449
Total liabilities	396,668	49,722
Non-controlling interest	93,871	—

Hotels:
Investment in real estate	$759,515	$1,580,798
Total assets	792,831	1,651,072
Total debt	248,419	1,113,419
Total liabilities	664,582	1,281,161
Non-controlling interest	141,060	374,608

Commercial:
Investment in real estate	$55,094	$51,468
Total assets	73,658	71,364
Total debt	59,994	56,394
Total liabilities	60,980	57,424
Non-controlling interest	—	—

Other:
Investment in real estate	$—	$430,961
Total assets	—	486,655
Total debt	—	321,587
Total liabilities	—	331,928
Non-controlling interest	—	112,141
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
The Company recorded operating income of $0, $1,316 and $63 for the years ended December 31, 2023, 2022 and 2021, respectively, from Escena. In April 2022, New Valley sold Escena and received approximately $15,300 in net cash proceeds. The Company recognized the revenue in accordance with the scope of ASC Topic 606 since New Valley had no continuing investment or involvement. The sale was presented as revenue and the cost of the investment as cost of sales on the consolidated statements of operations.

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

11.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS
Notes payable, long-term debt and other obligations consisted of:

	December 31, 2023	December 31, 2022
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $1,719 and $2,209	516,973	539,926
Liggett:
Revolving credit facility	—	22,035
Equipment loans	8	37
Total notes payable, long-term debt and other obligations	1,391,981	1,436,998
Less:
Debt issuance costs	(20,162)	(24,672)
Total notes payable, long-term debt and other obligations	1,371,819	1,412,326
Less:
Current maturities	(8)	(22,065)
Amount due after one year	$1,371,811	$1,390,261
Vector:
6.125% Senior Secured Notes due 2025:
On February 1, 2021, the 6.125% Senior Secured Notes due 2025, which had an aggregate principal amount of $850,000, were redeemed in full and the Company recorded a loss on the extinguishment of debt of $21,362 in 2021, including $13,013 of premium and $8,349 of other costs and non-cash interest expense related to the recognition of previously unamortized deferred finance costs.
5.75% Senior Secured Notes due 2029:
On January 28, 2021, the Company completed the sale of $875,000 in aggregate principal amount of its 5.75% Senior Secured Notes due 2029 (“5.75% Senior Secured Notes”) to qualified institutional buyers and non-U.S. persons in a private offering pursuant to the exemptions from the registration requirements of the Securities Act 1933 (“Securities Act”) contained in Rule 144A and Regulation S under the Securities Act. The aggregate net cash proceeds from the sale of the 5.75% Senior Secured Notes were approximately $855,500 after deducting the initial purchaser’s discount and estimated expenses and fees payable by the Company in connection with the offering. The Company used the net cash proceeds from the 5.75% Senior Secured Notes offering, together with cash on hand, to redeem all the Company’s outstanding 6.125% Senior Secured Notes due 2025, including accrued interest and any premium thereon, and to pay fees and expenses in connection with the offering of the 5.75% Senior Secured Notes.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 5.75% Senior Secured Notes are fully and unconditionally guaranteed, subject to certain customary automatic release provisions, on a joint and several basis by all the wholly owned domestic subsidiaries of the Company that are engaged in the conduct of the Company’s cigarette businesses, which subsidiaries, as of the issuance date of the 5.75% Senior Secured Notes were also guarantors under the Company’s outstanding 10.5% Senior Notes. The guarantees provided by certain of the guarantors are secured by first priority or second priority security interests in certain collateral of such guarantors, including, in the case of VGR Holding LLC, a pledge of the membership interests of Liggett and Vector Tobacco, pursuant to security and pledge agreements, subject to certain permitted liens and exceptions as further described in the indenture and the security documents relating thereto. Neither New Valley LLC nor any of the Company’s subsidiaries engaged in the real estate business guarantee the 5.75% Senior Secured Notes. The Company does not pledge any collateral for the 5.75% Senior Secured Notes.
As of December 31, 2023, the Company was in compliance with all debt covenants.
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
For the years ended December 31, 2023 and 2022, the Company repurchased in the market $23,443 and $12,865, respectively, in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a loss of $549 and a gain of $412, respectively. The Senior Notes that were repurchased have been retired.
The Company pays cash interest on the 10.5% Senior Notes at a rate of 10.5% per year, payable semi-annually on May 1 and November 1 of each year. The 10.5% Senior Notes mature on November 1, 2026.
The 10.5% Senior Notes were fully and unconditionally guaranteed subject to certain customary automatic release provisions on a joint and several basis by all the Company’s wholly owned domestic subsidiaries that are engaged in the conduct of its cigarette businesses, and, prior to the Distribution, by DER Holdings LLC, through which the Company indirectly owned a 100% interest in Douglas Elliman as of December 31, 2023. In connection with the Distribution, the guarantee by DER Holdings LLC was released. DER Holdings LLC did not guarantee our 5.75% Senior Secured Notes.
As of December 31, 2023, the Company was in compliance with all debt covenants.
Revolving Credit Agreement — Liggett:
Liggett, 100 Maple LLC (“Maple”), a subsidiary of Liggett, and Vector Tobacco are party to the Credit Agreement with Wells Fargo, as agent and lender, which provides a maximum credit line of $90,000 and matures on March 22, 2026.
Loans under the Credit Agreement bear interest at a rate equal to, at the borrower’s option, (a) the base rate, (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%, where “SOFR” means the Secured Overnight Financing Rate. The interest rate as of December 31, 2023 was 7.56%. An unused line fee is also payable on the average undrawn commitments at a rate of 0.25%, regardless of the amount borrowed under the facility.
Borrowings are limited by a borrowing base equal to the sum of (a) the lesser of (i) 85% of eligible trade receivables less certain reserves and (ii) $15,000; plus (b) 80% of the value of eligible inventory consisting of packaged cigarettes; plus (c) the designated percentage of the value of eligible inventory consisting of leaf tobacco (i.e., 65% of Liggett’s eligible cost of inventory consisting of leaf tobacco less certain reserves or 85% of the net orderly liquidation value of eligible inventory); plus (d) the lesser of (i) the real property subline amount or (ii) 60% of the fair market value of eligible real property.
The obligations under the Credit Agreement are collateralized on a first priority basis by all inventories, receivables and certain other personal property of Liggett, Maple, and Vector Tobacco, and a mortgage on Liggett’s manufacturing facility and certain real property of Maple, subject to certain permitted liens.
Wells Fargo, Liggett, Maple, Vector Tobacco and the collateral agent for the holders of the 5.75% Senior Secured Notes have entered into an intercreditor agreement, pursuant to which the liens of such collateral agent on the assets that are subject to the Credit Agreement are subordinated to the liens of Wells Fargo on such assets.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the incurrence of indebtedness and liens, the acquisition of investments, the making of dividends and certain mergers, consolidations and asset sales. The Credit Agreement also contains financial covenants, including (a) a requirement that the Tobacco segment’s earnings before interest, taxes, depreciation and amortization, as defined under the Credit Agreement, on a trailing twelve month basis, shall not be less than $150,000 if the Tobacco segment’s excess availability, as defined under the Credit Agreement, is less than $30,000, and (b) a requirement that annual capital expenditures, as defined under the Credit Agreement (before a maximum carryover amount of $10,000), shall not exceed $20,000 during any fiscal year. The Credit Agreement also contains customary events of default. The borrowers were in compliance with these covenants as of December 31, 2023.
As of December 31, 2023, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was $84,000 based on eligible collateral as of December 31, 2023.
Non-Cash Interest Expense — Vector:

	Year Ended December 31,
	2023	2022	2021

Amortization of debt discount, net	$490	$439	$393
Amortization of debt issuance costs	4,371	4,102	3,775
Loss (gain) on repurchase of 10.5% Senior Notes	549	(412)	—
Loss on extinguishment of 6.125% Senior Secured Notes	—	—	8,349
	$5,410	$4,129	$12,517
Fair Value of Notes Payable and Long-Term Debt:
The estimated fair value of the Company’s notes payable and long-term debt was as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
5.75% Senior Secured Notes due 2029	$875,000	$800,126	$875,000	$758,993
10.5% Senior Notes due 2026	516,973	522,194	539,926	537,202
Liggett and other	8	8	22,072	22,072
Notes payable and long-term debt	$1,391,981	$1,322,328	$1,436,998	$1,318,267
Notes payable and long-term debt are recorded on the consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 18 if such liabilities were recorded on the consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk as described in Note 1. The Company used a derived price based upon quoted market prices and trade activity as of December 31, 2023 to determine the fair value of its publicly traded notes and debentures. The carrying value of the revolving credit facility is equal to the fair value. The fair value of the equipment loans was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Scheduled Maturities:
Scheduled maturities of notes payable and long-term debt were as follows:

	Principal	Unamortized Discount/ (Premium)	Net
Year Ending December 31:
2024	$8	$—	$8
2025	—	—	—
2026	518,692	1,719	516,973
2027	—	—	—
2028	—	—	—
Thereafter	875,000	—	875,000
Total	$1,393,700	$1,719	$1,391,981
12.    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans and Postretirement Plans:
Defined Benefit Plans. The Company sponsors four defined benefit pension plans (two qualified and two non-qualified) covering virtually all individuals who were employed by Liggett on a full-time basis prior to 1994. Future accruals of benefits under these four defined benefit plans were frozen between 1993 and 1995. These benefit plans provide pension benefits for eligible employees based primarily on their compensation and length of service. Contributions are made to the two qualified pension plans in amounts necessary to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. The plans’ assets and benefit obligations were measured on December 31, 2023 and 2022, respectively.
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
As of December 31, 2023, the aggregate lump sum equivalents of the annual retirement benefits payable under the Amended SERP at normal retirement dates occurring during the following years is as follows: 2028 – $68,316 and 2029 to 2033 – $6,866. In the case of a participant who becomes disabled prior to his normal retirement date or whose service is terminated without cause, the participant’s benefit consists of a pro-rata portion of the full projected retirement benefit to which he would have been entitled had he remained employed through his normal retirement date, as actuarially discounted back to the date of payment. A participant who dies while working for the Company or a subsidiary (and before becoming disabled or attaining his normal retirement date) will be paid an actuarially discounted equivalent of his projected retirement benefit; conversely, a participant who retires beyond his normal retirement date will receive an actuarially increased equivalent of his projected retirement benefit.
Postretirement Medical and Life Plans. The Company provides certain postretirement medical and life insurance benefits to certain employees and retirees. Substantially all Liggett manufacturing employees as of December 31, 2023 are eligible for postretirement medical benefits if they reach retirement age while working for Liggett or certain affiliates. Retirees are required to fund 100% of participant medical premiums and, pursuant to union contracts, Liggett reimburses 43 hourly retirees, who retired prior to 1991, for Medicare Part B premiums. In addition, the Company provides life insurance benefits to 66 active employees and 326 retirees who reach retirement age and are eligible to receive benefits under two of the Company’s defined benefit pension plans. The Company’s postretirement liabilities are comprised of Medicare Part B and life insurance premiums.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides a reconciliation of benefit obligations, plan assets and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at January 1	$(103,576)	$(121,166)	$(6,283)	$(8,480)
Service cost	(397)	(414)	—	—
Interest cost	(5,090)	(2,628)	(323)	(233)
Benefits paid	5,634	5,993	960	975
Expenses paid	247	264	—	—
Actuarial gain	(807)	14,375	(429)	1,455
Benefit obligation at December 31	$(103,989)	$(103,576)	$(6,075)	$(6,283)
Change in plan assets:
Fair value of plan assets at January 1	$84,058	$104,545	$—	$—
Actual return on plan assets	9,279	(14,331)	—	—
Expenses paid	(247)	(264)	—	—
Contributions	100	101	960	975
Benefits paid	(5,634)	(5,993)	(960)	(975)
Fair value of plan assets at December 31	$87,556	$84,058	$—	$—
Unfunded status at December 31	$(16,433)	$(19,518)	$(6,075)	$(6,283)
Amounts recognized in the consolidated balance sheets:
Prepaid pension costs	$45,292	$38,100	$—	$—
Other accrued liabilities	(88)	(89)	(601)	(596)
Non-current employee benefit liabilities	(61,637)	(57,529)	(5,474)	(5,687)
Net amounts recognized	$(16,433)	$(19,518)	$(6,075)	$(6,283)

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Service cost — benefits earned during the period	$397	$414	$415	$—	$—	$—
Interest cost on projected benefit obligation	5,090	2,628	2,284	323	233	224
Expected return on assets	(5,038)	(3,530)	(3,458)	—	—	—
Prior service cost	—	—	—	8	8	4
Amortization of net loss (gain)	1,055	1,636	1,835	(85)	(31)	86
Net expense	$1,504	$1,148	$1,076	$246	$210	$314
As of December 31, 2023, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive (loss) gain as of January 1, 2023	$(22,667)	$788	$(21,879)
Amortization of prior service costs	—	8	8
Amortization of loss (gain)	1,055	(85)	970
Net (loss) gain arising during the year	3,434	(429)	3,005
Accumulated other comprehensive (loss) income as of December 31, 2023	$(18,178)	$282	$(17,896)

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of December 31, 2022, accumulated other comprehensive (loss) income, before income taxes, consisted of the following:

	Defined Benefit Pension Plans	Post- Retirement Plans	Total
Accumulated other comprehensive loss as of January 1, 2022	$(20,817)	$(644)	$(21,461)
Amortization of prior service costs	—	8	8
Amortization of loss (gain)	1,636	(31)	1,605
Net (loss) gain arising during the year	(3,486)	1,455	(2,031)
Accumulated other comprehensive (loss) income as of December 31, 2022	$(22,667)	$788	$(21,879)
As of December 31, 2023, our total accumulated benefit obligations, as well as our projected benefit obligations more than the fair value of the related plan assets, for defined benefit pension plans were as follows:

	December 31,
	2023	2022
Accumulated benefit obligation	$61,724	$57,618
Fair value of plan assets	$—	$—

	December 31,
	2023	2022
Projected benefit obligation	$61,724	$57,618
Fair value of plan assets	$—	$—
The information for other postretirement benefit plans with an accumulated postretirement benefit obligation more than plan assets has been disclosed in the Obligations table above because all the other postretirement benefit plans are unfunded or underfunded.
The assumptions used for the pension benefits and other postretirement benefits were:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted average assumptions:
Discount rates — benefit obligation	4.95% - 5.35%	4.90% - 5.30%	1.80% - 2.70%	5.40%	5.40%	2.85%
Discount rates — service cost	4.90% - 5.30%	1.80% - 2.70%	1.40% - 2.30%	5.40%	2.85%	2.55%
Assumed rates of return on invested assets	6.25%	3.50%	3.50%	N/A	N/A	N/A
Salary increase assumptions	N/A	N/A	N/A	3.00%	3.00%	3.00%
Discount rates were determined by a quantitative analysis examining the prevailing prices of high-quality bonds to determine an appropriate discount rate for measuring obligations. The aforementioned analyses analyze the cash flow from each of the Company’s four benefit plans as well as a separate analysis of the cash flows from the postretirement medical and life insurance plans sponsored by Liggett. The aforementioned analyses then construct a hypothetical bond portfolio whose cash flow from coupons and maturities match the year-by-year, projected benefit cash flow from the respective pension or retiree health plans. The Company uses the lower discount rate derived from the two independent analyses in the computation of the benefit obligation and service cost for each respective retirement liability.
The Company considers input from its external advisors and historical returns in developing its expected rate of return on plan assets. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company’s actual 10-year annual rate of return on its pension plan assets was 4.42%, 4.83% and 7.74% for the years ended December 31, 2023, 2022 and 2021, respectively, and the Company’s actual five-year annual rate of return on its pension plan assets was 3.00%, 2.42% and 7.86% for the years ended December 31, 2023, 2022 and 2021, respectively.
Gains and losses resulted from changes in actuarial assumptions and from differences between assumed and actual experience, including, among other items, changes in discount rates and changes in actual returns on plan assets as compared to

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assumed returns. These gains and losses are amortized to the extent that they exceed 10% of the greater of Projected Benefit Obligation and the fair value of assets. For the year ended December 31, 2023, Liggett used a 12.64-year period for its Hourly Plan and an 11.01-year period for its Salaried Plan to amortize pension fund gains and losses on a straight-line basis. Such amounts are reflected in the pension expense calculation beginning the year after the gains or losses occur. The amortization of deferred losses negatively impacts pension expense in the future periods.
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
Allowable investment types include equity, investment grade fixed income and short-term investments. The equity fund is comprised of a Large Cap Index fund and a Mid Cap Index fund, both of which are U.S. based. The investment grade fixed income fund includes two managed funds investing in fixed income securities issued or guaranteed by the U.S. government, or by its respective agencies, mortgage-backed securities, including collateralized mortgage obligations, and corporate debt obligations. The Company generally utilizes its short-term investments, including interest-bearing cash, to pay benefits and to deploy in special situations.
The Liggett Employee Benefits Committee has established the following target assets allocation to equal 35% equity investments and 65% investment grade fixed income, with a rebalancing range of approximately plus or minus 5% around the target asset allocations.
Vector’s defined benefit retirement plan allocations by asset category, were as follows:

	Plan Assets at December 31,
	2023	2022
Asset category:
Equity securities	35%	34%
Investment grade fixed income securities	65%	66%
Total	100%	100%

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The defined benefit plans’ recurring financial assets subject to fair value measurements and the necessary disclosures were as follows:

	Fair Value Measurements as of December 31, 2023
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Insurance contracts	$1,535	$—	$1,535	$—
Amounts in individually managed investment accounts:
Cash, mutual funds and common stock	118	118	—	—
Common collective trusts at NAV (1)	85,903	—	—	—
Total	$87,556	$118	$1,535	$—
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
For 2023 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 5.54% and 7.23% between 2024 and 2031 and 4.5% thereafter. For 2022 measurement purposes, annual increases in Medicare Part B trends were assumed to equal rates between 3.06% and 8.01% between 2023 and 2030 and 4.5% thereafter.
To comply with ERISA’s minimum funding requirements, the Company currently anticipates that it will be required to make $88 of contributions to the pension plan year beginning on January 1, 2024 and ending on December 31, 2024. Any additional funding obligation that the Company may have for subsequent years is contingent on several factors and is not reasonably estimable at this time.
Estimated future pension and postretirement medical benefits payments were as follows:

	Pension	Postretirement Medical
2024	$5,524	$601
2025	5,177	590
2026	4,860	579
2027	4,539	551
2028	72,548	533
2029 - 2033	23,577	2,313

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Profit Sharing and 401(k) Plans:
The Company maintains 401(k) plans for substantially all U.S. employees which allow eligible employees to invest a percentage of their pre-tax compensation. The Company contributed to the 401(k) plans and expensed $1,756, $1,590 and $1,473 for the years ended December 31, 2023, 2022 and 2021, respectively.

13.    INCOME TAXES
The amounts provided for income taxes were as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. Federal	$47,991	$35,733	$33,398
State	11,003	10,902	14,945
	58,994	46,635	48,343
Deferred:
U.S. Federal	5,301	11,079	11,399
State	631	4,147	3,065
	5,932	15,226	14,464
Total	$64,926	$61,861	$62,807
The tax effect of temporary differences which give rise to a significant portion of deferred tax assets and liabilities is as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Employee benefit accruals	$6,452	$7,471
Impairment of investments	6,451	12,342
Impact of timing of settlement payments	6,210	9,054
Various U.S. federal and state tax loss carryforwards	1,284	1,828
Operating lease liabilities	3,000	2,328
Current expected credit losses	4,020	4,111
Other	2,564	3,000
	29,981	40,134
Less: Valuation allowance	(552)	(550)
Net deferred tax assets	$29,429	$39,584

Deferred tax liabilities:
Basis differences on non-consolidated entities	$(38,413)	$(39,884)
Basis differences on fixed and intangible assets	(33,354)	(34,794)
Basis differences on inventory	(9,776)	(11,165)
Basis differences on long-term investments	(1,943)	(2,777)
Operating lease right of use assets	(2,781)	(1,998)
Other	(1,132)	—
	$(87,399)	$(90,618)

Net deferred tax liabilities	$(57,970)	$(51,034)
The Company files a consolidated U.S. income tax return that includes its more than 80%-owned U.S. subsidiaries. Standalone subsidiaries had tax-effected federal and state and local net operating loss (“NOL”) carryforwards of $1,284 and $1,828 as of December 31, 2023 and 2022, respectively, expiring through tax year 2027. The Company records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
deferred tax assets will not be realized. The Company had valuation allowances of $552 and $550 as of December 31, 2023 and 2022, respectively. The valuation allowances as of December 31, 2023 and 2022 primarily related to state net operating loss carryforwards of standalone subsidiaries.
The consolidated balance sheets of the Company include deferred income tax assets and liabilities, which represent temporary differences in the application of accounting rules established by U.S. GAAP and income tax laws.
Differences between the amounts provided for income taxes and amounts computed at the federal statutory tax rate are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
Income before provision for income taxes	$248,452	$220,562	$209,961
Federal income tax expense at statutory rate	52,175	46,318	44,092
Increases (decreases) resulting from:
State income taxes, net of federal income tax benefits	10,640	10,585	13,946
Non-deductible expenses	3,867	3,511	6,205
Excess tax benefits on stock-based compensation	(320)	(285)	(561)
Changes in valuation allowance, net of equity and tax audit adjustments	2	202	(504)
Other	(1,438)	1,530	(371)
Income tax expense	$64,926	$61,861	$62,807
The Company’s income tax expense is principally attributable to the Company’s federal and state income taxes based on the Company’s earnings. The non-deductible expenses presented in the table above largely relate to the Company’s non-deductible executive compensation. The state NOLs and valuation allowance are decreased by the NOLs expiration. For the year ended December 31, 2021, the non-deductible expenses also included Distribution expenses and the federal and state NOLs and valuation allowance also decreased by the Distribution entity.
The following table summarizes the activity related to the unrecognized tax benefits:

Balance at January 1, 2021	$1,653
Additions based on tax positions related to prior years	1,640
Settlements	(1,065)
Expirations of the statute of limitations	(19)
Balance at December 31, 2021	2,209
Additions based on tax positions related to prior years	1,409
Settlements	—
Expirations of the statute of limitations	(351)
Balance at December 31, 2022	3,267
Additions based on tax positions related to prior years	1,453
Settlements	(1,456)
Expirations of the statute of limitations	(266)
Balance at December 31, 2023	$2,998
In the event the unrecognized tax benefits of $2,998 as of December 31, 2023 were recognized, such recognition would impact the effective tax rate. The Company classifies all tax-related interest and penalties as income tax expense. The Company had accrued, as a component of the unrecognized tax benefits, interest and penalties of $628 and $699 as of December 31, 2023 and 2022, respectively.
It is reasonably possible the Company may recognize up to approximately $331 of unrecognized tax benefits over the next 12 months, primarily pertaining to expiring statutes of limitations on prior state and local income tax return positions.
The Company files U.S. and state and local income tax returns in jurisdictions with varying statutes of limitations generally ranging from three to five years. The Company, from time-to-time, receives notices related to audits and adjustments related to its partnerships.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.    STOCK COMPENSATION
On May 16, 2014, the Company’s stockholders approved the 2014 Plan. The 2014 Plan replaced the 1999 Plan. On July 26, 2023, the Company’s stockholders approved the 2023 Plan. The 2023 Plan replaced the 2014 Plan. Like the 1999 Plan and 2014 Plan, the 2023 Plan provides for the Company to grant stock options, stock appreciation rights and restricted stock. The 2023 Plan also provides for awards based on a multi-year performance period and for annual short-term awards based on a twelve-month performance period. Shares available for issuance under the 2023 Plan are 7,955,000 shares. The Company may satisfy its obligations under any award granted under the 2023 Plan by issuing new shares. Awards previously granted under the 1999 Plan and the 2014 Plan remain outstanding in accordance with their terms.
Stock Options. The Company recognized stock-based compensation expense of $42, $339 and $849 related to stock options for the years ended December 31, 2023, 2022 and 2021, respectively. The Company has not granted option awards to employees since 2019.
All stock option awards have a contractual term of 10 years and they vested over a period of four years. The fair value of option grants was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price characteristics which are significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based compensation awards.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of employee stock option transactions follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
Outstanding on January 1, 2021	3,822,819	$15.40	4.6	$487
Exercised	—	$—
Outstanding on December 31, 2021	3,822,819	$15.40	3.6	$238
Exercised	—	$—
Outstanding on December 31, 2022	3,822,819	$15.40	2.6	$794
Exercised	(1,055,315)	$11.47
Outstanding on December 31, 2023	2,767,504	$16.89	2.6	$146
Options exercisable at:
December 31, 2021	2,988,727
December 31, 2022	3,415,944
December 31, 2023	2,767,504
_____________________________
(1)The aggregate intrinsic value represents the amount by which the fair value of the underlying common stock ($11.28, $11.86 and $11.48 as of December 31, 2023, 2022 and 2021, respectively) exceeds the option exercise price.
Additional information relating to options outstanding as of December 31, 2023 follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Exercisable as of	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			12/31/2023			12/31/2023
$9.86	-	$11.83	406,875	5.2	$10.92	406,875	5.2	$10.92	$—
$11.83	-	$13.80	—	—	$—	—	—	$—	$—
$13.80	-	$15.77	519,278	0.4	$14.68	519,278	0.4	$14.68	$—
$15.77	-	$17.74	—	—	$—	—	—	$—	$—
$17.74	-	$19.71	1,841,351	2.6	$18.84	1,841,351	2.6	$18.84	$—
			2,767,504	2.6	$16.89	2,767,504	2.6	$16.89	$146
In accordance with ASU 2016-09, the Company reflects the net excess tax benefits of stock-based compensation in its consolidated financial statements as a component of “Cash Flows from Operating Activities.”
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
The total intrinsic value of options exercised during the year ended December 31, 2023 was $1,066. Tax benefits related to option exercises of $417 were recorded as reductions to income tax expense for the year ended December 31, 2023.
Restricted Stock Awards. The Company recognizes compensation expense using the fair value method. All awards vest over a period that ranges between two and four years. For time-based share awards, the Company recognizes compensation cost net of an estimated forfeiture rate ratably using the straight-line attribution method over the expected vesting period. For performance-based share awards, the Company estimates compensation cost based on the probability of the performance condition being achieved and recognizes expense ratably using the straight-line attribution method over the expected vesting period. If all or a portion of the performance condition is not expected to be met, the appropriate amount of previously recognized compensation expense is reversed and future compensation expense is adjusted accordingly.
The Company recognized stock-based compensation expense of $10,069, $7,509 and $13,949 related to restricted stock awards for the years ended December 31, 2023, 2022 and 2021, respectively.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of nonvested restricted stock award activities follows:

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	1,980,000	$12.24
Granted (1)	1,335,000	$12.83
Vested (2)	(613,750)	$12.37
Forfeited	—	$—
Nonvested at December 31, 2023	2,701,250	$12.51
_____________________________
(1)The weighted-average grant-date fair value of restricted stock awards granted during 2022 and 2021 was $11.11 and $14.31, respectively.
(2)The total fair value of restricted stock awards vested during 2023, 2022, and 2021 was $8,081, $6,125, and $7,492, respectively.

As of December 31, 2023, there was $22,566 of total unrecognized compensation costs related to unvested restricted stock awards. The cost is expected to be recognized over a weighted-average period of approximately 1.33 years.
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

15.     CONTINGENCIES
Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other U.S. cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the years ended December 31, 2023, 2022 and 2021, Liggett incurred tobacco product liability legal expenses and costs totaling $8,612, $8,031, and $6,256, respectively. Legal defense costs are expensed as incurred.
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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements in order to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of December 31, 2023, there are no litigation bonds posted.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Individual Actions
As of December 31, 2023, there were 70 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Massachusetts	33
Illinois	17
Florida	10
Nevada	4
Louisiana	2
Hawaii	1
California	1
New Mexico	1
Alabama	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of December 31, 2023, 25 Engle progeny cases where Liggett was a defendant at trial resulted in verdicts.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150 and individually, Liggett settled an additional 214 Engle progeny cases for approximately $8,400.
As of December 31, 2023, 14 Engle progeny cases remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.
Judgments Paid in Engle Progeny Cases.
As of December 31, 2023, Liggett paid in the aggregate $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.
Liggett Only Cases
As of December 31, 2023, there were five cases pending where Liggett is the sole defendant: Cowart, Cunningham, Siler and Watson are Individual Actions and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase.
Upcoming Trials
As of December 31, 2023, there were four Individual Actions (Kanuha, Lane, Sandler and Taylor) scheduled for trial through December 31, 2024, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Class Actions
As of December 31, 2023, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of December 31, 2023, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
In November 1998, Philip Morris, R.J. Reynolds and two other companies (the “Original Participating Manufacturers” or “OPMs”) and Liggett and Vector Tobacco (together with any other tobacco product manufacturer that becomes a signatory, the “Subsequent Participating Manufacturers” or “SPMs”) (the OPMs and SPMs are hereinafter referred to jointly as “PMs”) entered into the Master Settlement Agreement (the “MSA”) with 46 states, the District of Columbia, Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Mariana Islands (collectively, the “Settling States”) to settle the asserted

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and unasserted health care cost recovery and certain other claims of the Settling States. The MSA received final judicial approval in each Settling State.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the U.S. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the U.S. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.5% of the total cigarettes sold in the U.S. in 2023. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 28, 2023, Liggett and Vector Tobacco pre-paid $263,000 of their approximate $272,000 2023 MSA obligation. The remaining balance of $9,000 will be paid in April 2024.
Certain MSA Disputes
NPM Adjustment. Liggett and Vector Tobacco contend that they are entitled to an NPM Adjustment for 2003 - 2023. The NPM Adjustment is a potential adjustment to annual MSA payments, available when PMs suffer a market share loss to NPMs for a particular year and an economic consulting firm selected pursuant to the MSA determines (or the parties agree) that the MSA was a “significant factor contributing to” that loss. A Settling State that has “diligently enforced” its qualifying escrow statute in the year in question may be able to avoid its allocable share of the NPM Adjustment. For 2003 - 2023, Liggett and Vector Tobacco, as applicable, disputed that they owed the Settling States the NPM Adjustments as calculated by the independent auditor. As permitted by the MSA, Liggett and Vector Tobacco either paid subject to dispute, withheld payment, or paid into a disputed payment account, the amounts associated with these NPM Adjustments.
To date, the PMs have settled the NPM Adjustment dispute with 40 states representing approximately 81% of the MSA allocable share. As a result of the settlements described above, for the years ended December 31, 2023, 2022 and 2021, Liggett and Vector Tobacco reduced cost of sales by $14,809, $12,278 and $7,896, respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of December 31, 2023, Liggett and Vector Tobacco had accrued approximately $8,700 related to the disputed amounts withheld from the non-settling states for 2005 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2004 NPM Adjustment arbitration with the non-settling states commenced in 2016, with the arbitration panel finding three states liable for the NPM Adjustment. Two of these states filed motions challenging these determinations and several issues remain to be resolved by the arbitration panels that will affect the final amount of the 2004 NPM Adjustment. Individual state hearings with respect to the NPM Adjustments for 2005 - 2007 are ongoing with the non- settling states.
Other State Settlements. The MSA replaced Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. Except as described below, Liggett’s agreements with these states remain in full force and effect. These states’ settlement agreements with Liggett contained most favored nation provisions which could reduce Liggett’s payment obligations based on subsequent settlements or resolutions by those states with certain other tobacco companies. Beginning in 1999, Liggett determined that, based on settlements or resolutions with U.S. Tobacco Company, Liggett’s payment obligations to those four states were eliminated. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
In 2003, as a result of a dispute with Minnesota Liggett agreed to pay $100 a year in any year cigarettes manufactured by Liggett sold in that state, through 2022. In 2023, Minnesota and Liggett agreed to amend that agreement with Liggett agreeing to pay $1,000 per year for an additional ten years. In 2010, Liggett resolved the dispute with Florida and agreed to pay $1,200 and to make annual payments of $250 through 2032, with the payments in 2022 through the duration of the agreement subject to an inflation adjustment.
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states alleging that Liggett owed Mississippi at least $27,000 in compensatory damages plus interest, attorneys’ fees and punitive damages. In August 2023, Liggett resolved the dispute with Mississippi for payment of $18,000.
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

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the Company’s accruals for the MSA and tobacco litigation for the three years ended December 31, 2023 was as follows:

	Current Liabilities			Non-Current Liabilities
	Payments due under Master Settlement Agreement	Litigation Accruals	Total	Payments due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2021	$38,767	$3,967	$42,734	$17,933	$19,268	$37,201
Expenses	173,786	211	173,997	—	—	—
NPM Settlement adjustment	—	—	—	—	—	—
Change in MSA obligations capitalized as inventory	(670)	—	(670)	—	—	—
Payments, net of credits received	(204,706)	(4,091)	(208,797)	—	—	—
Reclassification to/(from) non-current liabilities	4,709	3,351	8,060	(4,709)	(3,351)	(8,060)
Interest on withholding	—	480	480	—	1,763	1,763
Balance as of December 31, 2021	11,886	3,918	15,804	13,224	17,680	30,904
Expenses	278,327	239	278,566	—	—	—
NPM Settlement adjustment	(15)	—	(15)	(2,108)	—	(2,108)
Change in MSA obligations capitalized as inventory	2,634	—	2,634	—	—	—
Payments, net of credits received	(277,994)	(7,948)	(285,942)	—	—	—
Reclassification to/(from) non-current liabilities	—	3,566	3,566	—	(3,566)	(3,566)
Interest on withholding	—	521	521	—	2,003	2,003
Balance as of December 31, 2022	14,838	296	15,134	11,116	16,117	27,233
Expenses	272,212	18,799	291,011	—	—	—
NPM Settlement adjustment	—	—	—	(734)	—	(734)
Change in MSA obligations capitalized as inventory	(97)	—	(97)	—	—	—
Payments, net of credits received	(279,776)	(22,768)	(302,544)	—	—	—
Reclassification to/(from) non-current liabilities	1,635	3,707	5,342	(1,635)	(3,707)	(5,342)
Interest on withholding	—	317	317	—	1,475	1,475
Balance as of December 31, 2023	$8,812	$351	$9,163	$8,747	$13,885	$22,632
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
Over the years, Liggett and the Company have received various demands for indemnification from Altria Client Services, on behalf of Philip Morris, relating to lawsuits alleging smokers’ use of L&M cigarettes. The indemnification demands are purportedly issued in connection with Eve Holdings’ 1999 sale of certain trademarks to Philip Morris. It is unclear what, if any, liability the Company may have in connection with these matters.
Management is of the opinion that the liabilities, if any, resulting from other proceedings, lawsuits and claims pending against the Company and its consolidated subsidiaries, unrelated to tobacco product liability, should not materially affect the Company’s consolidated financial position, results of operations or cash flows.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2023	2022	2021
Cash paid during the period for:
Interest, including interest related to finance leases	$109,449	$112,759	$111,759
Income taxes, net	50,189	42,426	92,698

17.    RELATED PARTY TRANSACTIONS
Consulting services. Beginning in April 2020, a director of the Company, who served as President and Chief Executive Officer of Liggett Group and Liggett Vector Brands until March 2020, has served as Non-Executive Chairman of the Board of Managers of Liggett Vector Brands and as a Senior Advisor to Liggett. In addition to fees earned as a director of the Company, he has received $720, $720 and $720 under the agreement for the years ended December 31, 2023, 2022 and 2021.
Douglas Elliman Inc. On December 29, 2021, the Company completed the Distribution of Douglas Elliman, which included the real estate services and PropTech investment business formerly owned by the Company through its subsidiary, New Valley.
Vector Group and Douglas Elliman entered into the Distribution Agreement and the Transition Services Agreement with respect to transition services and several ongoing commercial relationships. Under the Transition Services Agreement, Douglas Elliman paid the Company $4,200 in both 2023 and 2022. The Company and Douglas Elliman also entered into two Aircraft Lease Agreements for the right to lease on a flight-by-flight basis certain aircraft owned by subsidiaries of the Company. Under the agreements, Douglas Elliman paid $2,124 in 2023 and $2,418 in 2022 to the Company. The Company has agreed to indemnify Douglas Elliman for certain tax matters under the Tax Disaffiliation Agreement. The Company paid Douglas Elliman $589 in 2022 and recorded Other expense in its consolidated statements of operations for the year ended December 31, 2022 related to the tax indemnifications.
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
Douglas Elliman Realty LLC has been engaged by certain developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions of approximately $1,766, $1,709 and $8,956 from these projects for the years ended December 31, 2023, 2022 and 2021, respectively.
A son of the Company’s President and Chief Executive Officer is an associate broker with Douglas Elliman and he received commissions and other payments of $925 in accordance with brokerage activities in 2021.
Insurance. The Company’s Chief Executive Officer, a firm in which he is a shareholder, and affiliates of that firm received insurance commissions aggregating approximately $265, $257 and $241 in 2023, 2022 and 2021, respectively, on various insurance policies issued for the Company and its subsidiaries.
Other. In September 2012, the Company entered into an office lease with an entity affiliated with Dr. Phillip Frost, who beneficially owns more than 5% of the Company’s common stock. The lease is for space in an office building in Miami, Florida and will expire on April 30, 2028, as amended in February 2023. The amended lease provides for payments of $43 per month increasing to $48 per month. The Company recorded rental expense of $541, $458, and $458 for the years ended December 31, 2023, 2022 and 2021, associated with the lease.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.    INVESTMENTS AND FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of December 31, 2023
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$214,515	$214,515	$—	$—

Commercial paper (1)	52,287	—	52,287	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	14,286	14,286	—	—
Mutual funds invested in debt securities	23,424	23,424	—	—
Total equity securities at fair value	37,710	37,710	—	—
Debt securities available for sale
U.S. government securities	38,657	—	38,657	—
Corporate securities	12,042	—	12,042	—
U.S. government and federal agency	17,358	—	17,358	—
Commercial paper	5,168	—	5,168	—
Index-linked U.S. bonds	—	—	—	—
Total debt securities available for sale	73,225	—	73,225	—

Total investment securities at fair value	110,935	37,710	73,225	—

Long-term investments
Long-term investment securities at fair value (2)	29,402	—	—	—
Total	$407,139	$252,225	$125,512	$—

_____________________________
(1)Amounts included in Cash and cash equivalents on the consolidated balance sheets.
(2)In accordance with Subtopic 820-10, investments that are measured at fair value using the NAV practical expedient are not classified in the fair value hierarchy.

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
(2)Amounts included in Other assets on the consolidated balance sheets.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of December 31, 2023 and 2022, respectively, except for investments in real estate ventures that were impaired as of December 31, 2022.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Year Ended December 31, 2023		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description	Impairment Charge	Total

Assets:
Investments in real estate ventures	$1,202	$—	$—	$—	$—
The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decline in the investments in real estate ventures was attributed to the decline in the projected sales prices and the duration of the estimated sell out of the respective real estate ventures. The $1,202 of impairment charges were included in equity in earnings from real estate ventures for the year ended December 31, 2023.

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
19.    SEGMENT INFORMATION
The Company’s business segments for the years ended December 31, 2023, 2022 and 2021 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

VECTOR GROUP LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial information for the Company’s operations before taxes and non-controlling interests for the years ended December 31, 2023, 2022 and 2021 was as follows:

			Real		Corporate
	Tobacco		Estate		and Other		Total

2023
Revenues	$1,424,268		$—		$—		$1,424,268
Operating income (loss)	346,673	(1)	313		(18,951)		328,035
Equity in earnings from real estate ventures	—		2,202		—		2,202
Identifiable assets	320,925		156,690	(4)	456,480	(6)	934,095
Depreciation and amortization	5,686		—		1,255		6,941
Capital expenditures	10,279		—		278		10,557

2022
Revenues	$1,425,125		$15,884		$—		$1,441,009
Operating income (loss)	347,044	(2)	8,016		(16,050)		339,010
Equity in losses from real estate ventures	—		(5,946)		—		(5,946)
Identifiable assets of continuing operations	343,874		137,747	(4)	426,970	(6)	908,591
Depreciation and amortization	5,901		66		1,251		7,218
Capital expenditures	9,872		1		84		9,957

2021
Revenues	$1,202,497		$18,203		$—		$1,220,700
Operating income (loss)	360,317	(3)	4,066		(43,944)	(5)	320,439
Equity in earnings from real estate ventures	—		10,250		—		10,250
Identifiable assets of continuing operations	302,051		128,256	(4)	440,780	(6)	871,087
Depreciation and amortization	6,525		249		1,042		7,816
Capital expenditures	5,827		3		3,570		9,400
_____________________________
(1)Includes $734 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $18,799 of litigation settlement and judgment expense.
(2)Includes $2,123 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $239 of litigation settlement and judgment expense.
(3)Includes $2,722 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $211 of litigation settlement and judgment expense.
(4)Includes real estate investments accounted for under the equity method of accounting of $131,497, $121,117 and $105,062 as of December 31, 2023, 2022 and 2021, respectively.
(5)Includes transaction expenses of $10,468 and accelerated stock compensation of $4,317 related to the Distribution of Douglas Elliman; and $910 of gain on sale of assets.
(6)Includes cash of $251,732, investment securities of $110,935 and long-term investments of $46,760 as of December 31, 2023; cash of $213,988, investment securities of $116,436, and long-term investments of $44,959 as of December 31, 2022; and cash of $167,383, investment securities of $146,687, and long-term investments of $53,073 as of December 31, 2021.

VECTOR GROUP LTD.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year Ended December 31, 2023
Allowances for:
Cash discounts	$838	$33,727	$34,017	$548
Deferred tax valuation allowance	550	2	—	552
Sales returns	7,526	8,063	2,914	12,675
Total	$8,914	$41,792	$36,931	$13,775
Year Ended December 31, 2022
Allowances for:
Cash discounts	$326	$33,748	$33,236	$838
Deferred tax valuation allowance	348	202	—	550
Sales returns	6,669	3,422	2,565	7,526
Total	$7,343	$37,372	$35,801	$8,914
Year Ended December 31, 2021
Allowances for:
Cash discounts	$334	$28,663	$28,671	$326
Deferred tax valuation allowance	852	—	504	348
Sales returns	7,356	2,439	3,126	6,669
Total	$8,542	$31,102	$32,301	$7,343