Form 10-K/A
period 2023-12-31
VECTOR GROUP LTD
filed 2024-04-29
CIK 59440

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

VECTOR GROUP LTD.
(Exact name of registrant as specified in its charter)

Delaware	1-5759	65-0949535
(State or other jurisdiction of incorporation incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)
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
of the Exchange Act
.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company as defined in
Rule 12b-2
of the Exchange Act. ☐ Yes ☒ No
The aggregate market value of the common stock held by
non-affiliates
of Vector Group Ltd. as of June 30, 2023, was approximately $1.89 billion.
As
of April 26, 2024, Vector Group Ltd. had 157,419,093 shares of common stock
 o
utstanding.

Auditor Firm PCAOB ID: 34	Auditor Name:	Deloitte & Touche LLP	Auditor Location: Miami, Florida
DOCUMENTS INCORPORATED BY REFERENCE
Item 10 of Part III of this Form

10-K/A

incorporates by reference to Item 5 of the registrant’s

Form 10-K

for the fiscal year ended December 31, 2023.

EXPLANATORY NOTE
Vector Group Ltd. (the “Company” or “Vector”) is filing this Amendment No. 1 to Form
10-K
(this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the SEC on February 16, 2024 (the “Original Annual Report”), to provide the information required by Part III of Form
10-K.
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
In this Amendment, we provide our website address, https://www.vectorgroupltd.com, to disclose that certain information is available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Amendment, and references to our website address in this Amendment are inactive textual references only.

VECTOR GROUP LTD.

FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding each of the executive officers of the Company, including name, age, positions and offices held with the Company, and term of office as an officer of the Company, is provided in Item 5 of the Original Annual Report and incorporated by reference herein.

Directors

The following table sets forth certain information with respect to each of the Board members. Each director is a citizen of the United States.

Name	Age	Principal Occupation
Bennett S. LeBow	86	Chairman of the Board; Private Investor

Howard M. Lorber	75	President and Chief Executive Officer (“CEO”)

Richard J. Lampen	70	Executive Vice President and Chief Operating Officer

Henry C. Beinstein	81	Partner, Gagnon Securities LLC

Ronald J. Bernstein	71	Non-Executive Chairman of the Board of Managers of Liggett Vector Brands LLC and Senior Advisor to Liggett Group LLC

Paul V. Carlucci	76	Private Investor

Jean E. Sharpe	77	Private Investor

Barry Watkins	59	CEO of Clairvoyant Media Strategies

Wilson L. White	43	Vice President, Global Affairs, Google

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

Bennett S. LeBow is the Chairman of the Company’s Board and has been a director of the Company since October 1986. Mr. LeBow, currently a private investor, served as the Company’s Chairman and Chief Executive Officer from June 1990 to December 2005 and Executive Chairman from January 2006 until his retirement on December 30, 2008. Mr. LeBow’s pertinent experience, qualifications, attributes and skills include his decades of experience as an investor and the knowledge and experience in the tobacco industry he has attained through his service as the Company’s CEO from 1990 to 2005 and as Chairman of the Board since 1990.

Howard M. Lorber has been President and Chief Executive Officer of the Company since January 2006. He served as President and Chief Operating Officer of the Company from January 2001 to December 2005 and has served as a director of the Company since January 2001. Mr. Lorber also serves as Chairman of the Board of Directors, President and Chief Executive Officer of Douglas Elliman Inc. (NYSE:DOUG), the sixth-largest residential real estate brokerage company in the United States Chairman of its subsidiary, Douglas Elliman Realty, LLC. Mr. Lorber was Chairman of

the Board of Hallman & Lorber Assoc., Inc., consultants and actuaries of qualified pension and profit sharing plans, and various of its affiliates from 1975 to December 2004 and has been a consultant to these entities since January 2005; Chairman of the Board of Directors since 1987 and CEO from November 1993 to December 2006 of Nathan’s Famous, Inc., a chain of fast food restaurants; and a Director of Clipper Realty, Inc., a real estate investment trust, since July 2015. Mr. Lorber was a member of the Board of Directors of Morgans Hotel Group Co. from March 2015 until November 2016, and Chairman from May 2015 to November 2016 and was Chairman of the Board of Ladenburg Thalmann Financial Services (“LTS”) from May 2001 to July 2006 and Vice Chairman from July 2006 to February 2020. He is also a trustee of Long Island University. Mr. Lorber’s pertinent experience, qualifications, attributes and skills include the knowledge and experience in the tobacco and real estate industries he has attained through his service as our President and CEO and a member of our Board of Directors since 2001 as well as his service as a director of other publicly traded corporations.

Richard J. Lampen was appointed our Chief Operating Officer (“COO”) on January 14, 2021 and has served as our Executive Vice President since 1995. Mr. Lampen was elected to the Board in January 2021 in connection with his appointment as COO. Mr. Lampen also serves as Executive Vice President and COO and as a member of the Board of Directors of Douglas Elliman (NYSE:DOUG), and as a member of the Board of Managers of its subsidiary, Douglas Elliman Realty, LLC. From September 2006 to February 2020, he served as President and CEO as well as a director of LTS prior to its acquisition by Advisor Group, a portfolio company of Reverence Capital Partners. Mr. Lampen also served as Chairman of LTS from September 2018 to February 2020. From October 2008 to October 2019, Mr. Lampen served as President and CEO as well as a director of Castle Brands Inc. prior to its acquisition by Pernod Ricard. Mr. Lampen’s pertinent experience, qualifications, attributes and skills include the knowledge and managerial experience in the real estate and tobacco industry he has attained through his service to our business since 1995 as well as his service as CEO of LTS and Castle Brands Inc. and as a director of other publicly traded corporations.

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

Ronald J. Bernstein has been a director of the Company since March 2004. Until his retirement on March 31, 2020, Mr. Bernstein had served as President and CEO of Liggett Group LLC, an indirect subsidiary of the Company, since September 2000 and of Liggett Vector Brands LLC, an indirect subsidiary of the Company, since March 2002. On April 1, 2020, he became Non-Executive Chairman of Liggett Vector Brands and Senior Advisor to Liggett Group LLC. From July 1996 to December 1999, Mr. Bernstein served as General Director and, from December 1999 to September 2000, as Chairman of Liggett-Ducat Ltd., the Company’s former Russian tobacco business sold in 2000. Prior to that time, Mr. Bernstein served in various positions with Liggett commencing in 1991, including Executive Vice President and Chief Financial Officer. Mr. Bernstein’s pertinent experience, qualifications, attributes and skills include the knowledge and experience in the tobacco industry, which is the primary contributor to the Company’s earnings, he has attained through his employment by our tobacco subsidiaries since 1991.

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

Barry Watkins has been a director of the Company since March 2018 and has been CEO of Clairvoyant Media Strategies, one of the country’s most in-demand media training companies, since 2018. From 1997 to November 2017, Mr. Watkins was head of communications for Madison Square Garden Company L.P. (“MSG”) and served as Executive Vice President and Chief Communications Officer from 2010 until November 2017. In his role, Mr. Watkins oversaw MSG’s communications and government relations activities, as well as its extensive philanthropic efforts, and, from 2010 to 2014, the human resources department of the MSG companies. Since 2014, Mr. Watkins has also served as Chairman of the Garden of Dreams Foundation, a non-profit organization that works with the MSG companies (including their successors) to positively impact the lives of children facing obstacles. The pertinent experience, qualifications, attributes and skills of Mr. Watkins include his managerial experience as well as the knowledge and experience in communications, government relations and human resources that he attained through his service as an executive officer of publicly traded corporations.

Wilson L. White has been a director of the Company since June 2021. Mr. White currently serves as Vice President, Global Affairs at Google, a subsidiary of Alphabet Inc. (NASDAQ:GOOG, NASDAQ:GOOGL), where he is the global policy lead for Google’s Android, Hardware and Advanced Research business units as well as Vice President for Asia Pacific government affairs. Mr. White also serves as a member of the Board of Directors of Douglas Elliman (NYSE:DOUG). In addition to his employment at Google, Mr. White is engaged in numerous philanthropic and community activities. He served, until 2022, as Board Chair of the Black Bank Fund, which aims to raise and invest $250 million into Black banks throughout the United States by 2025. Mr. White also serves on the Boards of the University of North Carolina School of Law Foundation and the South Carolina Governor’s School for Science & Mathematics Foundation. Mr. White earned a Bachelor of Science in Computer Engineering from North Carolina State University, where he was a Park Scholar, and received his Juris Doctor, with honors, from the University of North Carolina at Chapel Hill. Prior to being named to his current position in 2013, he served as Patent Litigation Counsel at Google from 2011 to 2013 and was a Senior Associate at Kilpatrick Townsend & Stockton LLP from 2007 to 2011. He also served as a judicial law clerk to the Honorable Alexander Williams, Jr. of the U.S. District Court of Maryland from 2006 to 2007. Mr. White has achieved the designation of NACD Directorship Certification, which is the premier director designation available in the United States and has also earned his NACD CERT in Cybersecurity Oversight. In addition to Mr. White’s NACD Directorship Certification and NACD CERT in Cybersecurity Oversight, his pertinent experience, qualifications, attributes and skills include a strong background in computer engineering and the technology and legal sectors.

Board of Directors and Committees

The Board held four meetings in 2023 and currently has nine directors. Each director attended at least 75% of the aggregate number of meetings of the Board and of each committee on which the director served as a member during such period. To ensure free and open discussion and communication among the independent directors of the Board, the independent directors meet in executive sessions periodically, with no members of management present. The Board met in two executive sessions in 2023 and Ms. Sharpe, as chair of the corporate responsibility and nominating committee, presided over such sessions.

The Company’s corporate governance guidelines provide that the Board shall be free to choose its chair in any way it deems best for the Company at any time. The Board believes that it is desirable to have the flexibility to decide whether the roles of Chairman of the Board and Chief Executive Officer should be combined or separate considering the Company’s circumstances from time to time. Two different directors presently hold the roles of CEO and Chairman of the Board. The CEO is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the CEO, reviews the agenda for Board meetings and presides over meetings of the full Board.

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

The executive committee, whose members are presently Messrs. LeBow, chairman, and Lorber, did not meet in 2023. The executive committee exercises, in the intervals between meetings of the Board, all the powers of the Board in the management and affairs of the Company, except for matters expressly reserved by law for Board action.

The audit committee, whose members are presently Messrs. Beinstein, chairman, Carlucci and White; and Ms. Sharpe, met five times in 2023. The audit committee is governed by a written charter which requires that it discuss policies and guidelines to govern the process by which risk assessment and risk management are handled and that it meets periodically with management to review and assess the Company’s major financial risk exposures and the manner in which such risks are being monitored and controlled. Accordingly, in addition to its other duties, the audit committee periodically reviews the Company’s risk assessment and management, including in the areas of legal compliance, cybersecurity, internal auditing and financial controls. In this role, the audit committee considers the nature of the material risks the Company faces, and the adequacy of the Company’s policies and procedures designed to respond to and mitigate these risks and receives reports from management and other advisors. Although the Board’s primary risk oversight has been assigned to the audit committee, the full Board also receives regular reports from members of senior management on areas of material risk to the Company, including operational, financial, competitive and legal risks. In addition to an ongoing compliance program, the Board encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day business operations. The Board and its audit committee regularly discuss with management the Company’s major risk exposures, their potential financial impact on the Company, and the steps (both short-term and long-term) the Company takes to manage them. The committee is also responsible for overseeing the Company’s quantitative disclosures relating to its policies, procedures and programs designed to promote and monitor environmental sustainability, to the extent applicable. The audit committee oversees the Company’s financial statements, system of internal controls, and auditing, accounting and financial reporting processes and risks related thereto; the audit committee appoints, compensates, evaluates and, where appropriate, replaces the Company’s independent accountants; reviews annually the audit committee charter; and reviews and pre-approves audit and permissible non-audit services. Additionally, the audit committee has oversight responsibility to review cybersecurity and data privacy risks, and receives regular reports from management about cybersecurity matters. Each of the members of the audit committee is financially literate as required of audit committee members by the New York Stock Exchange and independent as defined by the rules of the New York Stock Exchange and the SEC. The Board has determined that Mr. Beinstein is an “audit committee financial expert” as defined by the rules of the SEC. Mr. White holds a certification as an NACD CERT in Cybersecurity Oversight and the Board has determined that he is a cybersecurity expert.

The compensation and human capital committee, whose members are presently Mr. Carlucci and Ms. Sharpe, met three times in 2023. The compensation and human capital committee is governed by a written charter. The compensation and human capital committee is responsible for risks relating to employment policies and the Company’s compensation and benefits systems. To aid the compensation and human capital committee with its responsibilities, the compensation and human capital committee retains an independent consultant, as necessary, to understand the implications of compensation decisions being made. Commencing in June 2019, the compensation and human capital committee engaged FTI Consulting, Inc. to provide consulting services with respect to the Company’s compensation program in the 2020 and subsequent compensation years. Since 2020, the compensation and human capital committee has directed FTI Consulting to benchmark the Company’s compensation practices and structures against competitors. The compensation and human capital committee has assessed the independence of FTI Consulting pursuant to SEC and New York Stock Exchange rules and concluded that work performed by FTI Consulting for the compensation and human capital committee does not raise any conflict of interest. The compensation and human capital committee reviews, approves and administers management compensation and executive compensation plans and is responsible for management development and succession planning, overseeing human capital management initiatives (including diversity and inclusion), overseeing the Executive Compensation Clawback Policy and overseeing stockholder communications and engagement efforts with stockholders on executive compensation. The compensation and human capital committee also administers the Senior Executive Incentive Compensation Plan (the “Bonus Plan”), the 2014 Management Incentive Plan (the “2014 Plan”), and the 2023 Management Incentive Plan (the “2023 Plan”), which was approved by the Company’s stockholders at the Company’s 2023 Annual Meeting of Stockholders. See “Compensation Discussion and Analysis” for more information.

The corporate responsibility and nominating committee, whose members are presently Ms. Sharpe, chair, and Messrs. Beinstein and Watkins, met once in 2023. The corporate responsibility and nominating committee is governed by a written charter. The corporate responsibility and nominating committee is responsible for the oversight of risks relating to Board succession planning. The corporate responsibility and nominating committee assists the Board in identifying individuals qualified to become directors and recommends to the Board the nominees for election as directors at the next annual meeting of stockholders, develops and recommends to the Board the corporate governance guidelines and code of business conduct and ethics applicable to the Company, and oversees the evaluation of the Board and management. The corporate responsibility and nominating committee is also responsible for reviewing issues raised by the Company’s stakeholders, including issues involving social and community engagement and environmental sustainability. In recommending candidates for the Board, the corporate responsibility and nominating committee takes into consideration applicable to independence criteria and the following criteria established by the Board in the Company’s corporate governance guidelines:

•	personal qualities and characteristics, accomplishments and reputation in the business community;

•	current knowledge and contacts in the communities in which the Company does business and in the Company’s industry or other industries relevant to the Company’s business;

•	ability and willingness to commit adequate time to Board and committee matters;

•

the fit of the individual’s skills and personality with those of other directors and potential directors in building a board that is effective, collegial and responsive to the needs of the Company; and

•	diversity of viewpoints, background, experience and other demographics.

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

Corporate Governance Updates

In June 2019, the Board asked management and outside counsel to review the Company’s governance practices and propose enhancements that align with market better-practices. Although this review remains ongoing, in December 2022, the Board adopted a number of updates to the Company’s corporate governance guidelines as well as its audit committee and corporate responsibility and nominating committee charters to formally assign responsibility for Environment, Social and Governance (“ESG”) matters to the corporate responsibility and nominating committee with input from the audit committee related to measurement of climate-related information in response to proposed Climate-Related Disclosure Rules from the SEC. Further, the Board approved certain amendments to the Company’s Bylaws in April 2022 to adopt a majority voting standard for director elections and, in December 2022, to clarify the procedural mechanics in connection with stockholder nomination of directors. This followed the Board’s action, in March 2020, to approve certain other amendments to the Company’s Bylaws to, among other things, adopt a market-standard proxy access bylaw. Proxy access permits a stockholder (or a group of up to 20 stockholders), owning at least three percent of the Company’s outstanding shares of Common Stock continuously for at least three years to nominate and include in the Company’s proxy materials, director nominees constituting the greater of two directors or twenty percent of the total number of directors of the Company, provided the stockholder or group of stockholders and nominees satisfy the requirements set forth in Section 14 of Article II of the Company’s Bylaws.

Under the Company’s Equity Retention and Hedging Policy, adopted in January 2013 and amended in April 2020, each executive officer is required to retain at least 25% (after taxes and exercise costs) of shares of Common Stock acquired by them under an incentive equity or option award granted to them after January 1, 2013 (“Award Shares”) and executive officers are prohibited from participating in certain trading activities with respect to Award Shares, that by their nature would constitute hedging. Directors are prohibited from participating in certain trading activities with respect to Common Stock granted to them in connection with their service on the Board that by their nature would constitute hedging.

For both executive officers and directors, prohibited activities under the Company’s Equity Retention and Hedging Policy include:

•	Trading in publicly traded options;

•	Trading in puts;

•	Trading in calls; or

•	Trading in other derivative instruments.

In 2020, the Board approved a number of updates to the Company’s corporate governance guidelines and Code of Business Ethics. In addition, both the compensation and human capital committee and the corporate responsibility and nominating committee adopted revised charters in 2020. In 2021, the Board approved a number of updates to the Company’s audit committee charter, which delegated the audit committee with oversight over cybersecurity and data privacy risks. In 2022, the Board made a number of updates to the Company’s corporate governance guidelines and corporate responsibility and nominating committee charter to formally assign responsibility for ESG matters to the corporate responsibility and nominating committee with input from the audit committee related to measurement of climate-related information in response to proposed Climate-Related Disclosure Rules from the SEC.

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

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no Forms 5 were required, during and with respect to the fiscal year ended December 31, 2023, all reporting persons timely complied with all filing requirements applicable to them with respect to the Company’s equity securities.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

In 2023, Vector created incremental stockholder value and delivered strong outperformance relative to its peers and the broader market, evidenced by a 155% total return since the beginning of 2018 versus 107% for the S&P 500, 68% for the S&P SmallCap 600, and 44% for the NYSE ARCA Tobacco Index.

After the Company’s board created significant stockholder value by successfully completing the distribution of Douglas Elliman in December 2021, the Company’s Tobacco Segment continued to capitalize on opportunities in the discount cigarette segment, while leveraging our value brand portfolio and broad national distribution to meet evolving market demands. Consequently, in 2023, Vector’s cigarette brand, Montego, became the largest discount cigarette brand, and the Company’s market share has increased from 4.0% in 2018 to 5.5% in 2023.

Response to Previous Say on Pay Vote Results

At the 2023 annual meeting of stockholders, the Company held its annual say on pay vote and approximately 94% of the Company’s stockholders voted in favor of the advisory proposal. The Company’s compensation and human capital committee thoughtfully considered the result of the 2023 vote in conducting the ongoing review and oversight of our compensation practices. We value our stockholders’ perspectives and have continued our expanded outreach to stockholders to solicit their feedback.

As part of this commitment, the Company regularly requests meetings with each institutional stockholder owning more than two percent (2%) of our Common Stock. When appropriate, the engagement team includes independent directors and feedback received is conveyed to the Board and relevant committees. The table below summarizes our history of responsiveness to stockholder feedback.

In response to stockholder feedback received specifically related to their strong preference for (i) performance-based equity awards to be included as a component for all named executive officers (“NEOs”), and (ii) performance-based equity awards to incorporate a three-year performance period, the compensation and human capital committee implemented changes as outlined in the following table. The table also outlines the Board’s track record of responsiveness to stockholder feedback received in recent years.

WHAT WE HEARD	WHAT WE DID

Incorporate performance-based equity incentives for all NEOs

Introduced in 2023: Increased percentage of performance-based awards for the CEO to comprise 60% of the total long-term incentive compensation (up from 50% in 2022 and 50% in 2021)

Introduced in 2023: Granted performance-based awards for the other NEOs, which comprised 60% of the total long-term incentive compensation

Emphasis on long-term incentives	Introduced in 2023: Implemented performance-based equity awards for all NEOs with a 3-year performance period

Benchmark against relevant industry peers	Reduced CEO and COO base salaries to reflect the distribution of Douglas Elliman (2022) Adjusted peer group after distribution of Douglas Elliman (2022)

Align interest with long-term stockholders	Updated executive stock retention policy (2020) Introduced in 2023: Increased at-risk compensation

Increase board diversity	Added a diverse, independent Director (2021)

Update corporate governance practices	Adopted proxy access (2020) Adopted majority voting standard for director election (2022)

Board Actions Explained

Performance-Based Incentives for all NEOs. In response to stockholder feedback that performance-based equity incentives should be an integral part of all NEOs compensation, beginning with the 2023 fiscal year compensation program the compensation and human capital committee designed and granted performance-based equity awards to all NEOs. As a result of its continuous focus on enhancing the compensation pay mix to better align with Chief Financial Officer (“CFO”) stockholder interests, for 2023, the compensation and human capital committee further enhanced the CEO’s pay mix (as well as that of the COO, CFO and General Counsel) so that 60% of long-term equity compensation award was subject to performance-based vesting conditions (an increase from 50% in the case of the CEO). This increased focus on performance-based compensation follows the actions by the compensation and human capital committee in each of fiscal 2021 and 2022 to steadily increase the percentage of performance-vesting equity as a percentage of the CEO’s long-term equity compensation award, with an increased focus on long-term equity incentive awards for the Company’s COO, CFO and General Counsel.

Three-Year Performance Periods for Performance-Based Equity Incentives. In alignment with stockholder preference for long-term performance periods, the compensation and human capital committee redesigned performance-based equity incentives to incorporate a three-year performance period for a portion of the performance-based equity incentives granted in 2023. Further, these awards were granted to all NEOs, not just the CEO as in prior years. The practice of three-year performance periods for a portion of the performance-based equity incentives has continued in 2024.

Appropriate Benchmarking. In response to stockholder feedback received in 2019 prior to the distribution of Douglas Elliman, despite at the time operating in two disparate industries, the compensation and human capital committee adopted a formal compensation benchmarking policy, as detailed in our prior proxy statements. The benchmarking analysis not only initially adopted a 14-company peer group (which has since been revised to reflect the changes in the Company’s operations due to the distribution of Douglas Elliman) but also incorporated a comparison of compensation practices across the two industries. Following the distribution of Douglas Elliman in December 2021, the committee adjusted the peer group to better reflect the companies in the tobacco and real estate industries and the companies with which we directly compete for talent. The peer group is discussed below in this section.

Alignment of Interests. In recent years, the compensation and human capital committee has consistently increased its emphasis on performance-based incentives – cash and equity incentives – to ensure a steady increase in the at-risk compensation percentage. In line with these efforts, the at-risk percentage of CEO compensation has increased from 55.6% in 2012 to 86% in 2023. Further, our robust stock ownership guidelines, holding requirements, and our policy to prohibit hedging of Company Common Stock further align the interests of executives with those of long-term stockholders.

Increased Board Diversity. In June 2021, the Board appointed Wilson L. White, currently Vice President of Government Affairs and Public Policy at Google, to the Board. Mr. White has achieved the designation of NACD Directorship Certification, which is the premier director designation available in the United States and also earned his NACD CERT in Cybersecurity Oversight.

Corporate Governance Updates. In response to stockholder feedback, the Board formally adopted a market-standard proxy access bylaw in March 2020. In addition, also in response to stockholder feedback, in April 2022, the Board adopted a majority voting standard for uncontested director elections, which applies to the election to be held at the 2022 annual meeting. In December 2022, the Board adopted a number of updates to the Company’s corporate governance guidelines, audit committee charter and corporate responsibility and nominating committee charter to formally assign responsibility for ESG matters to the corporate responsibility and nominating committee with input from the audit committee related to measurement of climate-related information in response to proposed Climate-Related Disclosure Rules from the SEC. In addition, the Company engaged in discussions with BlackRock, Vanguard and Dimensional following the 2023 annual meeting of stockholders regarding the stockholder proposal for the independent chairman of the Board.

Executive Compensation Philosophy

The Company’s overall compensation philosophy is intended to reward its executives with fully competitive compensation, while providing opportunities to reward outstanding performance and align the interests of our executives with those of stockholders. More specifically, the compensation and human capital committee’s primary objectives for our executive compensation program are:

•	to ensure alignment of pay and performance against preset annual and long-term goals;

•	to provide long-term and short-term incentives that pay out in alignment with stockholder value creation;

•	to provide competitive levels of compensation; and

•	to attract talented executives and retain them for the benefit of the Company and its subsidiaries.

The Company strives to achieve these objectives through a compensation structure that ensures a substantial portion of the executives’ overall compensation remains at risk with compensation earned only if pre-established performance goals are achieved.

Compensation After the Distribution of Douglas Elliman

Prior to the distribution of Douglas Elliman, Vector was a complex and diversified company that operated in two challenging industries - tobacco and real estate brokerage services. The compensation and human capital committee established levels of executive compensation it believed were appropriate and reflective of Vector’s well-established record of strong operating performance. Following the distribution, the compensation and human capital committee reduced the CEO’s base salary from $3,426,270 to $1,837,500, effective January 1, 2022, and the COO’s base salary from $1,250,000 to $650,000, effective January 1, 2022, to reflect each of Messrs. Lorber and Lampen will spend a portion of their business time serving as CEO and COO of Douglas Elliman. The compensation and human capital committee also made appropriate changes to compensation for other executives, benchmarking pay against a revised peer group that focuses primarily on companies in the tobacco industry as well as other companies that Vector competes with for talent.

Compensation Practices Align with Stockholder Interests

Following the distribution of Douglas Elliman, the compensation and human capital committee’s executive compensation philosophy remained the same – therefore, changes implemented in recent years that align with stockholder feedback will continue to drive the design of our compensation program. In short, executive compensation will continue its focus on maximizing stockholder returns and delivering compensation in a manner that supports long-term value creation for the Company. Therefore, compensation for the Company’s named executive officers in 2023 remained substantially at-risk. For 2023, annual incentive awards remained contingent upon the Company meeting various performance goals that are consistent with the Company’s business plan. In addition, in 2023, the Company granted annual long-term equity incentive awards in the form of time-based restricted stock awards and performance-based restricted stock awards to all of its NEOs for the first time, with 60% of the total long-term incentive award subject to performance-based vesting conditions (whereas in 2022, only Mr. Lorber received performance-based long-term incentive awards, which made up 50% of his overall award). The time-based restricted stock awards vest ratably over four years and the performance-based restricted stock awards are broken into two awards: (i) one vests in annual installments over four years based on the level of achievement of the applicable performance metric for each performance period and (ii) one cliff vests at the end of a three-year performance period based on the level of achievement of the applicable performance metric over such period.

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

Clawback policy – which provides for recoupment of previously earned incentives – is a precondition to receiving incentive-based compensation

Independent compensation consultant

Performance-based long-term equity incentive awards for all NEOs

Year-Over-Year Compensation Mix

As a result of the incremental compensation changes thoughtfully implemented each year, the Company’s executive compensation mix has transitioned to being comprised significantly of at-risk compensation as compared to fixed compensation. The following charts illustrate the consistent shift of the compensation mix between fixed (i.e., base salary) and at-risk (i.e., annual cash bonus and long-term equity incentives) compensation elements for our CEO and the other named executive officers.

CEO Year-Over-Year Compensation Mix

In addition to becoming more at-risk, the CEO’s compensation mix has also become more performance-based to increase alignment with stockholder interests. Specifically, as outlined above, the compensation and human capital committee has implemented changes to the structure of CEO compensation to require that 60% (increase from 50% in 2022) of his equity compensation will be denominated in performance-based equity. The chart below illustrates the significant increase in the CEO’s target compensation being comprised of performance-based incentives:

Compensation Components

The key components of the Company’s executive compensation program for 2023 consist of a base salary, an annual performance-based bonus pursuant to the 2014 Plan, equity awards under the 2014 Plan and various benefits, including the Company’s Supplemental Retirement Plan, the Liggett Vector Brands Inc. Savings Plan (the “401(k) Plan”) and certain perquisites, including business and personal use of corporate aircraft by each of the CEO and COO. The employment agreements with the Company’s named executive officers also provide for severance compensation in the event of termination other than for cause during the term of the agreement or, in certain cases, following a change in control of the Company during the term of the agreements.

Base Salary

Base salaries for the Company’s named executive officers are established based on their overall business experience and managerial competence in their respective roles, as well as their personal contributions to the Company and are intended to provide competitive levels of fixed compensation. The compensation and human capital committee believes that executive base salaries should be set at competitive levels and reward our executives for our long-term outstanding performance with above-average total compensation. Base salaries are reviewed annually by the compensation and human capital committee, based on recommendations by the Company’s CEO with respect to the salaries of executive officers other than himself, and may be increased based on review of the Company’s results and individual executive performance.

	Base Salary
	2022	2023	Δ vs. 2022
Howard M. Lorber (1)	$1,837,500	$2,018,678	10%
Richard J. Lampen	$650,000	$682,500	5%
J. Bryant Kirkland III	$575,000	$603,750	5%
Marc N. Bell	$500,000	$525,000	5%
Nicholas P. Anson	$650,000	$682,500	5%

(1)	Mr. Lorber is entitled to a cost of living adjustment pursuant to the terms of his employment agreement.

Annual Incentive Awards

The Company’s executive officers were eligible in 2023 to earn annual cash incentive awards under the 2014 Plan. Prior to 2022, the compensation and human capital committee delegated to its subcommittee, which consisted of Mr. Carlucci and Mr. Stanley S. Arkin, a former member of the Board, the authority to select participants in the 2014 Plan, determine the amount of their annual award opportunities, select the applicable performance criteria and performance goals for each year, determine whether the performance goals for particular awards have been met and administer and interpret the 2014 Plan with respect to performance-based compensation. Effective in 2022, the compensation and human capital committee selects participants in the 2014 Plan, determines the amount of their annual award opportunities, selects the applicable performance criteria and performance goals for each year, determines whether the performance goals for particular awards have been met and administers and interprets the 2014 Plan with respect to performance-based compensation. An eligible executive may (but need not) be selected to receive annual incentive awards under the 2014 Plan.

In 2023, each of the Company’s named executive officers participated in the annual cash incentive program under the 2014 Plan. For Messrs. Lorber, Lampen, Kirkland and Bell, the following performance metrics were established for 2023: 62.5% of the payment was based on adjusted earnings before interest and taxes, or Adjusted EBIT, as defined in the 2014 Plan, of Liggett; and 37.5% of the payment was based on distributions to stockholders of the Company. For Mr. Anson, the following performance metrics were established for 2023: 50% of the payment was based on Liggett Adjusted EBIT and 50% was based on Liggett Unit Sales. The compensation and human capital committee selected Liggett Adjusted EBIT as a performance criterion for 2023 as it is commonly used to measure performance in the tobacco industry and Adjusted EBITA is commonly used to measure performance in the real estate brokerage industry; while selecting complementary metrics that incentivize management to seek strong stockholder returns and prioritize the Company’s long-term performance.

For 2023, like 2022 and prior years and in accordance with the terms of their respective employment agreements, Messrs. Lorber, Lampen, Kirkland, Bell and Anson remained eligible to receive a target annual incentive opportunity of 100%, 75%, 33.33%, 25% and 50% of their respective base salaries. The Company did not increase the target percentage annual incentive opportunity for any of its named executive officers from the percentage set forth in each named executive officer’s employment agreements, as amended.

Depending on the level of achievement of the performance criteria, the actual annual incentive payments could exceed the target annual incentive amount for each of Messrs. Lorber, Lampen, Kirkland and Bell up to a maximum payout of 125% of target, whereas Mr. Anson’s maximum payout is 200% of target (see “Grants of Plan-Based Awards in 2023”). The compensation and human capital committee may exercise negative discretion with respect to any award to reduce any amount that would otherwise be payable under the annual incentive program granted under the 2014 Plan.

The 2023 performance necessary for Messrs. Lorber, Lampen, Kirkland, Bell and Anson to receive annual incentive awards at the target level were set at levels which were believed to be rigorous, but achievable, based on internal corporate plans.

For Messrs. Lorber, Lampen, Kirkland and Bell, the performance necessary to achieve the minimum, target or maximum awards in 2023 was as follows:

•

percentages of the target cash incentive opportunity based on Liggett Adjusted EBIT were $297,500,000 (50%), $347,500,000 (100%), and $357,000,000 and above (125%); the actual Liggett Adjusted EBIT for 2023 were $369,800,000 resulting in a 125% payment on this metric; and,

•

percentages of the target cash incentive opportunity based on cash dividends per share of the Company were $0.70 (50%), $0.80 (100%), and $0.90 and above (125%); the actual cash dividends paid in 2023 were $0.80 per share, resulting in a 100% payment on this metric.

For Mr. Anson, the performance necessary to achieve the minimum, target or maximum awards in 2023 was as follows:

•

percentages of the target cash incentive opportunity based on Liggett Adjusted EBIT were $352,500,000 (100%) and $362,500,000 and above (200%); the actual Liggett Adjusted EBIT for 2023 were $369,800,000 resulting in a 200% payment on this metric; and

•

percentages of the target cash incentive opportunity based on Liggett Volume (in billions of units) were 9.50 (100%), and 10.00 billion units (200%); the actual Liggett Volume was 9.685 billion resulting in a 200% payment on this metric.

Based on actual 2023 results compared to the established performance criteria, annual cash incentive payments equal to 115.625% of target amounts were achieved and awarded to Messrs. Lorber, Lampen, Kirkland and Bell and 200% for Mr. Anson.

Annual cash incentive payment amounts for achieving performance criteria in between the amounts listed above are determined by linear interpolation between the higher and lower amounts. The actual performance-based incentive payments made to the selected participants for the years ended December 31, 2021, 2022 and 2023 are set forth in the column labeled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. Annual incentive compensation earned by named executive officers after February 26, 2014 is subject to the Company’s Executive Compensation Clawback Policy.

The NEOs’ annual incentive opportunities are disclosed in the table below (at 100% of target), based on the same target annual incentive opportunity, as a percentage of base salary, in 2022 and 2023.

		Target Annual Incentive Opportunity
	% of Base Salary	2022	2023	Δ vs. 2022 (1)
Howard M. Lorber	100%	$1,837,500	$2,018,678	10%
Richard J. Lampen	75%	$487,500	$511,875	5%
J. Bryant Kirkland III	33.33%	$191,648	$201,230	5%
Marc N. Bell	25%	$125,000	$131,250	5%
Nicholas P. Anson	50%	$325,000	$341,250	5%

(1)

While the Company has not increased any NEOs’ target percentage opportunity, each NEO’s target annual bonus opportunity increased as a result of the increase to the NEO’s base salary as described above.

Equity Compensation

Long-term equity compensation is intended to provide a variable pay opportunity that rewards long-term performance by the Company as a whole and serves as a significant incentive to remain with the Company. In establishing long-term equity compensation awards, the compensation and human capital committee has considered the historical returns generated by the Company. In 2023, the Company’s annual long-term equity compensation program for all of its named executive officers consisted of both time-based restricted stock awards and performance-based restricted stock awards.

Specifically, on February 15, 2023, the compensation and human capital committee granted restricted stock awards to Messrs. Lorber (750,000 shares with 450,000 of such shares subject to performance based vesting conditions), Lampen (225,000 shares with 135,000 of such shares subject to performance based vesting), Kirkland (125,000 shares with 75,000 of such shares subject to performance based vesting), Bell (125,000 shares with 75,000 of such shares subject to performance based vesting) and Anson (25,000 shares with 15,000 of such shares subject to performance based vesting) to recognize past and current performance and to serve as a means of incentivizing and retaining these key employees. The time-based restricted shares vest in four equal annual installments commencing on the first anniversary of the date of grant subject to continued employment through each vesting date subject to earlier vesting upon the NEO’s death or disability, a termination of employment without cause or resignation for good reason or a change in control. The performance-based restricted shares consist of two awards: (i) one vests in annual installments over four years based on the level of achievement of Adjusted EBITDA for each performance period and (ii) one cliff vests at the end of a three-year performance period based on the level of achievement of Adjusted EBITDA over such period, in each case, subject to continued employment through each vesting date subject earlier vesting upon the NEO’s death or disability, a termination of employment without cause or resignation for good reason or a change in control. “Adjusted EBITDA” is defined to mean the Company’s Earnings Before Interest, Income Taxes, Depreciation and Amortization excluding litigation or claim judgments or settlements and non-operating items and expenses for restructuring, productivity initiatives and new business initiatives. Shares received in respect of the February 15, 2023 restricted stock grants will be subject to the Company’s Equity Retention, Hedging and Pledging Policy. See “Equity Retention Policy.”

As noted, performance-based compensation remains an important component of our compensation program. In response to stockholder feedback, the compensation and human capital committee adjusted the CEO’s 2023 executive compensation pay mix such that 60% (increased from 50%) of the CEO’s annual equity award is subject to performance-based vesting conditions and also determined that 60% of the annual equity awards for the Company’s other NEOs would be subject to performance-based vesting conditions.

Dividend Equivalents

In 2023, quarterly cash dividends were paid at $0.20 per common share. Under the terms of certain equity awards made to the Company’s named executive officers under the Company’s stock plans, dividend equivalent payments and distributions are made to the executive officers with respect to the shares of Common Stock underlying the unexercised and unvested portion of the equity awards. These payments and distributions are made at the same rate as dividends and other distributions paid on shares of the Company’s Common Stock. In 2023, named executive officers earned cash dividend equivalent payments on unexercised stock options and unvested restricted stock (granted in 2021, 2022 and 2023) as follows: Mr. Lorber – $2,010,898; Mr. Lampen – $615,846; Mr. Kirkland – $356,254; Mr. Bell – $356,254; and Mr. Anson – $24,000.

Supplemental Retirement Plan

Retirement benefits are designed to reward long and continuous service by providing post-employment security and are an essential component of a competitive compensation package. The Company’s named executive officers and certain other management employees are eligible to participate in the Supplemental Retirement Plan, which was adopted by the Board in January 2002 to promote retention of key executives and to provide them with financial security following retirement. As described more fully and quantified in “Pension Benefits at 2023 Fiscal Year End,” the Supplemental Retirement Plan provides for the payment to a participant at his or her normal retirement date of a lump sum amount that is the actuarial equivalent of a single life annuity commencing on that date. The single life annuity amounts for the named executives were determined by the Company’s Board considering a variety of pertinent factors including (but not limited to) the executive’s level of annual compensation.

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

Perquisites

The Company’s corporate aircraft are available for the personal use of Mr. Lorber and other executive officers at Mr. Lorber’s discretion. The Company’s corporate aircraft policy permits personal use of corporate aircraft by executives, subject to an annual limit of $200,000 and $50,000 for personal use by Messrs. Lorber and Lampen, respectively. For purposes of determining the amounts allowable under this policy, the value of the personal usage is calculated using the applicable standard industry fare level formula established by the Internal Revenue Service (as distinguished from the aggregate incremental cost approach used for determining the value included in the Summary Compensation Table), and Mr. Lorber and any other executive officers pay income tax on such value. In addition, Mr. Lorber is entitled to a car and driver provided by the Company, a $3,750 per month allowance for lodging and related business expenses, and one club membership and Mr. Lampen is reimbursed for automobile and club expenses on an after-tax basis. See the Summary Compensation Table for details regarding the value of perquisites received by the named executive officers.

Use of Peer Group

As previously disclosed, in direct response to stockholder feedback as well as to reflect the changes in the Company’s operations since the distribution of Douglas Elliman, the compensation and human capital committee undertook a multi-step process to design an appropriate peer group that reflected that, in 2023, Vector operated as a complex and diversified company that operated in two challenging industries – tobacco and real estate.

Peer group design considerations included:

•	Peer Group Size: an appropriate peer group should contain between 8 and 15 companies

•	Peer Company Size: peer group companies should generally be between 0.5x and 2.5x the size of Vector (as defined by market capitalization, total assets, or total revenues)

•	Peer Company Industry: peer group companies should include direct competitors, similar industry focus, and comparability of size and potentially geographic considerations

•

Other Considerations: other considerations include which companies would stockholders compare Vector to, which companies Vector competes for talent, and which other companies may our executives to able to serve in similar functions

The compensation and human capital committee directed its independent compensation consultant to select companies for inclusion in Vector’s 2023 peer group based on the following characteristics:

•

Must be within approximately 0.5x to 2.5x compared to the Company on at least two size-related metrics, including equity market capitalization, total assets, and/or total revenues; or be located within close geographic proximity to the Company’s headquarters with whom the Company may compete for executive talent;

•	Must be one or more of a:

•	Tobacco/cannabis manufacturer or supplier,

•	Real estate companies that are developers, have brokerages services, are real estate owners/managers/investors, and/or have an NYC-Metro Area portfolio, and/or

•	Consumer product companies that have manufacturing, operate as wholesaler, and/or employ a multi-brand strategy.

In developing the peer group of companies to inform 2023 compensation decisions, our compensation and human capital committee, with the assistance of FTI Consulting, established a peer group of 10 publicly traded, national and regional companies with the following characteristics:

	Implied Equity Market Cap (1)	Revenue (2)
75th Percentile	$2,832.10	$3,052.20
Median	$1,677.50	$1,997.50
25th Percentile	$736.00	$483.90
Vector Group Ltd.	$1,758.90	$1,427.70
All financial data is $ millions.
1.	Per S&P Capital IQ as of 12/29/2023
2.	Per S&P Capital IQ as of 12/29/2023; last twelve months/most recently disclosed

The compensation and human capital committee, with the advice of FTI Consulting, examined the peer group list and, with reference to market capitalization, industry and revenue and approved the following 2023 peer group.

Alkernmes plc	Aurora Cannabis Inc.	Beyond Meat, Inc.
Canopy Growth Corporation	G-III Apparel Group, Ltd.	Ingredion Incorporated
Steven Madden, Ltd.	The Andersons, Inc.	The Boston Beer Company, Inc.
The Simply Good Foods Company	Tilray Brands, Inc.	Turning Point Brands, Inc.
Universal Corporation

In 2024, the compensation and human capital committee removed Steve Madden, Ltd. (NASDAQ: SHOO) from the peer group.

Change in Control Provisions

The employment agreement between the Company and Mr. Lorber contains change in control provisions. In the event of a change in control that results in a termination of employment by the Company without cause or a resignation for good reason (a “double trigger” change in control provision), Mr. Lorber will receive severance benefits as set forth below in “Potential Termination and Change in Control Payments.” The purpose of these provisions is to avoid the distraction and loss of key management personnel that may occur in connection with rumored or actual corporate transactions and/or other fundamental corporate changes and to provide adequate protection to key management personnel if their employment is terminated following a change in control. A change in control provision protects stockholder interests by enhancing employee focus during rumored or actual change in control activity through incentives to remain with the Company despite uncertainties while a transaction is under consideration or pending by assurance of the payment of severance and benefits for terminated executives. A detailed summary of these provisions is set forth under the heading “Payments Made Upon a Change in Control.” In addition, any outstanding stock options and restricted stock awards held by named executive officers vest upon a change in control.

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

Prohibition on Hedging

The Company’s Equity Retention, Hedging and Pledging Policy, adopted in January 2013 and amended in April 2020, applies to the Company’s executive officers and directors. Executive officers are prohibited from participating in certain trading activities with respect to Award Shares, that by their nature would constitute hedging. Directors are prohibited from participating in certain trading activities with respect to Common Stock granted to them in connection with their service on the Board that by their nature would constitute hedging. For both executive officers and directors, such prohibited activities, related to the Company’s equity securities, include:

•	Trading in publicly traded options;

•	Trading in puts;

•	Trading in calls; or

•	Trading in other derivative instruments.

Equity Retention Policy

Under its Equity Retention, Hedging and Pledging Policy, the Company formalized its long-standing practice of significant share retention by senior management. Until normal retirement age as defined in the Company’s Supplemental Executive Retirement Plan (age 60), each executive officer is required to retain at least 25% (after taxes and exercise costs) of the executive officer’s Award Shares.

Stock Ownership Guidelines

The Company has Stock Ownership Guidelines that are applicable to all named executive officers and each non-employee member of the Board. Under the guidelines, which are phased in within the five years after the date that a covered person becomes a named executive officer or member of the Board, the following ownership requirements exist.

Title	Value of Shares Owned
Chief Executive Officer	3.0X	Base Salary
Executive Vice Presidents	1.5X	Base Salary
Other named executive officers	1.0X	Base Salary
Non-employee directors	2.0X	Annual Retainer

“Shares owned” for purposes of the policy include shares of the Company’s stock owned outright, any shares held under an employee benefit plan, and restricted shares. The valuation of shares includes all shares held beneficially or directly by any covered person or the person’s family members or trusts but excludes pledged shares. Compliance is assessed on the last day of each quarter. As of December 31, 2023, all covered individuals were following the guidelines.

Executive Compensation Clawback Policy

On November 21, 2023, the Company adopted an Executive Compensation Clawback Policy (the “Clawback Policy”) that was established in accordance with the listing requirement of the New York Stock Exchange to provide for the recovery or “clawback” of certain erroneously awarded incentive-based compensation in the event that the Company is required to prepare an accounting restatement. The clawback policy is effective December 1, 2023 and applies to incentive-based compensation received by current and former executive officers of the Company during the three fiscal years preceding an accounting restatement and after the effective date of the New York Stock Exchange listing requirement, which was October 2, 2023.

Role of Independent Compensation Consultant

The compensation and human capital committee may retain independent compensation consultants to render advice and guidance in assessing whether the Company’s compensation program is reasonable and competitive.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation, including stock option and restricted stock awards under the Company’s stock plans, in accordance with the requirements of Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”).

Compensation and Human Capital Committee Report

The compensation and human capital committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussion, has recommended to the Board that the Compensation Discussion and Analysis be included in this document.

THE COMPENSATION AND HUMAN CAPITAL COMMITTEE

Jean E. Sharpe

Paul V. Carlucci

2023 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of the named executive officers for the years ended December 31, 2023, 2022 and 2021. The named executive officers are the Company’s Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers ranked by their total compensation in the table below (not considering the amount in the Change in Pension Value and Nonqualified Deferred Compensation Earnings column).

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Name and Principal Position	Year	($) (1)	($)	($) (2)	($)	($) (3)	($) (4)	($)		($)
Howard M. Lorber	2023	$2,018,678	$—	$9,675,000	$—	$2,334,096	$3,423,776	$495,100	(5)	$17,946,650
President and Chief	2022	$1,837,500	$—	$6,660,000	$—	$2,124,609	$—	$328,758		$10,950,867
Executive Officer	2021	$3,426,270	$—	$7,155,000	$—	$4,282,838	$2,707,353	$300,197		$17,871,658
Richard J. Lampen	2023	$682,500	$—	$2,902,500	$—	$591,855	$404,973	$231,885	(6)	$4,813,713
Executive Vice	2022	$650,000	$—	$1,998,000	$—	$563,672	$—	$134,879		$3,346,551
President and Chief Operating Officer	2021	$1,250,000	$—	$2,146,500	$—	$1,171,875	$320,232	$163,093		$5,051,700
J. Bryant Kirkland III	2023	$603,750	$—	$1,612,500	$—	$232,672	$177,323	$9,900	(7)	$2,636,145
Senior Vice President,	2022	$575,000	$—	$1,110,000	$—	$221,592	$—	$9,150		$1,915,742
Chief Financial Officer and Treasurer	2021	$550,000	$—	$1,144,800	$—	$229,144	$78,146	$8,700		$2,010,790
Marc N. Bell	2023	$525,000	$—	$1,612,500	$—	$151,758	$132,531	$9,900	(7)	$2,431,689
Senior Vice President,	2022	$500,000	$—	$1,110,000	$—	$144,531	$—	$9,150		$1,763,681
General Counsel and Secretary	2021	$475,000	$—	$1,144,800	$—	$148,438	$—	$8,700		$1,776,938
Nicholas P. Anson (8)	2023	$682,500	$—	$322,500	$—	$575,011	$—	$9,900	(7)	$1,589,911
President and Chief	2022	$650,000	$—	$222,000	$—	$650,000	$—	$9,150		$1,531,150
Operating Officer of Liggett Vector Brands and Liggett	2021	$650,000	$—	$143,100	$—	$650,000	$—	$8,700		$1,451,800

(1)	Reflects actual base salary amounts paid for 2023, 2022 and 2021, unless otherwise indicated.
(2)

Represents the aggregate grant date fair value of restricted stock (including time-based and performance-based awards) granted under the 2014 Plan, respectively, during the years ended December 31, 2023, 2022 and 2021 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in note 14 to the Company’s audited financial statements for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on February 16, 2024. These grants are subject to continued service conditions; consequently, FASB ASC Topic 718 amounts included in the table may never be realized by the named executive officer.

(3)

These amounts reflect performance-based cash awards under the 2014 Plan paid during 2024, 2023 and 2022 in respect of service performed in 2023, 2022 and 2021, respectively. This plan is discussed in further detail under the heading “Annual Incentive Awards.”

(4)

Amounts reported represent the increase in the actuarial present value of benefits associated with the Company’s pension plans. Assumptions for 2023 amounts are further described in “Pension Benefits at 2023 Fiscal Year End.” The amounts reflect the increase in actuarial present value for the named executive officer’s benefits under the Supplemental Retirement Plan determined using interest rate, retirement date and mortality rate assumptions consistent with those used in the Company’s financial statements. No amount is payable from this plan before a participant attains age 60 during active service except in the case of death, disability or termination without cause. Thus, in the case of Mr. Kirkland, who had not reached the age of 60 before December 31, 2023, there can be no assurance that the amounts shown will ever be realized by the named executive officers.

(5)

Represents perquisites consisting of $422,435 for use of corporate aircraft in 2023, a $45,000 allowance paid for lodging and related business expenses and $17,765 for use of a Company-provided car and driver (which amount covers the cost of fuel, parking, tolls, depreciation expense and related expenses for Mr. Lorber’s personal and business-related use) in 2023. Also includes $9,900 for 401(k) Plan matching contributions in 2023. For purposes of determining the value of corporate aircraft use, personal use is calculated based on the aggregate incremental cost to the Company. For flights on corporate aircraft, the aggregate incremental cost for purposes of this table is calculated based on a cost-per-flight-mile charge developed from internal Company data. The charge reflects the direct operating cost of the aircraft, including fuel, additives and lubricants, airport fees and catering. In addition, the charge also reflects an allocable allowance for maintenance and engine restorations.
(6)

Represents perquisites consisting of $200,611 for personal use of corporate aircraft in 2023 (computed using the same assumptions as in footnote (5) above), $21,374 for reimbursement of automobile and club expenses and $9,900 for 401(k) Plan matching contributions in 2023.

(7)	Represents 401(k) Plan matching contributions.
(8)	Mr. Anson serves as President and COO of Liggett Vector Brands LLC and Liggett Group LLC.

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

On January 27, 2006, the Company and Howard M. Lorber entered into an amended and restated employment agreement (the “Amended Lorber Agreement”), which replaced his prior employment agreements. The Amended Lorber Agreement had an initial term of three years effective as of January 1, 2006, with an automatic one-year extension on each anniversary of the effective date unless notice of non-extension is given by either party within 60 days before this date. Under the Amended Lorber Agreement, Mr. Lorber’s base salary is subject to an annual cost of living adjustment. In addition, the Company’s Board must periodically review his base salary and may increase, but not decrease, his base salary in its sole discretion. Mr. Lorber is eligible on an annual basis to receive a target bonus of 100% of his base salary under the Company’s non-equity incentive bonus plan. During the period of his employment, Mr. Lorber is entitled to various benefits, including a Company-provided car and driver, a $3,750 per month allowance for lodging and related business expenses, one club membership and dues, and use of corporate aircraft in accordance with the Company’s Corporate Aircraft Policy. Following termination of his employment by the Company without cause (as specified in the Amended Lorber Agreement), termination of his employment by him for good reason (as specified in the Amended Lorber Agreement) or upon death or disability, he (or his beneficiary in the case of death) would continue to receive for a period of 36 months following the termination date his base salary and the bonus amount earned by him for the prior year (with such bonus amount limited to 100% of base salary). In addition, except as otherwise provided in an award agreement, all of Mr. Lorber’s outstanding equity awards would be vested and any stock options granted after January 27, 2006 would continue to be exercisable for no less than two years or the remainder of the original term if shorter. Following termination of his employment for any of the reasons described above (other than death or disability) within two years after a change in control (as defined in the Amended Lorber Agreement) or before a change in control that actually occurs in anticipation of or at the request of a third party effectuating such change in control, he would receive a lump sum payment equal to 2.99 times the sum of his then current base salary and the bonus amount earned by him for the prior year (with such bonus amount limited to 100% of base salary). In addition, Mr. Lorber will be indemnified if excise taxes are imposed on change in control payments under Section 4999 of the Code.

In connection with the distribution of Douglas Elliman, Vector entered into a letter agreement with Mr. Lorber to acknowledge that he also serves as Douglas Elliman Inc.’s President and CEO and Chairman of its Board of Directors following the distribution. In addition, Mr. Lorber’s letter agreement provided that his base salary with the Company following the distribution of Douglas Elliman would be reduced from $3,642,270 per annum to $1,800,000 per annum. On April 29, 2022, the letter agreement with Mr. Lorber was amended to change the reference of Mr. Lorber’s annual cost of living adjustment from the New York metropolitan area to the South Florida metropolitan area and increase Mr. Lorber’s base salary from $1,800,000 to $1,837,500. As of January 1, 2024, Mr. Lorber’s base salary is $2,132,935, which increase reflects a contractual cost of living adjustment in 2024.

On January 27, 2006, the Company entered into employment agreements (the “Other Executive Agreements”) with Richard J. Lampen, the Company’s Executive Vice President and COO, J. Bryant Kirkland III, the Company’s Senior Vice President, Treasurer and Chief Financial Officer, and Marc N. Bell, the Company’s Senior Vice President, General Counsel and Secretary. The Other Executive Agreements replaced prior employment agreements. The Other Executive Agreements had an initial term of two years effective as of January 1, 2006, with an automatic one-year extension on each anniversary of the effective date unless notice of non-extension is given by either party within 60 days before this date. As of January 1, 2024, the annual base salaries provided for in these Other Executive Agreements were $702,975 for Mr. Lampen (increased from $682,500), $621,863 for Mr. Kirkland (increased from $603,750) and $540,750 for Mr. Bell (increased from $525,000). In addition, the Board must periodically review these base salaries and may increase, but not decrease them, their base salaries in its sole discretion. These executives are eligible to receive a target bonus of 75% for Mr. Lampen, 33.33% for Mr. Kirkland and 25% for Mr. Bell of their base salaries under the Company’s non-equity incentive bonus plan. Following termination of their employment by the Company without cause (as defined in the Other Executive Agreements), termination of their employment by the executives for good reason (as defined in the Other Executive Agreements) or upon death or disability, they (or their beneficiaries in the case of death) would continue to receive for a period of 24 months following the termination date their base salary and the bonus amount earned by them for the prior year (with such bonus amount limited to 75% of base salary for Mr. Lampen, 33.33% of base salary for Mr. Kirkland and 25% of base salary for Mr. Bell).

In connection with the distribution of Douglas Elliman, the Company entered into letter agreements with each of Messrs. Lampen, Kirkland and Bell, respectively, to acknowledge that they also serve as Douglas Elliman’s Executive Vice President and COO, Senior Vice President, CFO and Treasurer and Senior Vice President, Secretary and General Counsel, respectively, following the distribution. In addition, Mr. Lampen’s letter agreement provided that his annual base salary with the Company following the distribution was reduced from $1,250,000 to $650,000, effective January 1, 2022, to reflect that he devotes a portion of his business time to Douglas Elliman.

On March 6, 2020, the Company entered into an employment agreement (the “Anson Agreement”) with Nicholas P. Anson, who became President and Chief Operating Officer of Liggett Vector Brands LLC and Liggett Group LLC on April 1, 2020. The Anson Agreement had an initial term of 21 months with an automatic one-year extension on December 31, 2021 and each year thereafter unless notice of non-extension is given by either party within six months before such renewal date. The Anson Agreement provided Mr. Anson with an initial annual base salary of $500,000, which was increased by the Anson Agreement to $650,000, effective January 1, 2021. Effective January 1, 2024, Mr. Anson’s base salary is $702,975 (increased from $682,500). Mr. Anson is eligible to participate in any annual bonus plan Liggett may implement for its senior executives with a target bonus of 50% of base salary. Following termination of his employment by Liggett Vector Brands without cause (as defined in the Anson Agreement), termination of his employment by him for good reason (as defined in the Anson Agreement), termination of his employment due to the nonrenewal of his agreement or upon death, he (or his beneficiaries in the case of death) would continue to receive for a period of 24 months following the termination date his base salary and continued health and insurance benefits, with the base salary payable during the second year being reduced by any salary, bonus, consulting fees or other compensation earned (irrespective of when paid) from any employment or consulting work. If Mr. Anson’s employment is involuntarily terminated for any of the reasons described in the foregoing sentence, after July 1 of the applicable year, the Anson Agreement calls for Mr. Anson to receive a pro-rated bonus for such year based on days worked. The severance payments and benefits payable to Mr. Anson under the Anson Agreement are subject to Mr. Anson’s execution of a release of claims in favor of Liggett and its affiliates.

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Act, presented below is the ratio of annual total compensation of the Company’s CEO to the annual total compensation of the Company’s median employee (excluding the CEO) for 2023.

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

For our 2023 analysis, the Company used the compensation of the same median employee used for purposes of calculating the CEO pay ratio for 2022. In determining the median employee, the Company first determined its employee population using a determination date of December 31, 2022. The Company selected December 31, 2022 as its determination date because December 31, 2022 is still reflective of the Company’s current structure. The Company identified the median employee using a compensation measure consisting of base salary or wages (as applicable), overtime pay, and any bonuses paid during the twelve-month period preceding the determination date. Conforming adjustments were made for permanent employees who were hired during that period and did not receive pay for the full period.

The 2023 annual total compensation as determined under Item 402 of Regulation S-K for the Company’s CEO was $17,946,650, as reported in the Summary Compensation Table of this document. The 2023 annual total compensation as determined under Item 402 of Regulation S-K for the median employee identified in 2023 was $94,167. The ratio of the Company’s CEO’s annual total compensation to the Company’s median employee’s annual total compensation for fiscal year 2023 is 191 to 1.

GRANTS OF PLAN-BASED AWARDS IN 2023

The table below provides information with respect to incentive compensation granted to each of the named executive officers during the year ended December 31, 2023.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)	All Other Option Awards: Number of Shares of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Howard M. Lorber	2/15/2023	—	—	—	—	—	—	750,000	—	—	$9,675,000
	2/15/2023	—	$2,018,678	$2,523,348	—	—	—	—	—	—	—
Richard J. Lampen	2/15/2023	—	—	—	—	—	—	225,000	—	—	$2,902,500
	2/15/2023	—	$511,875	$639,844	—	—	—	—	—	—	—
J. Bryant Kirkland III	2/15/2023	—	—	—	—	—	—	125,000	—	—	$1,612,500
	2/15/2023	—	$201,230	$251,537	—	—	—	—	—	—	—
Marc N. Bell	2/15/2023	—	—	—	—	—	—	125,000	—	—	$1,612,500
	2/15/2023	—	$131,250	$164,063	—	—	—	—	—	—	—
Nicholas P. Anson	2/15/2023	—	—	—	—	—	—	25,000	—	—	$322,500
	2/15/2023	—	$341,250	$682,500	—	—	—	—	—	—	—

(1)

Represents the annual incentive awards made under the 2014 Plan on February 15, 2023. In 2023, target levels were equal to 100% of base salary for Mr. Lorber, 75% of base salary for Mr. Lampen, 33.33% of base salary for Mr. Kirkland, 25% for Mr. Bell and 50% for Mr. Anson. The maximum amount is 125% of the target amount for Messrs. Lorber, Lampen, Kirkland and Bell; and, 200% for Mr. Anson. There is no threshold amount. The compensation and human capital committee approved the performance criteria for determining the award opportunities for each named executive officer under the 2014 Plan. The actual bonus amounts earned for 2023 have been determined and paid in 2024 and are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)

Represents the aggregate grant date fair value of restricted stock (including time-based and performance-based awards) granted under the 2014 Plan for the year ended December 31, 2023 as determined in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. Assumptions used in the calculation of such amount are included in Note 14 to the Company’s audited financial statements for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on February 16, 2024. These grants are subject to continued service conditions and their value is tied to the Company’s future stock price; consequently, FASB ASC Topic 718 amounts included in the table may never be realized by the named executive officer. Performance-based restricted stock awards do not flex above or below the granted number of shares and have been included in the table based on the total number of such shares granted.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

The table below provides information with respect to the outstanding equity awards of the named executive officers as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard M. Lorber	335,022	—	—	$14.68	2/26/2024	—		—	—	—
	319,069	—	—	$18.12	2/24/2025	—		—	—	—
	303,876	—	—	$19.13	2/28/2026	—		—	—	—
	289,406	—	—	$19.71	2/23/2027	—		—	—	—
	275,625	—	—	$18.42	2/27/2028	—		—	—	—
	262,500	—	—	$10.92	2/27/2029	—		—	—	—
						62,500	(1)	$705,000	—	—
						125,000	(2)	$1,410,000	—	—
						125,000	(3)	$1,410,000	—	—
						225,000	(4)	$2,538,000	—	—
						225,000	(5)	$2,538,000	—	—
						300,000	(6)	3,384,000	—	—
						300,000	(7)	3,384,000	—	—
						150,000	(8)	1,692,000	—	—
Richard J. Lampen	83,754	—	—	$14.68	2/26/2024	—		—	—	—
	79,766	—	—	$18.12	2/24/2025	—		—	—	—
	75,968	—	—	$19.13	2/28/2026	—		—	—	—
	72,351	—	—	$19.71	2/23/2027	—		—	—	—
	68,906	—	—	$18.42	2/27/2028	—		—	—	—
	65,625	—	—	$10.92	2/27/2029	—		—	—	—
						18,750	(1)	$211,500	—	—
						75,000	(2)	$846,000	—	—
						135,000	(4)	$1,522,800	—	—
						90,000	(6)	1,015,200	—	—
						90,000	(7)	1,015,200	—	—
						45,000	(8)	507,600	—	—
J. Bryant Kirkland III	50,251	—	—	$14.68	2/26/2024	—		—	—	—
	47,859	—	—	$18.12	2/24/2025	—		—	—	—
	45,580	—	—	$19.13	2/28/2026	—		—	—	—
	43,410	—	—	$19.71	2/23/2027	—		—	—	—
	41,343	—	—	$18.42	2/27/2028	—		—	—	—
	39,375	—	—	$10.92	2/27/2029	—		—	—	—
						10,000	(1)	$112,800	—	—
						40,000	(2)	$451,200	—	—
						75,000	(4)	$846,000	—	—
						50,000	(6)	564,000	—	—
						50,000	(7)	564,000	—	—
						25,000	(8)	282,000	—	—

Marc N. Bell	50,251	—	—	$14.68	2/26/2024	—		—	—	—
	47,859	—	—	$18.12	2/24/2025	—		—	—	—
	45,580	—	—	$19.13	2/28/2026	—		—	—	—
	43,410	—	—	$19.71	2/23/2027	—		—	—	—
	41,343	—	—	$18.42	2/27/2028	—		—	—	—
	39,375	—	—	$10.92	2/27/2029	—		—	—	—
						10,000	(1)	$112,800	—	—
						40,000	(2)	$451,200	—	—
						75,000	(4)	$846,000	—	—
						50,000	(6)	$564,000	—	—
						50,000	(7)	$564,000	—	—
						25,000	(8)	$282,000	—	—
Nicholas P. Anson	—	—	—	—	—	5,000	(2)	$56,400	—	—
	—	—	—	—	—	15,000	(4)	$169,200	—	—
						10,000	(6)	$112,800	—	—
						10,000	(7)	$112,800	—	—
						5,000	(8)	$56,400	—	—

(1)

These restricted shares will vest on May 27, 2024, subject to earlier vesting upon the recipient’s death or disability, termination of employment without cause, resignation for good reason and change in control . The first three tranches vested on May 27, 2021, May 27, 2022 and May 27, 2023.

(2)

These restricted shares will vest in two equal installments on each of February 24, 2024 and February 24, 2025, subject to earlier vesting upon the recipient’s death or disability, termination of employment without cause, resignation for good reason and change in control. The first two tranches vested on February 24, 2022 and February 24, 2023.

(3)

This restricted stock award will vest using the following schedule: 62,500 shares vested on February 24, 2023 because Vector Group Ltd. Adjusted EBITDA from January 1, 2021 to December 31, 2022 exceeded $552 million, 125,000 shares minus shares previously vested on February 24, 2024 because cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2021 to December 31, 2023 exceeded $728 million, 187,500 shares minus shares previously vested will vest on February 24, 2025 if cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2021 to December 31, 2024 exceeds $1.104 billion. “Vector Group Ltd. Adjusted EBITDA” is defined in the Award Agreement to mean the Company’s Earnings Before Interest, Income Taxes, Depreciation and Amortization excluding litigation or claim judgments or settlements and non-operating items and expenses for restructuring, productivity initiatives and new business initiatives.

(4)

These restricted shares will vest in three equal annual installments on each of February 24, 2024, February 24, 2025 and February 24, 2026, subject to earlier vesting upon the recipient’s death or disability, termination of employment without cause, resignation for good reason and change in control. The first tranche vested on February 24, 2023.

(5)

This restricted stock award will vest using the following schedule: 75,000 shares vested on February 24, 2023 because Vector Group Ltd. Adjusted EBITDA from January 1, 2022 to December 31, 2022 exceeded $255 million, 150,000 shares minus shares previously vested on February 24, 2024 because cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2021 to December 31, 2023 exceeds $510 million, 225,000 shares minus shares previously vested will vest on February 24, 2025 if cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2021 to December 31, 2024 exceeds $765 million; and, 250,000 shares minus shares previously vested will vest on February 24, 2026 if cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2021 to December 31, 2025 exceeds $1.02 billion. “Vector Group Ltd. Adjusted EBITDA” is defined in the Award Agreement to mean the Company’s Earnings Before Interest, Income Taxes, Depreciation and Amortization excluding litigation or claim judgments or settlements and non-operating items and expenses for restructuring, productivity initiatives and new business initiatives.

(6)

These restricted shares vest in four equal annual installments on each of February 24, 2024, February 24, 2025, February 24, 2026 and February 24, 2027, provided the recipient is then still an employee of the Company, subject to earlier vesting upon the recipient’s death or disability, termination of employment without cause, resignation for good reason and change in control.

(7)

This restricted stock award will vest using the following schedule for Messrs. Lorber, Lampen, Kirkland, Bell and Anson: 75,000, 22,500, 12,500, 12,500 and 2,500 shares, respectively, vested on February 24, 2024 because Vector Group Ltd. Adjusted EBITDA from January 1, 2023 to December 31, 2023 exceeded $255 million, 150,000, 45,000, 25,000, 25,000 and 5,000 shares, respectively, minus shares previously vested will vest on February 24, 2025 if cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2023 to December 31, 2024 exceeds $510 million, 225,000, 67,500, 37,500, 37,500 and 7,500 shares, respectively, minus shares previously vested will vest on February 24, 2026 if cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2023 to December 31, 2025 exceeds $765 million; and, 250,000, 90,000, 50,000, 50,000 and 10,000 shares, respectively, minus shares previously vested will vest on February 24, 2027 if cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2023 to December 31, 2026 exceeds $1.02 billion. “Vector Group Ltd. Adjusted EBITDA” is defined in the Award Agreement to mean the Company’s Earnings Before Interest, Income Taxes, Depreciation and Amortization excluding litigation or claim judgments or settlements and non-operating items and expenses for restructuring, productivity initiatives and new business initiatives.
(8)

This restricted stock award will cliff-vest in three years if cumulative Vector Group Ltd. Adjusted EBITDA from January 1, 2023 to December 31, 2025 exceeds $765 million. “Vector Group Ltd. Adjusted EBITDA” is defined in the Award Agreement to mean the Company’s Earnings Before Interest, Income Taxes, Depreciation and Amortization excluding litigation or claim judgments or settlements and non-operating items and expenses for restructuring, productivity initiatives and new business initiatives.

OPTION EXERCISES AND STOCK VESTED IN YEAR ENDED DECEMBER 31, 2023

The table below provides information with respect to options that were exercised or restricted stock awards that vested during 2023, as well as the value realized on the vesting date, based on the average of the high and low of the Company’s Common Stock on December 29, 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Howard M. Lorber	703,547	$710,583	337,500	$4,605,188
Richard J. Lampen	175,884	$177,643	101,250	$1,333,556
J. Bryant Kirkland III	105,531	$106,586	55,000	$724,700
Marc N. Bell	70,353	$71,056	55,000	$724,700
Nicholas P. Anson	—	$—	7,500	$101,025

Retirement Benefits

PENSION BENEFITS AT 2023 FISCAL YEAR END

The table below quantifies the benefits expected to be paid from the Company’s Supplemental Retirement Plan. The terms of the plans are described below the table.

Name	Plan Name	Number of Years of Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2), (3)	Payments During Last Fiscal Year ($)
Howard M. Lorber	Supplemental	11	$50,355,119	$0
	Retirement Plan
Richard J. Lampen	Supplemental	10	$5,956,122	$0
	Retirement Plan
J. Bryant Kirkland III	Supplemental	20	$1,931,996	$0
	Retirement Plan
Marc N. Bell	Supplemental	17	$3,013,327	$0
	Retirement Plan
Nicholas P. Anson (4)	Supplemental	N/A	$—	$0
	Retirement Plan

(1)

Equals number of years of credited service as of December 31, 2023. Credited service under the Supplemental Retirement Plan is based on a named executive officer’s period of full time continuous covered employment after commencing participation in the Supplemental Retirement Plan.

(2)

Represents actuarial present value in accordance with the same assumptions outlined in note 14 to the Company’s audited financial statements for the year ended December 31, 2023 included in its Annual Report on Form 10-K filed with the SEC on February 16, 2024.

(3)	Includes amounts which the named executive officer is not currently entitled to receive because such amounts are not vested.
(4)	Mr. Anson does not participate in the Supplemental Retirement Plan.

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

Name	Hypothetical Single Life Annuity	Normal Retirement Date	Lump-Sum Equivalent
Howard M. Lorber	$1,051,875	January 1, 2010	$10,855,666
	$735,682	January 1, 2013	$7,121,988
Richard J. Lampen	$250,000	January 1, 2014	$2,625,275
J. Bryant Kirkland III	$202,500	January 1, 2026	$2,126,473
Marc N. Bell	$200,000	January 1, 2021	$2,100,220
Nicholas P. Anson	$—		$—

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

Payments Made Upon Termination

Regardless of the manner in which a named executive officer’s employment terminates, unless terminated for cause, he or she may be entitled to receive amounts earned during his or her term of employment. Such amounts include:

•	unpaid base salary through the date of termination;

•	any accrued and unused vacation pay;

•	any unpaid award under either the 2014 Plan or the 2023 Plan or bonus under either the 2014 Plan or 2023 Plan with respect to a completed performance period;

•	all accrued and vested benefits under the Company’s compensation and benefit programs, including the pension plan and the Supplemental Retirement Plan; and

•

with respect solely to Mr. Lorber, payment by the Company of a tax gross-up for any excise taxes and related income taxes on gross-up payments for benefits received upon termination of employment in connection with a change in control.

Payments Made Upon Involuntary Termination of Employment Without Cause or for Good Reason, Death or Disability

In the event of the termination of employment of a named executive officer by the Company without cause or by the named executive officer for good reason, or upon the death or except for Mr. Anson, the disability of a named executive officer, in addition to the benefits listed under the heading “Payments Made Upon Termination,” the named executive officer or his designated beneficiary upon his death will receive the following benefits:

•

for 36 months for Mr. Lorber or 24 months for the other named executive officers (the “Severance Period”), continued right to receive the executive’s then current-base salary and (except for Mr. Anson) the most recent bonus paid to the executive (up to the amount of the executive’s target bonus);

•

continued participation, at the Company’s expense, during the Severance Period in all employee welfare and health benefit plans, including life insurance, health, medical, dental and disability plans which cover the executive and the executive’s eligible dependents (or, if such plans do not permit the executive and his eligible dependents to participate after his termination, the Company is required to pay an amount each quarter (not to exceed $35,000 per year in the case of Messrs. Lampen, Kirkland and Bell) to keep them in the same economic position on an after-tax basis as if they had continued in such plans);

•

with respect solely to Mr. Anson, a pro-rata amount of any bonus award for which the performance period has not been completed based on 100% of the target bonus award for such period to the extent that Mr. Anson is terminated on or after July 1 of the applicable year and bonuses are otherwise paid to the management of Liggett for that year;

•

acceleration of the vesting of the named executive officer’s stock options upon death or disability and with respect solely to Mr. Lorber, upon a termination of employment without cause or resignation for good reason; and,

•	acceleration of the vesting of the named executive officer’s restricted stock awards upon death, disability, a termination of employment without cause or resignation for good reason.

Payments Made Upon a Change in Control

Howard M. Lorber

Mr. Lorber’s employment agreement has a “double-trigger” change in control provision: if his employment is terminated by the Company without cause or by Mr. Lorber for good reason within two years after a change in control (or before a change in control that actually occurs in anticipation of or at the request of a third party effectuating such a change in control), Mr. Lorber would be entitled to receive the following severance benefits:

•

a lump-sum cash payment equal to 2.99 times the sum of his base salary plus the last annual bonus earned by him (up to 100% of base salary, including any deferred amount) for the performance period immediately preceding the date of termination;

•

participation by Mr. Lorber and his eligible dependents in all welfare benefit plans in which they were participating on the date of termination until the earlier of (x) the end of the employment period under his employment agreement and (y) the date that he receives equivalent coverage and benefit under the plans and programs of a subsequent employer;

•

continued participation at the Company’s expense for 36 months in life, disability, accident, health and medical insurance benefits substantially similar to those received by Mr. Lorber and his eligible dependents prior to such termination, subject to reduction if comparable benefits are actually received from a subsequent employer; and

•	termination of certain restrictive covenants in his employment agreement, including non-competition and non-solicitation covenants.

Mr. Lorber’s unvested and outstanding equity awards will vest in full upon a change in control.

Richard J. Lampen, J. Bryant Kirkland III, Marc N. Bell and Nicholas P. Anson

While their respective employment agreements do not contain any change in control provisions, in the event of the termination of Messrs. Lampen, Kirkland, Bell and Anson by the Company without cause or by the named executive officer for good reason upon a change in control, such named executive officers would receive the same severance benefits described in the section titled “Payments Made Upon Termination” and “Payments Made Upon Involuntary Termination of Employment Without Cause or for Good Reason, Death or Disability,” above. In addition, the unvested and outstanding stock options and restricted stock granted to Messrs. Lampen, Kirkland and Bell under the 2014 Plan will vest in full upon a change in control and the unvested restricted stock held by Mr. Anson will vest in full upon a change in control.

Definition of Change in Control

Pursuant to the employment agreement between the Company and Mr. Lorber, a “change in control” is deemed to occur if:

•	a person unaffiliated with the Company acquires more than 40 percent control over its voting securities;

•

the individuals who, as of January 1, 2006, are members of the Company’s Board (the “Incumbent Board”), cease to constitute at least two-thirds of the Incumbent Board; however, a newly-elected director that was elected or nominated by two-thirds of the Incumbent Board shall be considered a member of the Incumbent Board;

•

the Company’s stockholders approve a merger, consolidation or reorganization with an unrelated entity, unless the Company’s stockholders would own at least 51 percent of the voting power of the surviving entity; the individuals who were members of the Incumbent Board constitute at least a majority of the members of the board of directors of the surviving entity; and no person (other than one of the Company’s affiliates) has beneficial ownership of 40 percent or more of the combined voting power of the surviving entity’s then outstanding voting securities;

•	the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company; or

•	the Company’s stockholders approve the sale or disposition of all or substantially all of the Company’s assets.

Definition of Termination for Cause

Under each of the employment agreements with Messrs. Lorber, Lampen, Kirkland and Bell, termination by the Company for “cause” is defined as the executive:

•	being convicted of or entering a plea of nolo contendere with respect to a criminal offense constituting a felony;

•

committing in the performance of his duties under his employment agreement one or more acts or omissions constituting fraud, dishonesty or willful injury to the Company which results in a material adverse effect on the business, financial condition or results of operations of the Company;

•	committing one or more acts constituting gross neglect or willful misconduct which results in a material adverse effect on the business, financial condition or results of operations of the Company;

•

exposing the Company to criminal liability substantially and knowingly caused by the executive which results in a material adverse effect on the business, financial condition or results of operations of the Company; or

•

failing to substantially perform his duties under his employment agreement (excluding any failure to meet any performance targets or to raise capital or any failure as a result of an approved absence or any mental or physical impairment that could reasonably be expected to result in a disability), after written warning from the Board specifying in reasonable detail the breach(es) complained of.

Under the employment agreement between Liggett and Mr. Anson, “cause” is defined as:

•

a material breach by Mr. Anson of his duties and obligations under his employment agreement which breach is not remedied to the satisfaction of the board of managers of Liggett (“Liggett Board”), within 30 days after receipt by Mr. Anson of written notice of such breach from the Liggett Board;

•	Mr. Anson’s conviction or indictment for a felony;

•

an act or acts of personal dishonesty by Mr. Anson intended to result in personal enrichment of Mr. Anson at the expense of the Company or any of its affiliates or any other material breach or violation of Mr. Anson’s fiduciary duty owed to the Company or any of its affiliates;

•	material violation of any Company or Liggett policy or the Company’s code of business conduct and ethics; or

•

any grossly negligent act or omission or any willful and deliberate misconduct by Mr. Anson that results, or is likely to result, in material economic, or other harm, to the Company or any of its affiliates (other than any act or omission by Mr. Anson if it was taken or omitted to be done by Mr. Anson in good faith and with a reasonable belief that such action or omission was in the best interests of the Company).

Definition of Termination for Good Reason

Under each of the employment agreements with Messrs. Lorber, Lampen, Kirkland and Bell, termination by the executive for “good reason” is defined as:

•

a material diminution of the executive’s duties and responsibilities provided in his employment agreement, including, without limitation, the failure to elect or re-elect the executive to his position (including with respect solely to Mr. Lorber, his position as a member of the Board) or the removal of the executive from any such position;

•	a reduction of the executive’s base salary or target bonus opportunity as a percentage of base salary or any other material breach of any material provision of his employment agreement by the Company;

•	relocation of the executive’s office from the Miami (or with respect solely to Mr. Lorber, Miami or New York City) metropolitan areas;

•

the change in the executive’s reporting relationship from direct reporting to the Board, in the case of Mr. Lorber, to the Chairman and the CEO, in the case of Mr. Lampen, or to the Chairman, CEO or the Executive Vice President and COO, in the case of Messrs. Kirkland and Bell; or

•

the failure of a successor to all or substantially all of the Company’s business or assets to promptly assume and continue his employment agreement obligations whether contractually or as a matter of law, within 15 days of such transaction.

Under the employment agreement with Mr. Anson, “good reason” exists if, without the prior written consent of Mr. Anson:

•	Mr. Anson is removed as President and Chief Operating Officer of Liggett, other than in connection with the termination of his employment;

•	a material reduction of Mr. Anson’s base salary, target annual bonus opportunity or the aggregate level of employee benefits made available in his employment agreement;

•	Mr. Anson’s duties and responsibilities at Liggett are significantly diminished or there are assigned to him duties and responsibilities materially inconsistent with his position; or

•	Mr. Anson is required to relocate more than 75 miles from Mr. Anson’s current work location.

Assumptions Regarding Post-Termination Payment Tables

The following tables were prepared as though each named executive officer’s employment was terminated on December 29, 2023 using the closing price of the Company’s Common Stock as of that day ($11.28). The amounts under the columns which reflect a change in control assume that a change in control followed by a qualifying termination of employment occurred on December 29, 2023. However, the executives’ employment was not terminated on December 29, 2023 and a change in control did not occur on that date. There can be no assurance that a termination of employment, a change in control or both would produce the same or similar results as those quantified below if either or both of these events occur on any other date or at any other price, or if any other assumption used in these estimates changes based on the facts and circumstances at the time of an actual change in control or termination of employment.

Equity-Based Assumptions

•

Stock options held by Messrs. Lorber, Lampen, Kirkland and Bell would have vested on December 29, 2023 with respect to a change in control or a termination of employment due to the executive’s death, disability, or with respect solely to Mr. Lorber, upon a termination of employment without cause or resignation for good reason. Mr. Anson did not hold any unvested stock options at December 29, 2023.

•

Restricted stock held by Messrs. Lorber, Lampen, Kirkland, Bell and Anson would have vested on December 29, 2023 with respect to a termination of employment due to the executive’s death, disability, or upon a termination of employment without cause or resignation for good reason or a change in control.

Incentive Plan Assumptions

•	All amounts under the 2014 Plan or the 2023 Plan were deemed to have been earned for 2023 in full based on actual performance and are not treated as subject to the excise tax upon a change in control.

Retirement Benefit Assumptions

•	All benefits were assumed to be payable in a single lump sum at the participant’s assumed retirement date.

Howard M. Lorber

	Termination by Company without Cause or by Named Executive Officer with Good Reason		Disability		Death		Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance	$11,568,534	(1)	$11,568,534	(1)	$11,568,534	(1)	$—	$11,529,972	(2)
Value of Accelerated Unvested Equity (3)	$18,081,000		$18,081,000		$18,081,000		$—	$18,081,000
Benefits Continuation (4)	$168,022		$168,022		$30,328		$—	$168,022
Value of Supplemental Retirement Plan (5)	$45,744,569		$45,744,569		$45,744,569		$45,744,569	$45,744,569
Excise Tax and Gross-Up	$—		$—		$—		$—	$—	(6)

(1)	Reflects the value of the sum of Mr. Lorber’s 2023 base salary ($2,018,678) and last paid bonus limited to 100% of base salary ($1,837,500) paid over a period of 36 months after termination.
(2)

Reflects the value of the sum of Mr. Lorber’s 2023 base salary ($2,018,678) and last paid bonus limited to 100% of base salary ($1,837,500) for a period of 2.99 years paid in a lump-sum payment commencing after termination.

(3)

Reflects the value of unvested restricted stock and related dividends that would have vested upon the event using the closing price of the Company’s Common Stock on December 29, 2023 ($11.28). See “Outstanding Equity Awards at December 31, 2023.”

(4)	Reflects the value of premium payments for life insurance, medical, dental and disability plans for 36 months, as applicable, at the Company’s cost, based on 2023 premiums.
(5)	Reflects the lump-sum value of the benefits accrued under the Supplemental Retirement Plan as of December 31, 2023. See “Pension Benefits at 2023 Fiscal Year End.”
(6)

Mr. Lorber is entitled to receive a tax gross-up for any excise taxes and related income taxes on gross-up payments for benefits received upon a change in control. Based on the assumptions set forth above, no excise tax would be due on a qualifying termination of Mr. Lorber’s employment in connection with a change in control.

Richard J. Lampen

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$2,340,000	$2,340,000	$2,340,000	$—	$2,340,000
Value of Accelerated Unvested Equity (2)	$5,226,300	$5,226,300	$5,226,300	$—	$5,226,300
Benefits Continuation (3)	$107,887	$107,887	$20,219	$—	$107,887
Value of Supplemental Retirement Plan (4)	$5,410,775	$5,410,775	$5,410,775	$5,410,775	$5,410,775

(1)	Reflects the value of the sum of Mr. Lampen’s 2023 base salary ($682,500) and last paid bonus limited to 75% of base salary ($487,500) paid over a period of 24 months commencing after termination.
(2)

Reflects the value of unvested restricted stock and related dividends that would have vested upon the event using the closing price of the Company’s Common Stock on December 29, 2023 ($11.28). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Reflects the value of premium payments for life insurance, medical, dental and disability plans for 24 months, as applicable, at the Company’s cost, based on 2023 premiums.
(4)	Reflects the lump-sum value of the benefits accrued under the Supplemental Retirement Plan as of December 31, 2023. See “Pension Benefits at 2023 Fiscal Year End.”

J. Bryant Kirkland III

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$1,590,795	$1,590,795	$1,590,795	$—	$1,590,795
Value of Accelerated Unvested Equity (2)	$2,880,000	$2,880,000	$2,880,000	$—	$2,880,000
Benefits Continuation (3)	$55,402	$55,402	$—	$—	$55,402
Value of Supplemental Retirement Plan (4)	$1,672,824	$1,840,106	$1,840,106	$—	$1,672,824

(1)

Reflects the value of the sum of Mr. Kirkland’s 2023 base salary ($603,750) and last paid bonus limited to 33.33% of base salary ($191,648) paid over a period of 24 months commencing after termination.

(2)

Reflects the value of unvested restricted stock and related dividends that would have vested upon the event using the closing price of the Company’s Common Stock on December 29, 2023 ($11.28). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Reflects the value of premium payments for life insurance, medical, dental and disability plans for 24 months, as applicable, at the Company’s cost, based on 2023 premiums.
(4)	Reflects the lump-sum value of the benefits accrued under the Supplemental Retirement Plan as of December 31, 2023. See “Pension Benefits at 2023 Fiscal Year End.”

Marc N. Bell

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$1,300,000	$1,300,000	$1,300,000	$—	$1,300,000
Value of Accelerated Unvested Equity (2)	$2,880,000	$2,880,000	$2,880,000	$—	$2,880,000
Benefits Continuation (3)	$136,046	$136,046	$77,406	$—	$135,406
Value of Supplemental Retirement Plan (4)	$2,609,097	$2,609,097	$2,609,097	$2,609,097	$2,609,097

(1)	Reflects the value of the sum of Mr. Bell’s 2023 base salary ($525,000) and last paid bonus limited to 25% of base salary ($125,000) paid over a period of 24 months commencing after termination.
(2)

Reflects the value of unvested restricted stock and related dividends that would have vested upon the event using the closing price of the Company’s Common Stock on December 29, 2023 ($11.28). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Reflects the value of premium payments for life insurance, medical, dental and disability plans for 24 months, as applicable, at the Company’s cost, based on 2023 premiums.
(4)	Reflects the lump-sum value of the benefits accrued under the Supplemental Retirement Plan as of December 31, 2023. See “Pension Benefits at 2023 Fiscal Year End.”

Nicholas P. Anson

	Termination by Company without Cause or by Named Executive Officer with Good Reason	Disability	Death	Termination by Company for Cause or Voluntary Termination by Named Executive Officer Without Good Reason	Termination by Company without Cause or by Named Executive Officer with Good Reason upon a Change in Control
Cash Severance (1)	$1,365,000	$—	$1,365,000	$—	$1,365,000
Value of Accelerated Unvested Equity (2)	$519,600	$519,600	$519,600	$—	$519,600
Benefits Continuation (3)	$62,417	$62,417	$55,273	$—	$62,417
Value of Retirement Benefits (4)	$—	$—	$—	$—	$—

(1)

Reflects the value of the sum of Mr. Anson’s 2023 base salary ($682,500) paid over a period of 24 months, as applicable, commencing after termination. After 12 months, Mr. Anson’s cash severance is reduced by any salary, bonus, consulting fees or other compensation earned (irrespective of when paid) from any employment or consulting work.

(2)

Reflects the value of unvested restricted stock and related dividends that would have vested upon the event using the closing price of the Company’s Common Stock on December 29, 2023 ($11.28). See “Outstanding Equity Awards at December 31, 2023.”

(3)	Reflects the value of premium payments for life insurance, medical, dental and disability plans for 24 months, as applicable, at the Company’s cost, based on 2023 premiums.
(4)	Mr. Anson is not a participant in the Supplemental Retirement Plan as of December 31, 2023.

Compensation of Directors

The compensation of the Company’s non-employee directors is designed to be fair based on the amount of work required of directors of the Company. Under our current director compensation program, each of the non-employee directors receives:

•	annual cash retainer fee of $75,000;

•	annual committee retainer fee of $5,000;

•	fees for serving as the committee chairperson of $25,000 for the corporate responsibility and nominating committee and $10,000 for each of the compensation and human capital and audit committees;

•

periodic grants of restricted shares (the Company granted 7,500 restricted shares pursuant to the 2023 Plan on August 23, 2023, vesting in two installments on each of August 23, 2024 and August 23, 2023, to its independent directors);

•	reimbursement for reasonable out-of-pocket expenses incurred in serving on the Company’s Board; and

•	access to and payment for the Company’s health, dental and standard life insurance coverage.

The table below summarizes the compensation the Company paid to the non-employee directors for the year ended December 31, 2023.

NON-EMPLOYEE DIRECTOR COMPENSATION IN FISCAL YEAR 2023

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)		Total ($)
Henry C. Beinstein (5)	$90,000	$82,275	(4)	$25,693	(1)	$199,918
Ronald J. Bernstein	$75,000	$—		$761,701	(3)	$836,701
Paul V. Carlucci (5)	$85,000	$82,275	(4)	$25,136	(1)	$194,361
Bennett S. LeBow (5)	$80,000	$82,275	(4)	$43,597	(1)	$207,822
Jean E. Sharpe (5)	$110,000	$82,275	(4)	$16,304	(1)	$210,529
Barry Watkins (5)	$80,000	$82,275	(4)	$2,321	(2)	$166,546
Wilson L. White (5)	$80,000	$82,275	(4)	$240	(2)	$164,465

(1)	Represents health and life insurance premiums paid by the Company.
(2)	Represents life insurance premiums paid by the Company.
(3)

Represents health and life insurance premiums paid by the Company and, consulting fees related to Mr. Bernstein’s service as Non-Executive Chairman of the Board of Managers of Liggett Vector Brands and as a Senior Advisor to Liggett, effective April 1, 2020.

(4)	Represents the aggregate grant date fair value of restricted stock granted under the 2014 Plan as determined in accordance with FASB ASC Topic 718.
(5)	Held 11,250 shares of unvested restricted stock at December 31, 2023.

Compensation and Human Capital Committee Interlocks and Insider Participation

No member of the Company’s compensation and human capital committee is, or has been, an employee or officer of the Company other than Ms. Sharpe who joined the compensation and human capital committee in March 2009. Ms. Sharpe retired as an officer of the Company in 1993. During 2023, (i) no member of the Company’s compensation and human capital committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K; and (ii) none of the Company’s executive officers served on the compensation and human capital committee (or other board committee performing equivalent functions or, in the absence of such committee, the board of directors) of another entity whose executive officer(s) served on the Company’s compensation and human capital committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 26, 2024, the beneficial ownership of the Company’s Common Stock, the only class of voting securities, by:

•	each person known to the Company to own beneficially more than five percent of the Common Stock;

•	each of the Company’s directors;

•	each of the Company’s named executive officers shown in the Summary Compensation Table below; and

•	all directors and executive officers as a group.

Unless otherwise indicated, each person possesses sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted, the business address of each listed beneficial owner is c/o Vector Group Ltd., 4400 Biscayne Boulevard, Miami, Florida 33137.

Name and Address of Beneficial Owner	Number of Shares	Percent of Class
BlackRock, Inc. (1) 55 East 52nd Street New York, NY 10055	21,731,548	13.80%
The Vanguard Group, Inc. (2) 100 Vanguard Blvd. Malvern, PA 19355	17,585,616	11.17%
Dr. Phillip Frost (3) 4400 Biscayne Boulevard Miami, FL 33137	14,763,520	9.38%
Capital Research Global Investors (4) 333 South Hope Street, 55th Fl, Los Angeles, CA 90071	8,307,061	5.28%
Howard M. Lorber (5) (6) (7)	8,174,993	5.15%
Richard J. Lampen (6) (7) (8) (9)	1,541,251	(	*)
Henry C. Beinstein (6) (10)	158,351	(	*)
Ronald J. Bernstein (6)	25,630	(	*)
Paul V. Carlucci (6)	30,893	(	*)
Bennett S. LeBow (6)	23,750	(	*)
Jean E. Sharpe (6) (11)	164,335	(	*)
Barry Watkins (6)	29,173	(	*)
Wilson L. White (6)	18,500	(	*)
J. Bryant Kirkland III (7) (12)	885,645	(	*)
Marc N. Bell (7) (12)	754,670	(	*)
J. David Ballard (7) (13)	73,125	(	*)
Nicholas P. Anson (14) (15)	79,728	(	*)
All directors and executive officers as a group (13 persons)	11,960,044	7.49%

(*)	The percentage of shares beneficially owned does not exceed 1% of the outstanding Common Stock.

(1)	Based on Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 23, 2024.

(2)	Based on Schedule 13G/A filed by The Vanguard Group, Inc. with the SEC on February 13, 2024.

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

(4)

Based on Schedule 13-G/A filed by Capital Research Global Investors (“CRGI”) with the SEC on February 9, 2024. CRGI is a division of Capital Research and Management Company (“CRMC”), as well as its investment management subsidiaries and affiliates Capital Bank and Trust Company, Capital International, Inc., Capital International Limited, Capital International Sarl, Capital International K.K., Capital Group Private Client Services, Inc., and Capital Group Investment Management Private Limited (together with CRMC, the “investment management entities”). CRGI’s divisions of each of the investment management entities collectively provide investment management services under the name “Capital Research Global Investors.”

(5)

Includes 4,095,463 shares (2,117,500 of which are subject to vesting restrictions) of Common Stock held directly by Mr. Lorber, 2,629,035 shares held by Lorber Alpha II Limited Partnership, a Nevada limited partnership and 19 shares in an Individual Retirement Account. Mr. Lorber’s beneficial ownership also includes 1,450,476 shares of Common Stock that may be acquired by him within 60 days upon exercise of options. Mr. Lorber exercises sole voting power and sole dispositive power over the shares of Common Stock held by the partnership and by himself. Lorber Alpha II, LLC, a Delaware limited liability company, is the general partner of Lorber Alpha II Limited Partnership. Mr. Lorber is the managing member of Lorber Alpha II, LLC. Mr. Lorber disclaims beneficial ownership of 12,502 shares of Common Stock held by Lorber Charitable Fund, which are not included. Lorber Charitable Fund is a New York not-for-profit corporation, of which family members of Mr. Lorber serve as directors and executive officers.

(6)	The named individual is a director of the Company.

(7)	The named individual is an executive officer of the Company.

(8)	Includes 6,179 shares held by Mr. Lampen’s spouse, as to which Mr. Lampen disclaims beneficial ownership.

(9)	Includes 626,250 shares subject to vesting restrictions and 362,616 shares issuable upon exercise of outstanding options to purchase Common Stock exercisable within 60 days of the April 26, 2024.

(10)	Includes 878 shares beneficially owned by Mr. Beinstein’s spouse, as to which shares Mr. Beinstein disclaims beneficial ownership.

(11)	Includes 153,085 shares held by Wisdom Living Trust, of which Ms. Sharpe is a trustee and primary beneficiary.

(12)	Includes 350,000 shares subject to vesting restrictions and 217,567 shares issuable upon exercise of outstanding options to purchase Common Stock exercisable within 60 days of April 26, 2024.

(13)	Includes 43,750 shares subject to vesting restrictions.

(14)	Includes 67,500 shares subject to vesting restrictions.

(15)	The named individual is an executive officer of the Company’s subsidiaries Liggett Vector Brands LLC and Liggett Group LLC.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (3), (4)
Equity compensation plans approved by stockholders (1)	2,767,504	$16.89	7,955,000
Equity compensation plans not approved by stockholders	—	—	—

Total	2,767,504	$16.89	7,955,000

(1)	Includes the Company’s 2014 Plan and the 2023 Plan, both of which were approved by stockholders.
(2)	Includes options to purchase shares of the Company’s Common Stock under the 2014 Plan, which was approved by stockholders.
(3)	Excludes securities reflected in first column.
(4)	All shares remaining available for future issuance relate to the 2023 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On February 18, 2020, the Company and Liggett Vector Brands entered into a letter agreement with Mr. Bernstein pursuant to which he serves as Non-Executive Chairman of the Board of Managers of Liggett Vector Brands and as a Senior Advisor to Liggett, effective April 1, 2020. The term of the letter agreement was initially for one year unless the term is terminated earlier or extended in accordance with the letter agreement. The agreement was renewed in 2023 on a month-to-month basis, subject to termination on 30 days’ notice. In such roles, Mr. Bernstein (i) provides advice and counsel regarding all aspects of the Liggett business to the senior management of Liggett, (ii) assists with special projects as requested by the senior management of the Company, (iii) continues to assist the Company with investor and stockholder engagement as well as community, customer and business relations as requested by the senior management of the Company, (iv) performs such additional duties as are customarily performed by a non-executive chairman and member of a board of managers and (v) performs such other services as the parties may mutually agree upon during the term. As compensation for these services, Mr. Bernstein receives $60,000 per month as well as access to an office, administrative support and reimbursement of expenses reasonably incurred in connection with the services, subject to existing reimbursement policy of Liggett Vector Brands. Under the letter agreement, Mr. Bernstein is also subject to perpetual confidentiality and non-disparagement covenants as well as non-solicitation and non-competition covenants that expire 24 months after receipt of the last payment under the letter agreement. Mr. Bernstein received $720,000 under the agreement in 2023.

In September 2012, the Company entered into an office lease with Frost Real Estate Holdings, LLC, an entity affiliated with Dr. Phillip Frost, who beneficially owns more than 5% of the Company’s Common Stock, to lease 12,390 square feet of space in an office building in Miami, Florida. The lease, which was extended for five years in 2023, currently provides for payments from $42,649 per month in the first year increasing to $48,470 per month in the fifth year. The rent is inclusive of operating expenses, property taxes and general parking expenses. In connection with the execution of the initial lease, the Company received the advice and opinion of a commercial real estate firm that the initial lease terms were fair and that the Company received terms favorable in the market. The Company recognized rental expense of $540,669 in 2023 associated with the lease.

Mr. Lorber serves as a consultant and a 50% owner of Open Acq LLC. During 2023, Mr. Lorber and Open Acq LLC and its affiliates received ordinary and customary insurance commissions aggregating approximately $265,713 on various insurance policies issued for the Company and its subsidiaries and investees. Open Acq LLC and its affiliates have continued to provide services to the Company in 2024.

Mr. Kirkland serves as Chairman of the Board of Directors and as President and CEO of Multi Solutions II, Inc., an approximately 53%-owned subsidiary of the Company. The Company has entered into a $700,000 credit facility, as amended, with Multi Solutions II, Inc. and, as of March 31, 2024, had advanced $659,299 under the facility, which bears interest at 11% per annum and is due December 31, 2024. As of March 31, 2024, there was accrued interest on the facility due to the Company by Multi Solutions II, Inc. of $515,122.

Mr. Kirkland serves as Chairman of the Board of Directors and as President and CEO of Multi Soft II, Inc. (OTC BB: MSOF), an approximately 54%-owned subsidiary of the Company. The Company has entered into a $700,000 credit facility, as amended, with Multi Soft II, Inc. and, as of March 31, 2024, had advanced $653,611 under the facility, which bears interest at 11% per annum and is due December 31, 2024. As of March 31, 2024, there was accrued interest on the facility due to the Company by Multi Soft II, Inc. of $503,805.

Agreements with Douglas Elliman Inc. On December 29, 2021, the Company completed the distribution of Douglas Elliman, which included the real estate services and PropTech investment business formerly owned by the Company through its subsidiary, New Valley.

The Company and Douglas Elliman entered into a Distribution Agreement and a Transition Services Agreement with respect to transition services and a number of ongoing commercial relationships. Under the Transition Services Agreement, Douglas Elliman paid the Company $4,200,000 in 2023 and $1,050,000 for the three months ended March 31, 2024.

Subject to applicable Federal Aviation Administration rules, subsidiaries of the Company have entered into dry lease agreements with Douglas Elliman and certain of its subsidiaries, pursuant to which Douglas Elliman has the right to lease on a flight-by-flight basis certain aircraft owned by subsidiaries of the Company. Douglas Elliman is required to pay the Company an hourly rental rate for each flight and fixed costs are allocated on an equitable basis. Under the agreements, Douglas Elliman paid the Company $2,237,926 in 2023 and $594,869 for the three months ended March 31, 2024.

A subsidiary of Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate projects that the Company owns an interest in through its real estate ventures. The subsidiary of Douglas Elliman has gross commissions from these projects of $1,766,477 for the year ended December 31, 2023.

The Company has agreed to indemnify Douglas Elliman for certain tax matters under the Tax Disaffiliation Agreement. The Company did not make any payments under the Tax Disaffiliation Agreement in 2023.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The audit committee reviews and approves audit and permissible non-audit services performed by Deloitte, as well as the fees charged by Deloitte for such services. In accordance with Section 10A(i) of the Securities Exchange Act, before Deloitte is engaged to render audit or non-audit services, the audit committee approves the engagement. All services provided and fees charged by Deloitte in 2023 and 2022 were pre-approved by the audit committee.

Audit Fees. The aggregate fees billed by Deloitte for professional services for the audit of the annual financial statements of the Company and its consolidated subsidiaries, audit of effectiveness of internal control over financial reporting under Sarbanes-Oxley Section 404, audits of subsidiary financial statements, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, comfort letters, consents and review of documents filed with the SEC were $3,240,394 for 2023 and $3,002,118 for 2022.

Audit-Related Fees. There were no aggregate fees billed by Deloitte for professional services for audit-related fees in 2023 and 2022.

Tax Fees. The aggregate fees billed by Deloitte for professional services for tax were $37,724 in 2023 and $33,406 in 2022. The tax services in 2023 and 2022 were for federal tax advice related to changes in the U.S. tax law related to the Tax Cuts and Jobs Act of 2017.

All Other Fees. The aggregate fees billed for other services by Deloitte were $117,635 in 2023 and $7,391 in 2022. The amounts in 2023 consisted of $110,244 related to a review of the design of the Company’s finance department organization and licensing of accounting research software. The amounts in 2022 consisted of licensing of accounting research software.

Pre-Approval Policies and Procedures

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered certified public accounting firms. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before any independent registered public accounting firm is engaged to perform it. The audit committee approved all services provided by Deloitte in 2023 and 2022.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) EXHIBITS:

(a) The following is a list of exhibits filed herewith as part of this Amendment:

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION

2.1	Distribution Agreement, originally dated as of December 21, 2021 and amended and restated as of December 28, 2021, between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.1 in Vector’s Form 8-K dated January 4, 2022).

2.2	Employee Matters Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 2.2 in Vector’s Form 8-K dated December 21, 2021).

3.1	Amended and Restated Certificate of Incorporation of Vector Group Ltd. (formerly known as Brooke Group Ltd.) (“Vector Group”) (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended September 30, 1999).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 8-K dated May 24, 2000).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2007).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vector Group Ltd. (incorporated by reference to Exhibit 3.1 in Vector’s Form 10-Q for the quarter ended June 30, 2014).

3.5	Amended and Restated By-Laws of Vector Group Ltd. (incorporated by reference to Exhibit 3.2 in Vector’s Form 8-K dated December 15, 2022).

4.1	Indenture, dated as of January 28, 2021, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 in Vector’s Form 10-K for the year ended December 31, 2022).

4.2	Pledge Agreement, dated as of January 28, 2021, between VGR Holding LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.2 in Vector’s Form 10-K for the year ended December 31, 2022).

4.3	Security Agreement, dated as of January 28, 2021, between Vector Tobacco and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.3 in Vector’s Form 10-K for the year ended December 31, 2022).

4.4	Security Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 4.4 in Vector’s Form 10-K for the year ended December 31, 2022).

4.5	Second Amended and Restated Intercreditor and Lien Subordination Agreement, dated as of January 28, 2021, among Liggett Group LLC, 100 Maple LLC, U.S. Bank National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 in Vector’s Form 10-K for the year ended December 31, 2022).

4.6	Indenture, dated as of November 2, 2018, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Vector’s Form 8-K dated November 2, 2018).

4.7	First Supplemental Indenture, dated as of November 18, 2019, among Vector Group Ltd., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 in Vector’s Form 8-K dated November 18, 2019).

4.8	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.12 in Vector’s Form 10-K for the year ended December 31, 2019).

10.1	Master Settlement Agreement made by the Settling States and Participating Manufacturers signatories thereto (incorporated by reference to Exhibit 10.1 in Philip Morris Companies Inc.’s Form 8-K dated November 25, 1998, Commission File No. 1-8940).

EXHIBIT NO.	DESCRIPTION

10.2	General Liggett Replacement Agreement, dated as of November 23, 1998, entered into by each of the Settling States under the Master Settlement Agreement, and Brooke Group Holding and Liggett (incorporated by reference to Exhibit 10.34 in Vector’s Form 10-K for the year ended December 31, 1998).

10.3	Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett and Vector and (b) Plaintiffs’ Coordinating Counsel, Participating Plaintiffs’ Counsel, and their respective clients who are plaintiffs in certain Engle Progeny Actions (incorporated by reference to Exhibit 10.18 to Vector’s Form 10-K for the year ended December 31, 2013).

10.4	Settlement Agreement as of October 22, 2013, by, between and among: (a) Liggett Group LLC and Vector, and (b) Plaintiffs’ Coordinating Counsel, The Wilner Firm, and The Wilner Firm’s clients who are plaintiffs in certain federal and state Engle Progeny Actions (incorporated by reference to Exhibit 10.19 to Vector’s Form 10-K for the year ended December 31, 2013).

10.5	Amended and Restated Employment Agreement dated as of January 27, 2006, between Vector and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 27, 2006).

10.6	Amended and Restated Executive Letter Agreement dated as of April 29, 2022 between Vector Group Ltd. and Howard M. Lorber (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the period ended March 31, 2022).

10.7	Employment Agreement, dated as of January 27, 2006, between Vector and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K dated January 27, 2006).

10.8	Amendment to the Employment Agreement dated as of February 22, 2012 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.3 in Vector’s Form 8-K/A dated February 21, 2012).

10.9	Amendment to the Employment Agreement dated January 15, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated January 14, 2021).

10.10	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Richard J. Lampen (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated December 21, 2021).

10.11	Amended and Restated Employment Agreement, dated as of January 27, 2006, between Vector and Marc N. Bell (incorporated by reference to Exhibit 10.4 in Vector’s Form 8-K dated January 27, 2006).

10.12	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Marc N. Bell (incorporated by reference to Exhibit 10.6 in Vector’s Form 8-K dated December 21, 2021).

10.13	Letter Agreement, dated as of February 18, 2020, by and among Ronald J. Bernstein, Liggett Vector Brands LLC, Vector Group Ltd. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-k dated February 18, 2020).

10.14	Amendment to Letter Agreement, dated as of February 28, 2023, by and between Vector Group Ltd. and Ronald J. Bernstein (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-K/A dated May 1, 2023).

10.15	Employment Agreement, dated as of January 27, 2006, between Vector and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated January 27, 2006).

10.16	Amendment to Employment Agreement, dated as of February 29, 2016, by and between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated February 29, 2016).

10.17	Second Amendment to Employment Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.7 in Vector’s Form 8-K dated December 21, 2021).

10.18	Executive Letter Agreement, dated as of December 21, 2021 between Vector Group Ltd. and J. Bryant Kirkland III (incorporated by reference to Exhibit 10.5 in Vector’s Form 8-K dated December 21, 2021).

10.19	Employment Agreement, dated as of March 6, 2020, by and between Liggett Vector Brands LLC and Nicholas P. Anson (incorporated by reference to Exhibit 10.22 of Vector’s Form 10-K for the period ending December 31, 2021).

10.20	Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of Vector’s Form 10-Q for the period ending June 30, 2021).

EXHIBIT NO.	DESCRIPTION

10.21	Vector Group Ltd. 2023 Management Incentive Plan (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated July 26,2023).

10.22	Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.2 of Vector’s Form 10-Q for the period ending June 30, 2021).

10.23	Non-Employee Director Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended & Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.29 in Vector’s Form 10-K for the year ended December 31, 2022).

10.24	Performance-based Restricted Shares Award Agreement Pursuant to the Vector Group Ltd. Amended and Restated 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.3 of Vector’s Form 10-Q for the period ending June 30, 2021).

10.25	Restricted Shares Award Agreement Pursuant to the 2023 Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 4.3 of Vector’s Form S-8 dated August 25, 2023).

10.26	Non-Employee Director Restricted Shares Award Agreement Pursuant to the 2023 Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 4.5 of Vector’s Form S-8 dated August 25, 2023).

10.27	Performance-based Restricted Shares Award Agreement Pursuant to the 2023 Vector Group Ltd. Management Incentive Plan (incorporated by reference to Exhibit 4.4 of Vector’s Form S-8 dated August 25, 2023).

10.28	Vector Supplemental Retirement Plan (as amended and restated April 24, 2008) (incorporated by reference to Exhibit 10.1 in Vector’s Form 10-Q for the quarter ended June 30, 2008).

10.29	Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated September 10, 2012).

10.30	First Amendment, dated as of November 12, 2012, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC. (incorporated by reference to Exhibit 10.40 of Vector’s Form 10-K dated December 31, 2012).

10.31	Second Amendment, dated as of September 1, 2017, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.32 of Vector’s Form 10-K dated December 31, 2017).

10.32	Third Amendment, dated as of January 30, 2023, to Office Lease, dated as of September 10, 2012, between Vector Group Ltd. and Frost Real Estate Holdings, LLC (incorporated by reference to Exhibit 10.38 in Vector’s Form 10-K for the year ended December 31, 2022).

10.33	Third Amended and Restated Credit Agreement, dated as of January 14, 2015, among Liggett Group LLC, 100 Maple LLC, and, upon its accession thereto pursuant to Amendment No. 4 and Joinder, Vector Tobacco Inc., the lenders party thereto from time to time and Wells Fargo Bank, National Association, as administrative and collateral agent, as amended by Amendment No. 1 to Third Amended and Restated Credit Agreement, dated as of January 27, 2017, Amendment No. 2 to Third Amended and Restated Credit Agreement, dated as of October 30, 2018, Amendment No. 3 to Third Amended and Restated Credit Agreement, dated as of October 31, 2019, and Amendment No. 4 and Joinder to Third Amended and Restated Credit Agreement, dated as of March 22, 2021 (incorporated by reference to Exhibit 10.40 in Vector’s Form 10-K for the year ended December 31, 2022).

10.34	Transition Services Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.1 in Vector’s Form 8-K dated December 21, 2021).

10.35	Tax Disaffiliation Agreement, dated as of December 21, 2021 between Vector Group Ltd. and Douglas Elliman Inc. (incorporated by reference to Exhibit 10.2 in Vector’s Form 8-K dated December 21, 2021).

21.1	Subsidiaries of Vector.*

22.1	List of Subsidiary Guarantors.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NO.	DESCRIPTION

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* **

97.1	Vector Group Ltd. Executive Compensation Clawback Policy.*

99.1	Certain Litigation Matters.*

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.*

101	Instance document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101	Schema document.

101	Labels linkbase document.

101	Presentation linkbase document.

101	Definition linkbase document.

104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Previously filed.
**

Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2024	Vector Group Ltd.
(Registrant)

	By:	/s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Chief Financial Officer and Treasurer