Form 10-Q
period 2024-03-31
VECTOR GROUP LTD
filed 2024-05-03
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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
☐ Yes ☒ No
    At April 29, 2024, Vector Group Ltd. had 157,419,093 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	March 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$332,593	$268,600
Investment securities at fair value	129,022	110,935
Accounts receivable - trade, net	24,100	26,442
Inventories	106,566	91,959
Other current assets	13,497	11,665
Total current assets	605,778	509,601
Property, plant and equipment, net	43,362	43,380
Long-term investments (includes $30,461 and $29,402 at fair value)	49,956	46,760
Investments in real estate ventures	113,563	131,497
Operating lease right-of-use assets	11,728	11,017
Intangible assets	107,511	107,511
Other assets	85,379	84,329
Total assets	$1,017,277	$934,095
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8
Current amounts due under the Master Settlement Agreement	74,503	8,812
Income taxes payable, net	15,827	717
Current operating lease liability	4,096	3,706
Other current liabilities	134,573	131,680
Total current liabilities	228,999	144,923
Notes payable, long-term debt and other obligations, less current portion	1,373,024	1,371,811
Non-current employee benefits	67,937	67,111
Deferred income taxes, net	55,642	57,970
Non-current operating lease liability	8,356	8,177
Amounts due under the Master Settlement Agreement	8,208	8,747
Other liabilities	14,175	17,170
Total liabilities	1,756,341	1,675,909
Commitments and contingencies (Note 6)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 157,419,093 and 155,978,020 shares issued and outstanding	15,742	15,598
Additional paid-in capital	11,149	11,384
Accumulated deficit	(753,031)	(755,883)
Accumulated other comprehensive loss	(12,924)	(12,913)
Total Vector Group Ltd. stockholders' deficiency	(739,064)	(741,814)
Total liabilities and stockholders' deficiency	$1,017,277	$934,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Tobacco*	$324,567	$334,145

Expenses:
Cost of sales:
Tobacco*	217,901	232,286

Operating, selling, administrative and general expenses	28,694	27,292
Litigation settlement and judgment expense	191	270
Operating income	77,781	74,297

Other income (expenses):
Interest expense	(27,449)	(27,474)
Loss on extinguishment of debt	—	(141)
Equity in earnings (losses) from investments	2,138	(159)
Equity in losses from real estate ventures	(10,721)	(1,893)
Other, net	6,385	3,620
Income before provision for income taxes	48,134	48,250
Income tax expense	13,334	13,509
Net income	$34,800	$34,741

Per basic common share:

Net income applicable to common shares	$0.22	$0.22

Per diluted common share:

Net income applicable to common shares	$0.22	$0.22

* Revenues and cost of sales include federal excise taxes of $105,823 and $117,818 for the three months ended March 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2024	2023

Net income	$34,800	$34,741

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized losses	(258)	(189)
Net unrealized losses reclassified into net income	24	224
Net unrealized (losses) gains on investment securities available for sale	(234)	35

Net change in pension-related amounts:
Amortization of loss	219	246
Net change in pension-related amounts	219	246

Other comprehensive (loss) income	(15)	281

Income tax effect on:
Change in net unrealized losses on investment securities	65	49
Net unrealized losses reclassified into net income on investment securities	(6)	(58)
Pension-related amounts	(55)	(63)
Income tax benefit (provision) on other comprehensive (loss) income	4	(72)

Other comprehensive (loss) income, net of tax	(11)	209

Comprehensive income	$34,789	$34,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	155,978,020	$15,598	$11,384	$(755,883)	$(12,913)	$(741,814)
Net income	—	—	—	34,800	—	34,800
Total other comprehensive loss	—	—	—	—	(11)	(11)
Dividends on common stock ($0.20 per share)	—	—	—	(31,948)	—	(31,948)
Restricted stock grants	1,745,000	175	(175)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(303,927)	(31)	(3,374)	—	—	(3,405)
Stock-based compensation	—	—	3,314	—	—	3,314
Balance as of March 31, 2024	157,419,093	$15,742	$11,149	$(753,031)	$(12,924)	$(739,064)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	154,840,902	$15,484	$5,092	$(812,380)	$(16,073)	$(807,877)
Net income	—	—	—	34,741	—	34,741
Total other comprehensive income	—	—	—	—	209	209
Dividends on common stock ($0.20 per share)	—	—	—	(31,764)	—	(31,764)
Restricted stock grants	1,290,000	129	(129)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(197,421)	(20)	(2,639)	—	—	(2,659)
Withholding of shares as payment of payroll tax liabilities in connection with exercise of stock options	(1,012,249)	(101)	(12,532)	—	—	(12,633)
Exercise of stock options	1,055,315	106	11,999	—	—	12,105
Stock-based compensation	—	—	2,106	—	—	2,106
Balance as of March 31, 2023	155,976,547	$15,598	$3,897	$(809,403)	$(15,864)	$(805,772)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$34,800	$34,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,633	1,692
Non-cash stock-based expense	3,314	2,106
Loss on extinguishment of debt	—	141
Deferred income taxes	(2,328)	(62)
Equity in (earnings) losses from investments	(2,138)	159
Net (gains) losses on investment securities	(1,196)	6
Equity in losses from real estate ventures	10,721	1,893
Distributions from real estate ventures	258	70
Non-cash interest expense	562	746
Non-cash lease expense	778	835
Changes in assets and liabilities:
Receivables	2,343	10,105
Inventories	(14,607)	(8,227)
Accounts payable and accrued liabilities	949	141
Amounts due under the Master Settlement Agreement	65,152	66,911
Litigation accruals	39	294
Other assets and liabilities, net	10,048	9,231
Net cash provided by operating activities	$110,328	$120,782

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from investing activities:
Sale of investment securities	$—	$9,455
Maturities of investment securities	12,272	18,459
Purchase of investment securities	(30,025)	(18,389)
Proceeds from sale or liquidation of long-term investments	2,214	—
Purchase of long-term investments	(2,000)	—
Investments in real estate ventures	(1,883)	(2,920)
Distributions from investments in real estate ventures	10,029	—
Increase in cash surrender value of life insurance policies	(692)	(272)
Increase in restricted assets	(15)	(3)
Capital expenditures	(1,565)	(5,983)
Paydowns of investment securities	21	33
Net cash (used in) provided by investing activities	(11,644)	380
Cash flows from financing activities:
Repurchase and repayments of debt	(8)	(6,700)
Borrowings under revolving credit facility	231	87,294
Repayments on revolving credit facility	(231)	(109,329)
Dividends on common stock	(31,918)	(31,680)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(3,405)	(3,188)
Net cash used in financing activities	(35,331)	(63,603)
Net increase in cash, cash equivalents and restricted cash	63,353	57,559
Cash, cash equivalents and restricted cash, beginning of period	270,106	250,374
Cash, cash equivalents and restricted cash, end of period	$333,459	$307,933

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
The unaudited, interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and, in management’s opinion, contain all adjustments, consisting only of normal recurring items, necessary for a fair statement of the results for the periods presented. Accordingly, they do not include all information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”). The consolidated results of operations for interim periods should not be regarded as necessarily indicative of the results that may be expected for the entire year.
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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS applicable to common shares was as follows:

	Three Months Ended
	March 31,
	2024	2023
Net income	$34,800	$34,741
Income attributable to participating securities	(882)	(930)
Net income available to common stockholders	$33,918	$33,811

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended
	March 31,
	2024	2023
Weighted-average shares for basic EPS	153,451,264	153,012,937
Incremental shares related to stock options and non-vested restricted stock	193,015	147,499
Weighted-average shares for diluted EPS	153,644,279	153,160,436

The following non-vested restricted stock was outstanding during the three months ended March 31, 2024 and 2023, respectively, and was not included in the computation of diluted EPS because the impact of the per share expense associated

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

with the non-vested restricted stock was greater than the average market price of the common shares during the respective periods.

	Three Months Ended
	March 31,
	2024	2023
Weighted-average shares of non-vested restricted stock	9,011	366,667
Weighted-average expense per share	$12.90	$12.90

(d)Other, net:

Other, net consisted of:

	Three Months Ended
	March 31,
	2024	2023
Interest and dividend income	$5,459	$3,935
Net gains (losses) recognized on investment securities	1,196	(6)
Net periodic benefit cost other than the service costs	(268)	(339)
Other income	(2)	30
Other, net	$6,385	$3,620

(e)Other Assets:

Other assets consisted of:

	March 31, 2024	December 31, 2023
Restricted assets	$978	$1,619
Prepaid pension costs	46,008	45,292
Other assets	38,393	37,418
Total other assets	$85,379	$84,329

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)Other Current Liabilities:

Other current liabilities consisted of:

	March 31, 2024	December 31, 2023
Accounts payable	$12,286	$6,749
Accrued promotional expenses	47,210	51,146
Accrued excise and payroll taxes payable, net	15,545	13,144
Accrued interest	31,078	30,041
Accrued salaries and benefits	4,341	10,952
Allowance for sales returns	12,943	12,675
Other current liabilities	11,170	6,973
Total other current liabilities	$134,573	$131,680
(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$332,593	$268,600
Restricted cash and cash equivalents included in other assets	866	1,506
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$333,459	$270,106
(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 under the Transition Services Agreement and $595 under the Aircraft Lease Agreements for the three months ended March 31, 2024 and $1,050 and $562 for the three months ended March 31, 2023, respectively.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions from these projects of approximately $1,224 and $842 for the three months ended March 31, 2024 and 2023, respectively.
(i)New Accounting Pronouncements:

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

SEC Rule Changes:
On March 6, 2024, the SEC passed rule changes that will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. On April 4, 2024, the SEC voluntarily stayed the rules pending the resolution of certain legal challenges. The Company is currently evaluating the impact of the rule changes.

2.    INVENTORIES

Inventories consisted of:

	March 31, 2024	December 31, 2023
Leaf tobacco	$58,480	$46,190
Other raw materials	9,562	9,372
Work-in-process	717	814
Finished goods	68,519	65,295
Inventories at current cost	137,278	121,671
LIFO adjustments:
Leaf tobacco	(20,691)	(19,941)
Other raw materials	(2,411)	(2,411)
Work-in-process	(105)	(105)
Finished goods	(7,505)	(7,255)
Total LIFO adjustments	(30,712)	(29,712)
	$106,566	$91,959

All inventories as of March 31, 2024 and December 31, 2023 are reported under the LIFO method.

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $23,462 and $22,988 as of March 31, 2024 and December 31, 2023, respectively. Federal excise tax capitalized in inventory was $25,156 and $25,151 as of March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, Liggett had tobacco purchase commitments of approximately $11,641. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2025.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	March 31, 2024	December 31, 2023
Debt securities available for sale	$91,157	$73,225

Equity securities at fair value:
Marketable equity securities	14,139	14,286
Mutual funds invested in debt securities	23,726	23,424
Long-term investment securities at fair value (1)	30,461	29,402
Total equity securities at fair value	68,326	67,112

Total investment securities at fair value	159,483	140,337
Less:
Long-term investment securities at fair value (1)	30,461	29,402
Current investment securities at fair value	$129,022	$110,935

Long-term investment securities at fair value (1)	$30,461	$29,402
Equity-method investments	19,495	17,358
Total long-term investments	$49,956	$46,760

Equity securities and other long-term investments at cost (2)	$7,555	$7,555
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

Net gains (losses) recognized on investment securities were as follows:

	Three Months Ended
	March 31,
	2024	2023
Net gains recognized on equity securities	$1,220	$218
Net gains (losses) recognized on debt securities available for sale	1	(180)
Impairment expense	(25)	(44)
Net gains (losses) recognized on investment securities	$1,196	$(6)
(a) Debt Securities Available for Sale:
The components of debt securities available for sale as of March 31, 2024 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$91,101	$56	$—	$91,157

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of debt securities available for sale as of March 31, 2024.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. government securities	$64,074	$38,838	$25,236	$—
Corporate securities	9,327	9,327	—	—
U.S. mortgage-backed securities	13,300	13,169	131	—
Commercial paper	4,456	4,456	—	—
Total debt securities available for sale by maturity dates	$91,157	$65,790	$25,367	$—

The components of debt securities available for sale at December 31, 2023 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$72,939	$286	$—	$73,225

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater as of March 31, 2024 and December 31, 2023, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended
	March 31,
	2024	2023
Gross realized gains on sales	$1	$4
Gross realized losses on sales	—	(184)
Net gains (losses) recognized on debt securities available for sale	$1	$(180)

Impairment expense	$(25)	$(44)

Although management does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains recognized in net income on equity securities at fair value during the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended
	March 31,
	2024	2023
Net gains recognized on equity securities	$1,220	$218
Less: Net gains recognized on equity securities sold	95	116
Net unrealized gains recognized on equity securities still held at the reporting date	$1,125	$102

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 8. Their fair values are based on quoted prices for identical assets in active markets or inputs that

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $303 related to long-term investment securities at fair value as of March 31, 2024.
The Company received $2,214 of cash distributions for the three months ended March 31, 2024 and no cash distributions for the three months ended March 31, 2023. The Company recorded $88 of in-transit redemptions as of March 31, 2024. The Company classified all cash distributions as investing cash inflows.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	March 31, 2024	December 31, 2023
Mutual fund and hedge funds	$19,495	$17,358

On March 31, 2024, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 7.84% to 38.92%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

Equity in earnings (losses) from investments were:

	Three Months Ended
	March 31,
	2024	2023
Mutual fund and hedge funds	$2,138	$(159)

(d) Equity Securities and Other Long-Term Investments Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities and other long-term investments without readily determinable fair values that do not qualify for the NAV practical expedient consisted of profit participation agreements and investments in various limited liability companies. The total carrying value of these investments without readily determinable fair values that do not qualify for the NAV practical expedient was $7,555 as of March 31, 2024 and December 31, 2023, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three months ended March 31, 2024 and 2023, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

4. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	March 31, 2024	December 31, 2023
Condominium and Mixed-Use Development	4.1% - 77.8%	$91,113	$108,334
Apartment Buildings	1.5% - 50.0%	6,827	7,791
Hotels	0.4% - 49.0%	30	138
Commercial	1.6% - 49.0%	15,593	15,234
Investments in real estate ventures		$113,563	$131,497
_____________________________
(1) The Range of Ownership reflects New Valley’s estimated current ownership percentage. New Valley’s actual ownership percentage as well as the percentage of earnings and cash distributions may ultimately differ because of a number of factors including potential dilution, financing or admission of additional partners.

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2024	2023
Condominium and Mixed-Use Development	$1,577	$2,862
Apartment Buildings	249	58
Hotels	57	—
Total contributions	$1,883	$2,920

For ventures where New Valley previously held an investment and made an additional contribution, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the three months ended March 31, 2024 and 2023. New Valley’s direct investment percentage in its existing ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Three Months Ended
	March 31,
	2024	2023
Condominium and Mixed-Use Development	$10,029	$—
Commercial	258	70
Total distributions	$10,287	$70

Of the distributions received by New Valley from its investment in real estate ventures, $258 and $70 were from distributions of earnings for the three months ended March 31, 2024 and 2023, respectively, and $10,029 was a return of capital for the three months ended March 31, 2024. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Equity in Earnings (Losses) from Real Estate Ventures:

New Valley recognized equity in losses from real estate ventures as follows:

	Three Months Ended
	March 31,
	2024	2023
Condominium and Mixed-Use Development	$(9,961)	$646
Apartment Buildings	(1,214)	(1,199)
Hotels	(163)	(1,924)
Commercial	617	584
Equity in losses from real estate ventures	$(10,721)	$(1,893)

The Company recorded impairment expense of $7,030 for the three months ended March 31, 2024. The expense related to two ventures, which were condominium and mixed-use development ventures. The Company recorded impairment expense of $1,202 for the three months ended March 31, 2023, which related to one hotel venture. These ventures were recorded at fair value when the impairment charges were recorded.

VIE Consideration:

The Company has determined that the entities in the real estate ventures were variable interest entities (“VIEs”) and New Valley was not the primary beneficiary. Therefore, New Valley’s investment in such real estate ventures has been accounted for under the equity method of accounting.

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

March 31, 2024
Condominium and Mixed-Use Development	$91,113
Apartment Buildings	6,827
Hotels	30
Commercial	15,593
Total maximum exposure to loss	$113,563

New Valley capitalized $1,191 and $1,056 of interest costs into the carrying value of its ventures whose projects were currently under development for the three months ended March 31, 2024 and 2023, respectively.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	March 31, 2024	December 31, 2023
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $1,588 and $1,719	517,104	516,973
Liggett:
Equipment loans	—	8
Notes payable, long-term debt and other obligations	1,392,104	1,391,981
Less:
Debt issuance costs	(19,080)	(20,162)
Total notes payable, long-term debt and other obligations	1,373,024	1,371,819
Less:
Current maturities	—	(8)
Amount due after one year	$1,373,024	$1,371,811

5.75% Senior Secured Notes due 2029 — Vector:
As of March 31, 2024, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
10.5% Senior Notes due 2026 — Vector:
In March 2023, the Company repurchased in the market $6,660 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a loss of $141 associated with the repurchase. The 10.5% Senior Notes that were repurchased have been retired.
As of March 31, 2024, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
Revolving Credit Agreement — Liggett:
Liggett, 100 Maple LLC (“Maple”), a subsidiary of Liggett, and Vector Tobacco are party to the Credit Agreement with Wells Fargo, as agent and lender, which provides a maximum credit line of $90,000 and matures on March 22, 2026.
Loans under the Credit Agreement bear interest at a rate equal to, at the borrower’s option, (a) the base rate, (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%, where “SOFR” means the Secured Overnight Financing Rate. The interest rate as of March 31, 2024 was 7.56%. An unused line fee is also payable on the average undrawn commitments at a rate of 0.25%, regardless of the amount borrowed under the facility.
As of March 31, 2024, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $89,600 based on eligible collateral on March 31, 2024. As of March 31, 2024, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Non-Cash Interest Expense — Vector:

	Three Months Ended
	March 31,
	2024	2023
Amortization of debt discount, net	$131	$117
Amortization of debt issuance costs	1,133	1,068
Loss on repurchase of 10.5% Senior Notes	—	108
Total non-cash interest expense	$1,264	$1,293

Fair Value of Notes Payable and Long-Term Debt:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
5.75% Senior Secured Notes due 2029	$875,000	$810,924	$875,000	$800,126
10.5% Senior Notes due 2026	517,104	522,422	516,973	522,194
Liggett and other	—	—	8	8
Notes payable and long-term debt	$1,392,104	$1,333,346	$1,391,981	$1,322,328

Notes payable and long-term debt are recorded on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 8 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of March 31, 2024 to determine the fair value of its publicly traded notes and debentures. The carrying value of the Credit Agreement is equal to fair value. The fair value of the equipment loans was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

6.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the three months ended March 31, 2024 and 2023, Liggett incurred tobacco product liability legal expenses and costs totaling $2,118 and $2,173, respectively. Legal defense costs are expensed as incurred.

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
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of March 31, 2024, there are no litigation bonds posted.
Accounting Policy. The Company and its subsidiaries record provisions in their consolidated financial statements for pending litigation when they determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. At the present time, while it is reasonably possible that an unfavorable outcome in a case may occur, except as discussed in this Note 6: (i) management has concluded that it is not probable that a loss has been incurred in any of the pending tobacco-related cases; or (ii) management is unable to reasonably estimate the possible loss or range of loss that could result from an unfavorable outcome of any of the pending tobacco-related cases and, therefore, management has not provided any amounts in the condensed consolidated financial statements for unfavorable outcomes, if any.
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
Individual Actions
As of March 31, 2024, there were 85 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Massachusetts	43
Illinois	20
Florida	8
Nevada	4
Oregon	4
Louisiana	2
New Mexico	2
Hawaii	1
California	1
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. Many were overturned on appeal. As of March 31, 2024, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts.
There have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. Several of the adverse verdicts were overturned on appeal and new trials were ordered. In certain cases, the judgments were entered jointly and severally with other defendants and Liggett faces the risk that one or more co-defendants decline or otherwise fail to participate in the bonding required for an appeal or to pay their proportionate or jury-allocated share of a judgment. As a result, under certain circumstances, Liggett may have to pay more than its proportionate share of any bonding or judgment related amounts. Except as discussed in this Note 6, management is unable to estimate the possible loss or range of loss from the remaining Engle progeny cases as there are currently multiple defendants in each case, except as discussed herein and, in most of the remaining cases, discovery has not occurred or is limited. As a result, the Company lacks information about whether plaintiffs are in fact Engle class members, the relevant smoking history, the nature of the alleged injury and the availability of various defenses, among other things. Further, plaintiffs typically do not specify the amount of their demand for damages.
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
Liggett subsequently entered into two separate settlement agreements with a total of 152 Engle progeny plaintiffs where Liggett paid a total of $23,150. On an individual basis, Liggett settled an additional 214 Engle progeny cases for approximately $8,400.
As of March 31, 2024, 9 Engle progeny cases, on behalf of 12 plaintiffs, remain pending in state court. Therefore, the Company and Liggett may still be subject to periodic adverse judgments which could have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Judgments Paid in Engle Progeny Cases.
As of March 31, 2024, Liggett paid $40,111, including interest and attorneys’ fees, to satisfy the judgments in the following Engle progeny cases: Lukacs, Campbell, Douglas, Clay, Tullo, Ward, Rizzuto, Lambert, Buchanan and Santoro.
Liggett Only Cases
As of March 31, 2024, there were four cases pending where Liggett is the sole defendant: Cowart, Cunningham and Siler are Individual Actions and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase.
Upcoming Trials
As of March 31, 2024, there were six Individual Actions, (Cain, Gerace, Goodwin, Kanuha, Lane and Malevitis) scheduled for trial through March 31, 2025, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Class Actions
As of March 31, 2024, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions
As of March 31, 2024, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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
Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.6% of the total cigarettes sold in the United States in the first three months of 2024. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. On December 28, 2023, Liggett and Vector Tobacco pre-paid $263,000 of their approximate $277,000 2023 MSA obligation. The remaining balance of $14,489 was paid in April 2024.

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
To date, the PMs, have settled the NPM Adjustment dispute with 41 states and territories representing approximately 82% of the MSA allocable share. As a result of the settlements, Liggett and Vector Tobacco reduced cost of sales for the three months ended March 31, 2024 and 2023 by $4,600 and $3,585, respectively. Liggett and Vector Tobacco may be entitled to further adjustments. As of March 31, 2024, Liggett and Vector Tobacco had accrued approximately $8,208 related to the disputed amounts withheld from the non-settling states for 2005 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2024 was as follows:

	Current Liabilities			Non-Current Liabilities
	Amounts due under Master Settlement Agreement	Litigation Accruals	Total	Amounts due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2024	$8,812	$351	$9,163	$8,747	$13,885	$22,632
Expenses	64,056	191	64,247	—	—	—
NPM Settlement adjustment	(5)	—	(5)	(164)	—	(164)
Change in MSA obligations capitalized as inventory	474	—	474	—	—	—
Payments		(596)	(596)	—	—	—
Reclassification to/(from) non-current liabilities	375	3,735	4,110	(375)	(3,735)	(4,110)
Interest on withholding	791	161	952	—	283	283
Balance as of March 31, 2024	$74,503	$3,842	$78,345	$8,208	$10,433	$18,641
The activity in the Company’s accruals for the MSA and tobacco litigation for the three months ended March 31, 2023 was as follows:

	Current Liabilities			Non-Current Liabilities
	Amounts due under Master Settlement Agreement	Litigation Accruals	Total	Amounts due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2023	$14,838	$296	$15,134	$11,116	$16,117	$27,233
Expenses	67,027	270	67,297	—	—	—
NPM Settlement adjustment	—	—	—	(311)	—	(311)
Change in MSA obligations capitalized as inventory	195	—	195	—	—	—
Payments	—	(435)	(435)	—	—	—
Reclassification to/(from) non-current liabilities	1,635	3,707	5,342	(1,635)	(3,707)	(5,342)
Interest on withholding	—	17	17	—	442	442
Balance as of March 31, 2023	$83,695	$3,855	$87,550	$9,170	$12,852	$22,022

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

7.    INCOME TAXES

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
The Company’s income tax expense consisted of the following:

	Three Months Ended
	March 31,
	2024	2023
Income before provision for income taxes	$48,134	$48,250
Income tax expense using estimated annual effective income tax rate	13,334	13,509
Income tax expense	$13,334	$13,509

There were no discrete items for the three months ended March 31, 2024 and 2023.

8.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Fair Value Measurements as of March 31, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$264,662	$264,662	$—	$—

Commercial paper (1)	53,783	—	53,783	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	14,139	14,139	—	—
Mutual funds invested in debt securities	23,726	23,726	—	—
Total equity securities at fair value	37,865	37,865	—	—
Debt securities available for sale
U.S. government securities	64,074	—	64,074	—
Corporate securities	9,327	—	9,327	—
U.S. government and federal agency	13,300	—	13,300	—
Commercial paper	4,456	—	4,456	—
Total debt securities available for sale	91,157	—	91,157	—

Total investment securities at fair value	129,022	37,865	91,157	—

Long-term investments
Long-term investment securities at fair value (2)	30,461	—	—	—
Total	$477,928	$302,527	$144,940	$—

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

	Fair Value Measurements as of December 31, 2023
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of March 31, 2024 and December 31, 2023, respectively, except for investments in real estate ventures that were impaired as of March 31, 2024 and December 31, 2023.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s investments in real estate ventures subject to nonrecurring fair value measurements are as follows:

		Fair Value Measurement Using:
	Three months ended March 31, 2024		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Impairment Charge	Total

Assets:
Investments in real estate ventures	$7,030	$—	$—	$—	$—

The Company estimated the fair value of its investments in real estate ventures using observable inputs such as market pricing based on recent events, however, significant judgment was required to select certain inputs from observed market data. The decline in the investments in real estate ventures was attributed to the projected asset value relative to the outstanding debt balance of the respective real estate ventures. The $7,030 of impairment charges were included in equity in earnings from real estate ventures for the three months ended March 31, 2024.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    SEGMENT INFORMATION

The Company’s business segments for the three months ended March 31, 2024 and 2023 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three months ended March 31, 2024 and 2023 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended March 31, 2024
Revenues	$324,567		$—	$—	$324,567
Operating income (loss)	82,999	(1)	(29)	(5,189)	77,781
Equity in losses from real estate ventures	—		(10,721)	—	(10,721)
Depreciation and amortization	1,312		—	321	1,633
Capital expenditures	1,543		—	22	1,565

Three months ended March 31, 2023
Revenues	$334,145		$—	$—	$334,145
Operating income (loss)	78,599	(2)	62	(4,364)	74,297
Equity in losses from real estate ventures	—		(1,893)	—	(1,893)
Depreciation and amortization	1,377		—	315	1,692
Capital expenditures	5,983		—	—	5,983

(1) Operating income includes $169 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $191 of litigation settlement and judgment expense.
(2) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $270 of litigation settlement and judgment expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2023 and Notes thereto, included in our 2023 Annual Report on Form 10-K, and our condensed consolidated financial statements and related Notes as of and for the quarterly periods ended March 31, 2024 and 2023.

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

Recent Developments
Graphic Health Warning Labels. In March 2024, the U.S. Court of Appeals ruled that FDA’s required graphic warning labels did not violate the First Amendment, overturning a December 2022 district court ruling.
The Court of Appeals returned the case to the trial court in Texas to assess whether the FDA rule violated federal administrative law.
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended March 31, 2024, approximately 21% of our cigarette unit sales were menthol flavored. FDA had been expected to adopt a final rule in 2024. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against FDA’s menthol regulation, the effective date may be extended further. On April 26, 2024, U.S. Department of Health and Human Services Secretary Xavier Becerra announced an indefinite delay in the publication of a final rule banning menthol cigarettes. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, or whether it will have a material adverse effect on Liggett or Vector Tobacco.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three months ended March 31, 2024 and 2023 were Tobacco and Real Estate. The Tobacco segment consisted of the manufacture and sale of cigarettes. The Real Estate segment includes our investment in New Valley, which includes investments in real estate ventures.

	Three Months Ended
	March 31,
	2024		2023
Revenues:
Tobacco	$324,567		$334,145
Operating income (loss):
Tobacco	$82,999	(1)	$78,599	(2)
Real estate	(29)		62
Corporate and Other	(5,189)		(4,364)
Total operating income	$77,781		$74,297
(1) Operating income includes $169 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $191 of litigation settlement and judgment expense.
(2) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $270 of litigation settlement and judgment expense.

Pricing actions

Since January 1, 2023, Liggett has taken the following pricing actions.

		Brand
	Amount per pack	Montego	Eagle 20’s	Pyramid	Liggett Select, Eve and Grand Prix

January 27, 2023 (1)	0.16	—	✓	✓	✓
January 27, 2023 (1)	0.10	✓	—	—	—
April 28, 2023 (1)	0.16	✓	✓	✓	—
April 28, 2023 (1)	0.20	—	—	—	✓
August 25, 2023 (1)	0.10	✓	—	—	—
August 25, 2023 (1)	0.16	—	✓	✓	—
August 25, 2023 (1)	0.20	—	—	—	✓
January 26, 2024 (1)	0.14	✓	—	—	—
January 26, 2024 (1)	0.17	—	✓	✓	—
January 26, 2024 (1)	0.30	—	—	—	✓
April 26, 2024 (1)	0.12	✓	—	—	—
April 26, 2024 (1)	0.17	—	✓	✓	—
April 26, 2024 (1)	0.30	—	—	—	✓
(1) List price increase

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Revenues. Total revenues were $324,567 for the three months ended March 31, 2024 compared to $334,145 for the three months ended March 31, 2023. The $9,578 (2.9%) decline in revenues was due to a $9,578 decline in Tobacco revenues.
Cost of sales. Total cost of sales was $217,901 for the three months ended March 31, 2024 compared to $232,286 for the three months ended March 31, 2023. The $14,385 (6.2%) decline in cost of sales was due to a $14,385 decline in Tobacco cost of sales.
Expenses. Operating expenses were $28,885 for the three months ended March 31, 2024 compared to $27,562 for the three months ended March 31, 2023. The $1,323 (4.8%) increase was due to an $825 increase in Corporate and Other expense, a $407 increase in Tobacco expenses, and a $91 increase in Real Estate expenses.
Operating income. Operating income was $77,781 for the three months ended March 31, 2024 compared to $74,297 for the three months ended March 31, 2023 because of an increase in Tobacco operating income of $4,400, partially offset by an increase in Real Estate operating loss of $91 and an increase in Corporate and Other operating loss of $825.
Other expenses. Other expenses were $29,647 for the three months ended March 31, 2024 compared to $26,047 for the three months ended March 31, 2023. For the three months ended March 31, 2024, other expenses primarily consisted of interest expense of $27,449 and equity in losses from real estate ventures of $10,721. This was offset by other income of $6,385 and equity in earnings from investments of $2,138. For the three months ended March 31, 2023, other expenses primarily consisted of interest expense of $27,474, equity in losses from real estate ventures of $1,893, equity in losses from investments of $159, and a loss of $141 recognized on the repurchase of the 10.5% Senior Notes. This was offset by other income of $3,620.
Income before provision for income taxes. Income before income taxes was $48,134 and $48,250 for the three months ended March 31, 2024 and 2023, respectively.
Income tax expenses. Income tax expenses were $13,334 for the three months ended March 31, 2024 compared to income tax expense of $13,509 for the three months ended March 31, 2023. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and any tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.

Tobacco.
Tobacco revenues. All our Tobacco sales were in the discount category in 2024 and 2023. For the three months ended March 31, 2024, Tobacco revenues were $324,567 compared to $334,145 for the three months ended March 31, 2023. Revenues declined by $9,578 (2.9%) due primarily to a 10.5% (248 million units) decline in unit sales volume and changes in sales mix from the volume increase in Montego and volume declines in our other brands priced in the traditional discount category, partially offset by price increases.
Montego is our largest brand and has increased to approximately 69% of Liggett’s total unit sales for the three months ended March 31, 2024 from approximately 59% for the three months ended March 31, 2023. While previously our strategy for Montego has been focused on volume growth, since the third quarter of 2022, we have been transitioning Montego to an income-based growth strategy through price increases. See “Pricing actions” in Item 2 of the MD&A.
Eagle 20’s is our second-largest brand and its percentage of Liggett’s total unit sales declined to approximately 20% for the three months ended March 31, 2024 from approximately 29% for the three months ended March 31, 2023. Pyramid, Liggett’s third-largest brand, declined slightly to 7% of Liggett’s total unit sales for the three months ended March 31, 2024 compared to 8% for the three months ended March 31, 2023.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	March 31,
	2024		2023

Manufacturing overhead, raw materials and labor	$37,167		$37,174
Customer shipping and handling	1,937		2,123
Federal excise taxes, net	105,823		117,818
FDA expense	9,087		8,455
MSA expense, net of market share exemption	63,887	(1)	66,716	(2)
Total cost of sales	$217,901		$232,286
(1) Includes $169 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
(2) Includes $311 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense declined to $0.54 per pack for the three months ended March 31, 2024 from our estimate of $0.57 per pack for the three months ended March 31, 2023. (We estimated our MSA expense was $0.56 per pack for the year ended December 31, 2023.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable cigarette shipments, which declined by 8.6% in 2023. As of March 31, 2024, we estimate taxable shipments in the U.S. will decline by 8.0% in 2024 compared to our estimate as of March 31, 2023 of a decline of 7.5% in 2023. We estimate our 2024 projected annual MSA expense changes by approximately $1,600 for each 1% change in U.S. shipment volumes.
Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, decreased to 5.6% for the three months ended March 31, 2024 from 5.7% for the three months ended March 31, 2023. We believe market share, computed on a wholesale basis, may be affected by irregular industry wholesaler purchasing patterns.
The inflation rate also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of March 31, 2024, Liggett’s management assumed an inflation adjustment to MSA expense of 3.5% compared to an assumption of 5.0% as of March 31, 2023. (The actual inflation adjustment to the MSA in 2023 was 4.7%.) Our annual MSA expense increases by approximately $2,500 for each 1% increase in the inflation rate of more than 3%.

In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. Prior to 2021, Liggett’s raw material costs were relatively flat and had not been impacted by inflation due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation. Since 2021, leaf tobacco and other raw materials costs have been rising. During the three months ended March 31, 2024, Liggett experienced a 5.3% year over year increase in leaf tobacco and raw materials (on a per-unit basis) compared to a 17.1% year over year increase in leaf tobacco and raw materials during the three months ended March 31, 2023. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced an 11.2% year over year increase in production costs (on a per-unit basis) during the three months ended March 31, 2024, compared to a 10.9% year over year increase in production costs during the three months ended March 31, 2023. While inflationary pressures continue to persist in the marketplace, we believe the cost increases of leaf tobacco and raw materials are stabilizing. The cost of leaf and raw materials represented approximately 10.0% and 9.5% of Liggett’s cost of sales for the three months ended March 31, 2024 and 2023, respectively.
Tobacco cost of sales was reduced by litigation settlements associated with the MSA expense of $169 during the three months ended March 31, 2024, compared to a reduction of $311 during the three months ended March 31, 2023. The decline in settlements increased the change in cost of sales by $142 from the three months ended March 31, 2023 compared to the three months ended March 31, 2024.
Tobacco gross profit was $106,666 for the three months ended March 31, 2024 compared to $101,859 for the three months ended March 31, 2023, an increase of $4,807 (4.7%). This increase in gross profit for the three months ended March 31, 2024 was primarily attributable to increases in net pricing and lower per-unit MSA costs offset by a 10.5% decline in unit sales. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin increased to 48.8% for the three months ended March 31, 2024 from 47.1% for the three months ended March 31, 2023.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $23,476 for the three months ended March 31, 2024 compared to $22,990 for the three months ended March 31, 2023. The increase of $486 was primarily due to increases in sales force and other compensation expenses, partially offset by decreases in travel and professional fees in 2024. Travel expenses for the three months ended March 31, 2024 declined from the prior year period because of the absence of our triennial sales conference in 2024. Tobacco product liability legal expenses, including settlements and judgments, were $2,118 and $2,173 for the three months ended March 31, 2024 and 2023, respectively.
Tobacco operating income. Tobacco operating income was $82,999 for the three months ended March 31, 2024 compared to $78,599 for the three months ended March 31, 2023. The increase of $4,400 (5.6%) was primarily attributable to increased gross profit offset by increased operating, selling, general and administrative expenses.
Real Estate.
Real Estate operating (loss) income. The Real Estate segment operating loss was $29 for the three months ended March 31, 2024 compared to operating income of $62 for the three months ended March 31, 2023.
Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $5,189 for the three months ended March 31, 2024 compared to $4,364 for the same period in 2023. The increase was primarily attributable to increased non-cash stock compensation.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of March 31, 2024:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of March 31, 2024	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date
Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$10,075	$(4,413)	$5,662	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,646)	6,646	—	—	160,000	SF	—		70	R	October 2015	Completed
West Hollywood Edition (9040 Sunset Boulevard) (3)	West Hollywood, CA	October 2014	48.5%	18,673	(18,941)	(268)	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	16.8%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.4%	9,145	(9,145)	—	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.7%	10,692	(4,952)	5,740	—	—	SF	76,919	SF	15	R	July 2021	Completed
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	4,128	22,226	—	472,000	SF	15,000	SF	234	R	April 2020	November 2024
The Brooklyn Tower (9 DeKalb Avenue)	Brooklyn, NY	April 2019	4.1%	5,000	(5,000)	—	—	450,000	SF	120,000	SF	540	R	March 2019	December 2024
Natura Gardens (17351 NW 94th Court)	Miami, FL	December 2019	77.8%	(1,143)	1,143	—	—	460,000	SF	—		460	R	December 2019	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	(3,688)	3,688	—	—	58,000	SF	—		15	R	October 2020	Completed
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	3,117	410	3,527	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	39.9%	27,366	4,341	31,707	—	335,000	SF	8,000	SF	502	R	July 2022	November 2025
3621 Collins Ave (4)	Miami Beach, FL	March 2022	1.0%	800	—	800	—	TBD						TBD	TBD
Alchemy Nash Square (303 S. Dawson St)	Raleigh, NC	June 2022	60.2%	7,500	910	8,410	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,084	149	4,233	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,406	399	4,805	—	TBD						TBD	TBD
353 6th Ave	Brooklyn, NY	January 2023	26.8%	700	41	741	—	5,360	SF	—		4	R	April 2023	October 2024
1717 N. Flagler Drive (4)	West Palm Beach, FL	June 2023	TBD	2,500	—	2,500	—
20 N. Ocean Blvd (4)	Pompano Beach, FL	June 2023	TBD	2,500	—	2,500	—
Banyan Cay	West Palm Beach, FL	December 2023	13.5%	3,983	78	4,061	—	187,000	SF	—		150 232	H R	July 2024	December 2025
Condominium and Mixed-Use Development				$124,797	$(28,153)	$96,644	$—

The Park (500 Broadway)	Santa Monica, CA	March 2017	1.5%	$1,270	$(1,270)	$—	$—	245,000	SF	49,000	SF	249	R	N/A	Completed
Riverchase Landing	Hoover, AL	October 2021	50.0%	11,600	(4,773)	6,827	—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$12,870	$(6,043)	$6,827	$—

215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,270)	1,270	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(6,048)	—	—	52	Acres	—		101	H	N/A	N/A
The Thompson Central Park (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(969)	31	—	470,000	SF	—		587 99	H R	May 2020	Completed
Hotels				$5,778	$(5,747)	$31	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$12,270	$(5,530)	$6,740	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	2,412	6,441	8,853	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$14,682	$911	$15,593	$—

Total Carrying Value				$158,127	$(39,032)	$119,095	$—

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
(3) Equity in losses more than the joint ventures' carrying value were $268 as of March 31, 2024, and are classified in Other current liabilities on the condensed consolidated balance sheets.
(4) The 3621 Collins Ave, 1717 N. Flagler Drive and 20 N. Ocean Blvd ventures are measured at cost, less impairment, following the guidance under ASC 821. The investments are included in Other Assets on the condensed consolidated balance sheets.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in “Carrying Value as of March 31, 2024” were $11,781. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the three months ended March 31, 2024, New Valley capitalized $1,191 of interest costs and utilized (reversed) $4,409 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $63,353 and $57,559 for the three months ended March 31, 2024 and 2023, respectively.
Cash provided by operations was $110,328 and $120,782 for the three months ended March 31, 2024 and 2023, respectively. The difference related primarily to changes in working capital in our tobacco segment related to the timing of inventory purchases and collection of trade receivables.
Cash used in investing activities was $11,644 for the three months ended March 31, 2024 and cash provided by investing activities was $380 for the three months ended March 31, 2023. In the first three months of 2024, cash used in investing activities was for the purchase of investment securities of $30,025, purchase of long-term investments of $2,000, investments in real estate ventures of $1,883, capital expenditures of $1,565, an increase in cash surrender value of life insurance policies of $692, and an increase in restricted assets of $15. This was offset by maturities of investment securities of $12,272, distributions from investments in real estate ventures of $10,029, proceeds from the sale or liquidation of long-term investments of $2,214, and paydowns of investment securities of $21. In the first three months of 2023, cash provided by investing activities was from maturities of investment securities of $18,459, the sale of investment securities of $9,455, and paydowns of investment securities of $33. This was offset by the purchase of investment securities of $18,389, capital expenditures of $5,983, investments in real estate ventures of $2,920, an increase in cash surrender value of life insurance policies of $272, and an increase in restricted assets of $3. Liggett has entered into purchase commitments of approximately $13,300 related to factory modernization throughout 2023 and 2024 and has funded approximately $9,700 of these capital commitments as of March 31, 2024. The remaining $3,600 of capital expenditures will be incremental to Liggett’s recurring capital expenditure program.
Cash used in financing activities was $35,331 and $63,603 for the three months ended March 31, 2024 and 2023, respectively. In the first three months of 2024, cash was used for the dividends on common stock of $31,918, the withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $3,405, and the repurchase and repayments of debt of $8. In the first three months of 2023, cash was used for the dividends on common stock of $31,680, net repayments of debt under the Credit Agreement of $22,035, the repurchase and repayments of debt of $6,700, and the withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options of $3,188. Repurchases and repayments of debt for the three months ended March 31, 2023 included our repurchase in the market of $6,660 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $6,693 plus accrued interest. The 10.5% Senior Notes that were repurchased have been retired.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $104,800, dividends on our outstanding common shares of approximately $127,600, which is based on an assumed quarterly cash dividend of $0.20 per share and other corporate expenses and income taxes.
As of March 31, 2024, we had cash and cash equivalents of $332,593 (including $83,949 of cash at Liggett), investment securities and long-term investments, which were carried at $178,978 (see Note 3 to condensed consolidated financial statements). As of March 31, 2024, our investments in real estate ventures were carried at $113,563.
Limitation of interest expense deductible for income taxes. The amount of interest expense that is deductible in the computation of income tax liability is limited to 30% of taxable income before interest. However, interest expense allocable to a designated excepted trade or business is not subject to limitation. One such excepted trade or business is any electing real property trade or business, for which portions of our real estate businesses may qualify. If any interest expense is disallowed, we are permitted to carry forward the disallowed interest expense indefinitely. Because interest expense that is allocated to our real estate businesses (from the holding company) is not subject to the limitation, all interest expense to date has been tax deductible; however, a portion of our interest expense in future years may not be deductible, which may increase the after-tax cost of any new debt financings as well as the refinancing of our existing debt. We evaluate the impact of the nondeductible interest on our operations and capital structure on an annual basis.
Tobacco Litigation. As of March 31, 2024, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, 9 cases remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of March 31, 2024.

	Indenture	March 31, 2024
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$416,102
Leverage ratio, as defined	<3.0 to 1	2.07 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.84 to 1

As of March 31, 2024, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The 10.5% Senior Notes pay interest on a semi-annual basis at a rate of 10.5% per year and mature on November 1, 2026. We may presently redeem the 10.5% Senior Notes at the price of 100%. In addition, in the event of a change of control, as defined in the indenture governing the 10.5% Senior Notes (the “2026 Indenture”), each holder of the 10.5% Senior Notes may require us to make an offer to repurchase some or all 10.5% Senior Notes at a repurchase price equal to 101% of their aggregate principal amount plus accrued and unpaid interest, if any, to the date of purchase. If we sell certain assets and do not apply the proceeds as required pursuant to the 2026 Indenture, we must offer to repurchase the 10.5% Senior Notes at the prices listed in the 2026 Indenture.
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
The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of March 31, 2024.

Covenant	Indenture Requirement	March 31, 2024
Consolidated EBITDA, as defined	N/A	$367,278
Fixed charge coverage ratio, as defined	>2.0 to 1	4.44 to 1
Net leverage ratio, as defined	<4.0 to 1	2.04 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.35 to 1
As of March 31, 2024, we were in compliance with all debt covenants related to the 2026 Indenture.
During the three months ended March 31, 2023, we repurchased in the market $6,660 in aggregate principal amount of our 10.5% Senior Notes. All the repurchased 10.5% Senior Notes have been retired.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly-owned by the Issuer. The Condensed Consolidating Balance Sheet as of March 31, 2024 and the related Condensed Consolidating Statements of Operations for the three months ended March 31, 2024 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of March 31, 2024 and December 31, 2023 and the related Summarized Combined Statements of Operations for the three months ended March 31, 2024 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	March 31, 2024	December 31, 2023
Assets:
Current assets	$617,116	$524,309
Noncurrent assets	282,019	276,784
Intercompany receivables from Nonguarantor Subsidiaries	2,761	2,854

Liabilities:
Current liabilities	240,906	160,199
Noncurrent liabilities	1,498,119	1,500,525

Summarized Combined Statements of Operations:

	Three Months Ended
	March 31,
	2024	2023
Revenues	$324,567	$334,145
Cost of sales	217,901	232,286
Operating income	77,900	74,324
Net income	42,959	36,187

Liggett Credit Facility. Liggett, Maple and Vector Tobacco are party to the Credit Agreement with Wells Fargo, as agent and lender, which provides a maximum credit line of $90,000 and matures on March 22, 2026. As of March 31, 2024, there was no outstanding balance due under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $89,600 based on eligible collateral on March 31, 2024. As of March 31, 2024, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $356,877 for the last twelve months ended March 31, 2024. Loans under the Credit Agreement bear interest at a rate equal to, at the borrower’s option, (a) the base rate, (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%, where “SOFR” means the Secured Overnight Financing Rate. The interest rate as of March 31, 2024 was 7.56%. An unused line fee is also payable on the average undrawn commitments at a rate of 0.25%, regardless of the amount borrowed under the facility.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of March 31, 2024, we and our subsidiaries had total outstanding indebtedness of approximately $1,393,700. Of this amount, $875,000 comprised the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $518,692 comprised the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns. We had cash and cash equivalents of approximately $332,600, investment securities at fair value of approximately $129,000, long-term investments with an estimated value of approximately $50,000, and availability under Liggett’s Credit Agreement of approximately $89,600 on March 31, 2024. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
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

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of March 31, 2024, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not exceeding anticipated requirements and are at prices, including carrying costs, established at the commitment date. As of March 31, 2024, Liggett had tobacco purchase commitments of approximately $11,641. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2025.
Future machinery and equipment purchase commitments at Liggett were $6,600, including $3,600 for factory modernization as of March 31, 2024.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of March 31, 2024, there was no outstanding balance due on the Liggett Credit Agreement which also has variable interest rates. As of March 31, 2024, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.
We held debt securities available for sale totaling $91,157 as of March 31, 2024. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), the fair value of our debt securities available for sale could decrease or increase by approximately $872.
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

Equity Security Price Risk

As of March 31, 2024, we held various investments in equity securities with a total fair value of $68,326, of which $37,865 represents mutual funds that invest in debt securities and other equity securities at fair value and $30,461 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note

3 to our condensed consolidated financial statements for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of March 31, 2024, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,833.

New Accounting Pronouncements

Refer to Note 1, Summary of Significant Accounting Policies, to our financial statements for further information on New Accounting Pronouncements.

Legislation and Regulation
    There are no material changes from the Legislation and Regulation section set forth in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:
Significant Regulatory Issues – Graphic Health Warning Labels
In March 2024, the U.S. Court of Appeals ruled that FDA’s required graphic warning labels did not violate the First Amendment, overturning a December 2022 district court ruling. The Court of Appeals has returned the case to US District Judge in Texas to assess whether the FDA rule violated federal administrative law. The plaintiffs plan to file a petition for rehearing en banc by May 6, 2024.

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

Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and this report filed with the Securities and Exchange Commission.
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

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

Reference is made to Note 6, incorporated herein by reference, to our condensed consolidated financial statements included elsewhere in this report which contains a general description of certain legal proceedings to which our company, or its subsidiaries are a party. Reference is also made to Exhibit 99.1 for additional information regarding the pending smoking-related legal proceedings to which either Liggett or us is a party. A copy of Exhibit 99.1 will be furnished without charge upon written request to us at our principal executive offices, 4400 Biscayne Boulevard, 10th Floor, Miami, Florida 33137, Attn. Investor Relations.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended March 31, 2024.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	—	$—		—	—
February 1 to February 29, 2024	303,927	11.20	(1)	—	—
March 1 to March 31, 2024	—	—		—	—
Total	303,927	$11.20		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of certain employees’ shares of restricted stock. The shares purchased were immediately canceled.

Item 5.     Other Information

Securities Trading Plans of Directors and Executive Officers

In the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

Item 6.    Exhibits:

*22.1	List of Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 of Vector’s Form 10-K for the year ended December 31, 2023).

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Incorporated by reference

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	May 3, 2024