Form 10-Q
period 2024-06-30
VECTOR GROUP LTD
filed 2024-08-02
CIK 59440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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
☐ Yes ☒ No
    At August 1, 2024, Vector Group Ltd. had 157,375,597 shares of common stock outstanding.

VECTOR GROUP LTD.

FORM 10-Q

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	June 30, 2024	December 31, 2023
ASSETS:
Current assets:
Cash and cash equivalents	$390,758	$268,600
Investment securities at fair value	140,983	110,935
Accounts receivable - trade, net	29,637	26,442
Inventories	105,132	91,959
Income taxes receivable, net	583	—
Other current assets	14,094	11,665
Total current assets	681,187	509,601
Property, plant and equipment, net	43,609	43,380
Long-term investments (includes $29,435 and $29,402 at fair value)	46,789	46,760
Investments in real estate ventures	116,849	131,497
Operating lease right-of-use assets	11,377	11,017
Intangible assets	107,511	107,511
Other assets	86,699	84,329
Total assets	$1,094,021	$934,095
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:
Current liabilities:
Current portion of notes payable and long-term debt	$—	$8
Current amounts due under the Master Settlement Agreement	131,200	8,812
Income taxes payable, net	—	717
Current operating lease liability	4,186	3,706
Other current liabilities	144,413	131,680
Total current liabilities	279,799	144,923
Notes payable, long-term debt and other obligations, less current portion	1,374,266	1,371,811
Non-current employee benefits	68,763	67,111
Deferred income taxes, net	53,897	57,970
Non-current operating lease liability	7,762	8,177
Amounts due under the Master Settlement Agreement	8,208	8,747
Other liabilities	14,672	17,170
Total liabilities	1,807,367	1,675,909
Commitments and contingencies (Note 6)
Stockholders' deficiency:
Preferred stock, par value $1 per share, 10,000,000 shares authorized	—	—
Common stock, par value $0.1 per share, 250,000,000 shares authorized, 157,377,564 and 155,978,020 shares issued and outstanding	15,738	15,598
Additional paid-in capital	14,508	11,384
Accumulated deficit	(730,793)	(755,883)
Accumulated other comprehensive loss	(12,799)	(12,913)
Total Vector Group Ltd. stockholders' deficiency	(713,346)	(741,814)
Total liabilities and stockholders' deficiency	$1,094,021	$934,095

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Tobacco*	$371,914	$365,662	$696,481	$699,807

Expenses:
Cost of sales:
Tobacco*	244,594	248,984	462,495	481,270

Operating, selling, administrative and general expenses	29,461	26,930	58,155	54,222
Litigation settlement and judgment expense	73	18,105	264	18,375
Operating income	97,786	71,643	175,567	145,940

Other income (expenses):
Interest expense	(26,583)	(27,124)	(54,032)	(54,598)
Loss on extinguishment of debt	—	(40)	—	(181)
Equity in (losses) earnings from investments	(641)	959	1,497	800
Equity in (losses) earnings from real estate ventures	(1,213)	2,954	(11,934)	1,061
Other, net	5,585	4,791	11,970	8,411
Income before provision for income taxes	74,934	53,183	123,068	101,433
Income tax expense	20,756	15,094	34,090	28,603
Net income	$54,178	$38,089	$88,978	$72,830

Per basic common share:

Net income applicable to common shares	$0.34	$0.24	$0.56	$0.46

Per diluted common share:

Net income applicable to common shares	$0.34	$0.24	$0.56	$0.46

* Revenues and cost of sales include federal excise taxes of $120,452, $126,750, $226,275 and $244,568 for the three and six months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$54,178	$38,089	$88,978	$72,830

Net unrealized (losses) gains on investment securities available for sale:
Change in net unrealized losses	(129)	(237)	(387)	(426)
Net unrealized losses reclassified into net income	79	211	103	435
Net unrealized (losses) gains on investment securities available for sale	(50)	(26)	(284)	9

Net change in pension-related amounts:
Amortization of loss	218	244	437	490
Net change in pension-related amounts	218	244	437	490

Other comprehensive income	168	218	153	499

Income tax effect on:
Change in net unrealized losses on investment securities	32	60	97	109
Net unrealized losses reclassified into net income on investment securities	(20)	(54)	(26)	(112)
Pension-related amounts	(55)	(63)	(110)	(126)
Income tax provision on other comprehensive income	(43)	(57)	(39)	(129)

Other comprehensive income, net of tax	125	161	114	370

Comprehensive income	$54,303	$38,250	$89,092	$73,200

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
(Dollars in Thousands, Except Share Amounts)
Unaudited

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2024	157,419,093	$15,742	$11,149	$(753,031)	$(12,924)	$(739,064)
Net income	—	—	—	54,178	—	54,178
Total other comprehensive income	—	—	—	—	125	125
Dividends on common stock ($0.20 per share)	—	—	—	(31,940)	—	(31,940)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(41,529)	(4)	(448)	—	—	(452)
Stock-based compensation	—	—	3,807	—	—	3,807
Balance as of June 30, 2024	157,377,564	$15,738	$14,508	$(730,793)	$(12,799)	$(713,346)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of April 1, 2023	155,976,547	$15,598	$3,897	$(809,403)	$(15,864)	$(805,772)
Net income	—	—	—	38,089	—	38,089
Total other comprehensive income	—	—	—	—	161	161
Dividends on common stock ($0.20 per share)	—	—	—	(31,755)	—	(31,755)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(41,560)	(5)	(488)	—	—	(493)
Stock-based compensation	—	—	2,645	—	—	2,645
Balance as of June 30, 2023	155,934,987	$15,593	$6,054	$(803,069)	$(15,703)	$(797,125)

The accompanying notes are an integral part of the condensed consolidated financial statements.

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2024	155,978,020	$15,598	$11,384	$(755,883)	$(12,913)	$(741,814)
Net income	—	—	—	88,978	—	88,978
Total other comprehensive income	—	—	—	—	114	114
Dividends on common stock ($0.40 per share)	—	—	—	(63,888)	—	(63,888)
Restricted stock grants	1,745,000	175	(175)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(345,456)	(35)	(3,822)	—	—	(3,857)
Stock-based compensation	—	—	7,121	—	—	7,121
Balance as of June 30, 2024	157,377,564	$15,738	$14,508	$(730,793)	$(12,799)	$(713,346)

	Vector Group Ltd. Stockholders' Deficiency
			Additional Paid-In		Accumulated Other Comprehensive
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Loss	Total
Balance as of January 1, 2023	154,840,902	$15,484	$5,092	$(812,380)	$(16,073)	$(807,877)
Net income	—	—	—	72,830	—	72,830
Total other comprehensive income	—	—	—	—	370	370
Dividends on common stock ($0.40 per share)	—	—	—	(63,519)	—	(63,519)
Restricted stock grants	1,290,000	129	(129)	—	—	—
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting	(238,981)	(25)	(3,127)	—	—	(3,152)
Withholding of shares as payment of payroll tax liabilities in connection with exercise of stock options	(1,012,249)	(101)	(12,532)	—	—	(12,633)
Exercise of stock options	1,055,315	106	11,999	—	—	12,105
Stock-based compensation	—	—	4,751	—	—	4,751
Balance as of June 30, 2023	155,934,987	$15,593	$6,054	$(803,069)	$(15,703)	$(797,125)

The accompanying notes are an integral part of the condensed consolidated financial statements.

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
Unaudited

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$88,978	$72,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,262	3,423
Non-cash stock-based expense	7,121	4,751
Loss on extinguishment of debt	—	181
Deferred income taxes	(4,074)	2,227
Equity in earnings from investments	(1,497)	(800)
Net gains on investment securities	(1,018)	(207)
Equity in losses (earnings) from real estate ventures	11,934	(1,061)
Distributions from real estate ventures	329	3,954
Non-cash interest expense	1,096	1,392
Non-cash lease expense	1,633	1,710
Changes in assets and liabilities:
Receivables	(3,195)	6,316
Inventories	(13,173)	(6,268)
Accounts payable and accrued liabilities	8,939	(1,028)
Amounts due under the Master Settlement Agreement	121,849	118,868
Litigation accruals	419	18,643
Other assets and liabilities, net	(7,282)	(6,713)
Net cash provided by operating activities	$215,321	$218,218

VECTOR GROUP LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from investing activities:
Sale of investment securities	$427	$9,505
Maturities of investment securities	23,550	39,764
Purchase of investment securities	(53,317)	(48,726)
Proceeds from sale or liquidation of long-term investments	4,750	—
Purchase of long-term investments	(2,000)	(5,088)
Investments in real estate ventures	(5,220)	(5,281)
Distributions from investments in real estate ventures	10,029	4,109
Increase in cash surrender value of life insurance policies	(1,329)	(1,109)
Increase in restricted assets	(15)	(18)
Capital expenditures	(3,387)	(7,790)
Paydowns of investment securities	40	65
Net cash used in investing activities	(26,472)	(14,569)
Cash flows from financing activities:
Repurchase and repayments of debt	(8)	(8,412)
Borrowings under revolving credit facility	299	87,429
Repayments on revolving credit facility	(299)	(109,460)
Dividends on common stock	(63,457)	(63,200)
Withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options	(3,857)	(3,680)
Net cash used in financing activities	(67,322)	(97,323)
Net increase in cash, cash equivalents and restricted cash	121,527	106,326
Cash, cash equivalents and restricted cash, beginning of period	270,106	250,374
Cash, cash equivalents and restricted cash, end of period	$391,633	$356,700

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

(c)Earnings Per Share (“EPS”):

Net income for purposes of determining basic and diluted EPS applicable to common shares was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$54,178	$38,089	$88,978	$72,830
Income attributable to participating securities	(1,355)	(1,043)	(2,256)	(1,973)
Net income available to common stockholders	$52,823	$37,046	$86,722	$70,857

Basic and diluted EPS were calculated using the following common shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted-average shares for basic EPS	153,740,654	153,214,347	153,595,959	153,114,197
Incremental shares related to stock options and non-vested restricted stock	229,116	109,203	211,087	129,085
Weighted-average shares for diluted EPS	153,969,770	153,323,550	153,807,046	153,243,282

The following non-vested restricted stock was outstanding during the three and six months ended June 30, 2024 and 2023, respectively, and was not included in the computation of diluted EPS because the impact of the per share expense associated

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

with the non-vested restricted stock was greater than the average market price of the common shares during the respective periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted-average shares of non-vested restricted stock	375,000	—	412,775	—
Weighted-average expense per share	$12.90	$—	$12.90	$—

(d)Other, net:

Other, net consisted of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income	$6,028	$4,916	$11,487	$8,851
Net (losses) gains recognized on investment securities	(178)	213	1,018	207
Net periodic benefit cost other than the service costs	(267)	(339)	(535)	(678)
Other income	2	1	—	31
Other, net	$5,585	$4,791	$11,970	$8,411

(e)Other Assets:

Other assets consisted of:

	June 30, 2024	December 31, 2023
Restricted assets	$985	$1,619
Prepaid pension costs	46,725	45,292
Other assets	38,989	37,418
Total other assets	$86,699	$84,329

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

(f)Other Current Liabilities:

Other current liabilities consisted of:

	June 30, 2024	December 31, 2023
Accounts payable	$6,148	$6,749
Accrued promotional expenses	58,067	51,146
Accrued excise and payroll taxes payable, net	17,386	13,144
Accrued interest	30,041	30,041
Accrued salaries and benefits	7,811	10,952
Allowance for sales returns	13,614	12,675
Other current liabilities	11,346	6,973
Total other current liabilities	$144,413	$131,680
(g)Reconciliation of Cash, Cash Equivalents and Restricted Cash:

The components of “Cash, cash equivalents and restricted cash” in the condensed consolidated statements of cash flows were as follows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$390,758	$268,600
Restricted cash and cash equivalents included in other assets	875	1,506
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$391,633	$270,106
(h)Related Party Transactions:

Agreements with Douglas Elliman. The Company received $1,050 and $2,100 under the Transition Services Agreement for the three and six months ended June 30, 2024 and 2023, respectively, and $1,000 and $1,595 under the Aircraft Lease Agreements for the three and six months ended June 30, 2024 and $734 and $1,296 for the three and six months ended June 30, 2023, respectively.
Real estate venture investments. Douglas Elliman has been engaged by the developers as the sole broker or the co-broker for several of the real estate development projects that New Valley owns an interest in through its real estate venture investments. Douglas Elliman had gross commissions from these projects of approximately $793 and $2,017 for the three and six months ended June 30, 2024 and $0 and $842 for the three and six months ended June 30, 2023.
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

2.    INVENTORIES

Inventories consisted of:

	June 30, 2024	December 31, 2023
Leaf tobacco	$57,852	$46,190
Other raw materials	10,463	9,372
Work-in-process	973	814
Finished goods	67,786	65,295
Inventories at current cost	137,074	121,671
LIFO adjustments:
Leaf tobacco	(21,616)	(19,941)
Other raw materials	(2,636)	(2,411)
Work-in-process	(110)	(105)
Finished goods	(7,580)	(7,255)
Total LIFO adjustments	(31,942)	(29,712)
	$105,132	$91,959

All inventories as of June 30, 2024 and December 31, 2023 are reported under the LIFO method.

The amount of capitalized Master Settlement Agreement (“MSA”) cost in “Finished goods” inventory was $23,731 and $22,988 as of June 30, 2024 and December 31, 2023, respectively. Federal excise tax capitalized in inventory was $25,193 and $25,151 as of June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, Liggett had tobacco purchase commitments of approximately $31,363. Liggett has a single-source supply agreement for reduced ignition propensity cigarette paper through December 2025.

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

3.    INVESTMENT SECURITIES

Investment securities consisted of the following:

	June 30, 2024	December 31, 2023
Debt securities available for sale	$102,849	$73,225

Equity securities at fair value:
Marketable equity securities	14,103	14,286
Mutual funds invested in debt securities	24,031	23,424
Long-term investment securities at fair value (1)	29,435	29,402
Total equity securities at fair value	67,569	67,112

Total investment securities at fair value	170,418	140,337
Less:
Long-term investment securities at fair value (1)	29,435	29,402
Current investment securities at fair value	$140,983	$110,935

Long-term investment securities at fair value (1)	$29,435	$29,402
Equity-method investments	17,354	17,358
Total long-term investments	$46,789	$46,760

Equity securities and other long-term investments at cost (2)	$7,555	$7,555
_____________________________
(1) These assets are measured at net asset value (“NAV”) as a practical expedient under ASC 820.
(2) These assets are without readily determinable fair values that do not qualify for the NAV practical expedient and are included in Other assets on the condensed consolidated balance sheets.

Net (losses) gains recognized on investment securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (losses) gains recognized on equity securities	$(99)	$424	$1,121	$642
Net gains (losses) recognized on debt securities available for sale	—	1	1	(179)
Impairment expense	(79)	(212)	(104)	(256)
Net (losses) gains recognized on investment securities	$(178)	$213	$1,018	$207
(a) Debt Securities Available for Sale:
The components of debt securities available for sale as of June 30, 2024 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$102,843	$6	$—	$102,849

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The table below summarizes the maturity dates of debt securities available for sale as of June 30, 2024.

Investment Type:	Fair Value	Under 1 Year	1 Year up to 5 Years	More than 5 Years
U.S. government securities	$73,924	$39,145	$34,779	$—
Corporate securities	6,516	6,516	—	—
U.S. mortgage-backed securities	7,068	6,970	98	—
Commercial paper	15,341	15,341	—	—
Total debt securities available for sale by maturity dates	$102,849	$67,972	$34,877	$—

The components of debt securities available for sale at December 31, 2023 were as follows:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable debt securities	$72,939	$286	$—	$73,225

There were no available-for-sale debt securities with continuous unrealized losses for less than 12 months and 12 months or greater as of June 30, 2024 and December 31, 2023, respectively.

Gross realized gains and losses on debt securities available for sale were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Gross realized gains on sales	$—	$1	$1	$5
Gross realized losses on sales	—	—	—	(184)
Net gains (losses) recognized on debt securities available for sale	$—	$1	$1	$(179)

Impairment expense	$(79)	$(212)	$(104)	$(256)

Although management does not have the intent to sell any specific securities at the end of the period, in the ordinary course of managing the Company’s investment securities portfolio, management may sell securities prior to their maturities for a variety of reasons, including diversification, credit quality, yield and liquidity requirements.

(b) Equity Securities at Fair Value:

The following is a summary of unrealized and realized net gains recognized in net income on equity securities at fair value during the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (losses) gains recognized on equity securities	$(99)	$424	$1,121	$642
Less: Net (losses) gains recognized on equity securities sold	(22)	155	73	271
Net unrealized (losses) gains recognized on equity securities still held at the reporting date	$(77)	$269	$1,048	$371

The Company’s investments in mutual funds that invest in debt securities are classified as Level 1 under the fair value hierarchy disclosed in Note 8. Their fair values are based on quoted prices for identical assets in active markets or inputs that

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

are based upon quoted prices for similar instruments in active markets. The Company has unfunded commitments of $303 related to long-term investment securities at fair value as of June 30, 2024.
The Company received $4,750 of cash distributions for the six months ended June 30, 2024 and no cash distributions for the six months ended June 30, 2023. The Company recorded $151 of in-transit redemptions as of June 30, 2024. The Company classified all cash distributions as investing cash inflows.

(c) Equity-Method Investments:

Equity-method investments consisted of the following:

	June 30, 2024	December 31, 2023
Mutual fund and hedge funds	$17,354	$17,358

On June 30, 2024, the Company’s ownership percentages in the mutual fund and hedge funds accounted for under the equity method ranged from 8.13% to 35.89%. The Company’s ownership percentage in these investments meets the threshold for equity-method accounting.

Equity in (losses) earnings from investments were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Mutual fund and hedge funds	$(641)	$959	$1,497	$800

(d) Equity Securities and Other Long-Term Investments Without Readily Determinable Fair Values That Do Not Qualify for the NAV Practical Expedient

Equity securities and other long-term investments without readily determinable fair values that do not qualify for the NAV practical expedient consisted of profit participation agreements and investments in various limited liability companies. The total carrying value of these investments without readily determinable fair values that do not qualify for the NAV practical expedient was $7,555 as of June 30, 2024 and December 31, 2023, and was included in “Other assets” on the condensed consolidated balance sheets. No impairment or other adjustments related to observable price changes in orderly transactions for identical or similar investments were identified for the three and six months ended June 30, 2024 and 2023, respectively.

4. NEW VALLEY LLC

Investments in real estate ventures:

The components of “Investments in real estate ventures” were as follows:

	Range of Ownership (1)	June 30, 2024	December 31, 2023
Condominium and Mixed-Use Development	4.1% - 77.8%	$93,976	$108,334
Apartment Buildings	1.5% - 50.0%	6,285	7,791
Hotels	0.4% - 49.0%	5	138
Commercial	1.6% - 49.0%	16,583	15,234
Investments in real estate ventures		$116,849	$131,497
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Contributions:

The components of New Valley’s contributions to its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2024	2023
Condominium and Mixed-Use Development	$3,649	$5,166
Apartment Buildings	249	115
Hotels	57	—
Commercial	1,265	—
Total contributions	$5,220	$5,281

For ventures where New Valley previously held an investment and made an additional contribution, New Valley contributed its proportionate share of additional capital along with contributions by the other investment partners during the six months ended June 30, 2024 and 2023. New Valley’s direct investment percentage in its existing ventures did not significantly change.

Distributions:

The components of distributions received by New Valley from its investments in real estate ventures were as follows:

	Six Months Ended
	June 30,
	2024	2023
Condominium and Mixed-Use Development	$10,029	$7,883
Commercial	329	179
Total distributions	$10,358	$8,062

Of the distributions received by New Valley from its investment in real estate ventures, $329 and $3,954 were from distributions of earnings for the six months ended June 30, 2024 and 2023, respectively, and $10,029 and $4,109 were a return of capital for the six months ended June 30, 2024 and 2023, respectively. Distributions from earnings are included in cash from operations in the condensed consolidated statements of cash flows, while distributions from return of capital are included in cash flows from investing activities in the condensed consolidated statements of cash flows.

Equity in (Losses) Earnings from Real Estate Ventures:

New Valley recognized equity in (losses) earnings from real estate ventures as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Condominium and Mixed-Use Development	$(441)	$3,516	$(10,401)	$4,163
Apartment Buildings	(541)	(410)	(1,756)	(1,609)
Hotels	(26)	(171)	(189)	(2,094)
Commercial	(205)	19	412	601
Equity in (losses) earnings from real estate ventures	$(1,213)	$2,954	$(11,934)	$1,061

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company recorded impairment expense of $0 and $7,030 for the three and six months ended June 30, 2024, respectively. The expense related to two ventures, which were condominium and mixed-use development ventures. The Company recorded impairment expense of $0 and $1,202 for the three and six months ended June 30, 2023, which related to one hotel venture. These ventures were recorded at fair value when the impairment charges were recorded.

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

Maximum Exposure to Loss:

New Valley’s maximum exposure to loss from its investments in real estate ventures consisted of the net carrying value of the venture adjusted for any future capital commitments and/or guarantee arrangements. The maximum exposure to loss was as follows:

June 30, 2024
Condominium and Mixed-Use Development	$93,976
Apartment Buildings	6,285
Hotels	5
Commercial	16,583
Total maximum exposure to loss	$116,849

New Valley capitalized $1,233 and $2,424 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2024, respectively. New Valley capitalized $1,071 and $2,128 of interest costs into the carrying value of its ventures whose projects were currently under development for the three and six months ended June 30, 2023, respectively.

5.    NOTES PAYABLE, LONG-TERM DEBT AND OTHER OBLIGATIONS

Notes payable, long-term debt and other obligations consisted of:

	June 30, 2024	December 31, 2023
Vector:
5.75% Senior Secured Notes due 2029	$875,000	$875,000
10.5% Senior Notes due 2026, net of unamortized discount of $1,453 and $1,719	517,239	516,973
Liggett:
Equipment loans	—	8
Notes payable, long-term debt and other obligations	1,392,239	1,391,981
Less:
Debt issuance costs	(17,973)	(20,162)
Total notes payable, long-term debt and other obligations	1,374,266	1,371,819
Less:
Current maturities	—	(8)
Amount due after one year	$1,374,266	$1,371,811

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

5.75% Senior Secured Notes due 2029 — Vector:
As of June 30, 2024, the Company was in compliance with all debt covenants related to its 5.75% Senior Secured Notes due 2029.
10.5% Senior Notes due 2026 — Vector:
During March and April 2023, the Company repurchased in the market $8,352 in aggregate principal amount of its 10.5% Senior Notes outstanding and recorded a loss of $40 and $181 associated with the repurchase for the three and six months ended June 30, 2023, respectively. The 10.5% Senior Notes that were repurchased have been retired.
As of June 30, 2024, the Company was in compliance with all debt covenants related to its 10.5% Senior Notes due 2026.
Revolving Credit Agreement — Liggett:
Liggett, 100 Maple LLC (“Maple”), a subsidiary of Liggett, and Vector Tobacco are party to the Credit Agreement with Wells Fargo, as agent and lender, which provides a maximum credit line of $90,000 and matures on March 22, 2026.
Loans under the Credit Agreement bear interest at a rate equal to, at the borrower’s option, (a) the base rate, (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%, where “SOFR” means the Secured Overnight Financing Rate. The interest rate as of June 30, 2024 was 7.56%. An unused line fee is also payable on the average undrawn commitments at a rate of 0.25%, regardless of the amount borrowed under the facility.
As of June 30, 2024, there was no outstanding balance due under the Credit Agreement. Availability, as determined under the Credit Agreement, was approximately $89,600 based on eligible collateral on June 30, 2024. As of June 30, 2024, Liggett, Maple, and Vector Tobacco were in compliance with all debt covenants under the Credit Agreement.
Non-Cash Interest Expense — Vector:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amortization of debt discount, net	$135	$121	$266	$238
Amortization of debt issuance costs	1,157	1,082	2,290	2,150
Loss on repurchase of 10.5% Senior Notes	—	40	—	181
Total non-cash interest expense	$1,292	$1,243	$2,556	$2,569

Fair Value of Notes Payable and Long-Term Debt:

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
5.75% Senior Secured Notes due 2029	$875,000	$818,589	$875,000	$800,126
10.5% Senior Notes due 2026	517,239	523,599	516,973	522,194
Liggett and other	—	—	8	8
Notes payable and long-term debt	$1,392,239	$1,342,188	$1,391,981	$1,322,328

Notes payable and long-term debt are recorded on the condensed consolidated balance sheets at amortized cost. The fair value determinations disclosed above would be classified as Level 2 under the fair value hierarchy disclosed in Note 8 if such liabilities were recorded on the condensed consolidated balance sheets at fair value. The estimated fair value of the Company’s notes payable and long-term debt has been determined by the Company using available market information and appropriate valuation methodologies including the evaluation of the Company’s credit risk. The Company used a derived price based upon quoted market prices and trade activity as of June 30, 2024 to determine the fair value of its publicly traded notes and debentures. The carrying value of the Credit Agreement is equal to fair value. The fair value of the equipment loans was determined by calculating the present value of the required future cash flows. However, considerable judgment is required to

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

develop the estimates of fair value and, accordingly, the estimate presented herein is not necessarily indicative of the amount that could be realized in a current market exchange.

6.    CONTINGENCIES

Tobacco-Related Litigation:
Overview. Since 1954, Liggett and other United States cigarette manufacturers have been named as defendants in numerous direct, third-party and purported class actions predicated on the theory that cigarette manufacturers should be liable for damages alleged to have been caused by cigarette smoking or by exposure to secondary smoke from cigarettes. The cases have generally fallen into the following categories: (i) smoking and health cases alleging personal injury brought on behalf of individual plaintiffs (“Individual Actions”); (ii) lawsuits by individuals requesting the benefit of the Engle ruling (“Engle progeny cases”); (iii) smoking and health cases primarily alleging personal injury or seeking court-supervised programs for ongoing medical monitoring, as well as cases alleging that use of the terms “lights” and/or “ultra lights” constitutes a deceptive and unfair trade practice, common law fraud or violation of federal law, purporting to be brought on behalf of a class of individual plaintiffs (“Class Actions”); and (iv) health care cost recovery actions brought by various foreign and domestic governmental plaintiffs and non-governmental plaintiffs seeking reimbursement for health care expenditures allegedly caused by cigarette smoking and/or disgorgement of profits (“Health Care Cost Recovery Actions”). The future financial impact of the risks and expenses of litigation are not quantifiable. For the six months ended June 30, 2024 and 2023, Liggett incurred tobacco product liability legal expenses and costs totaling $4,115 and $4,306, respectively. Legal defense costs are expensed as incurred.
Litigation is subject to uncertainty and it is possible there could be adverse developments in pending cases. With the commencement of new cases, the defense costs and the risks relating to the unpredictability of litigation increase. Management reviews on a quarterly basis with counsel all pending litigation and evaluates the probability of a loss being incurred and whether an estimate can be made of the possible loss or range of loss that could result from an unfavorable outcome. An unfavorable outcome or settlement of pending tobacco-related litigation could encourage the commencement of additional litigation. Damages awarded in tobacco-related litigation can be significant.
Bonds. Although Liggett has been able to obtain required bonds or relief from bonding requirements to prevent plaintiffs from seeking to collect judgments while adverse verdicts are on appeal, there remains a risk that such relief may not be obtainable in all cases. This risk has been reduced given that a majority of states now limit the dollar amount of bonds or require no bond at all. As of June 30, 2024, there are no litigation bonds posted.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Individual Actions
As of June 30, 2024, there were 97 Individual Actions pending against Liggett, where one or more individual plaintiffs allege injury resulting from cigarette smoking, addiction to cigarette smoking or exposure to secondary smoke and seek compensatory and, in some cases, punitive damages. These cases do not include the remaining Engle progeny cases. The following table lists the number of Individual Actions by state:

State	Number of Cases
Massachusetts	46 *
Illinois	22
Oregon	7
Florida	7
US Virgin Islands - St. Croix	5
Nevada	4
Louisiana	2
New Mexico	2
Hawaii	1
California	1
*In addition to the active lawsuits pending in Massachusetts, Liggett has received 82 notices of intent to initiate litigation under the Massachusetts Consumer Protection Act, Chapter 93 A. Under Chapter 93 A, consumers must serve a 30-day demand letter (the “Demand”) before filing a complaint alleging unfair or deceptive business practices. The Demand must include an offer of settlement and the business served with the Demand is required to make a “reasonable” counteroffer within 30-days. Chapter 93 A contains a legal fee shifting provision. Liggett is in the process of investigating these claims and complying with the procedural requirements of Chapter 93 A. Of the 82 claims, Liggett has determined that the vast majority never used a brand manufactured by Liggett.
The plaintiffs’ allegations of liability in cases in which individuals seek recovery for injuries allegedly caused by cigarette smoking are based on various theories of recovery, including negligence, gross negligence, breach of special duty, strict liability, fraud, concealment, misrepresentation, design defect, failure to warn, breach of express and implied warranties, conspiracy, aiding and abetting, concert of action, unjust enrichment, common law public nuisance, property damage, invasion of privacy, mental anguish, emotional distress, disability, shock, indemnity, violations of deceptive trade practice laws, the federal Racketeer Influenced and Corrupt Organizations Act (“RICO”), state RICO statutes and antitrust statutes. In many of these cases, in addition to compensatory damages, plaintiffs also seek other forms of relief including treble/multiple damages, medical monitoring, disgorgement of profits, punitive damages and attorneys’ fees. Although alleged damages often are not determinable from a complaint, and the law governing the pleading and calculation of damages varies from state to state and jurisdiction to jurisdiction, compensatory and punitive damages have been specifically pleaded in a number of cases, sometimes in amounts ranging into the hundreds of millions and even billions of dollars.
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
Cautionary Statement About Engle Progeny Cases. Since 2009, judgments have been entered against Liggett and other cigarette manufacturers in Engle progeny cases. A number of the judgments were affirmed on appeal and satisfied by the defendants. As of June 30, 2024, 25 Engle progeny cases, where Liggett was a defendant at trial, resulted in verdicts. There

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

have been 16 verdicts returned in favor of the plaintiffs and nine in favor of Liggett. In five of the cases, punitive damages were awarded against Liggett. As of June 30, 2024, six Engle progeny cases, on behalf of nine plaintiffs, remain pending in state court.
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
Liggett Only Cases
As of June 30, 2024, there were three cases pending where Liggett is the sole defendant: Cowart and Cunningham are Individual Actions and Forbing is an Engle progeny case. It is possible that cases where Liggett is the only defendant could increase.
Upcoming Trials
As of June 30, 2024, there were six Individual Actions (Cain, Gerace, Goodwin, Kanuha, Malevitis and Morton) scheduled for trial through June 30, 2025, where Liggett is a named defendant. Trial dates are subject to change and additional cases could be set for trial during this time.
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
Class Actions
As of June 30, 2024, two actions were pending for which either a class had been certified or plaintiffs were seeking class certification where Liggett is a named defendant. Other cigarette manufacturers are also named in these two cases.
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
Health Care Cost Recovery Actions

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

As of June 30, 2024, one Health Care Cost Recovery Action was pending against Liggett where the plaintiff seeks to recover damages from Liggett and other cigarette manufacturers based on various theories of recovery as a result of alleged sales of tobacco products to minors. The case is dormant.
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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

Liggett has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 1.65% of total cigarettes sold in the United States. Vector Tobacco has no payment obligations under the MSA except to the extent its market share exceeds a market share exemption of approximately 0.28% of total cigarettes sold in the United States. Liggett and Vector Tobacco’s domestic shipments accounted for approximately 5.7% of the total cigarettes sold in the United States in the first six months of 2024. If Liggett’s or Vector Tobacco’s market share exceeds their respective market share exemption in a given year, then on April 15 of the following year, Liggett and/or Vector Tobacco, as the case may be, must pay on each excess unit an amount equal (on a per-unit basis) to that due from the OPMs for that year. Liggett and Vector Tobacco’s MSA obligation for 2023 was approximately $277,500, of which $263,000 was prepaid on December 28, 2023. The remaining balance of $14,489 was paid in April 2024.
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
To date, the PMs have settled the NPM Adjustment dispute with 41 states and territories representing approximately 82% of the MSA allocable share. As of June 30, 2024, Liggett and Vector Tobacco had accrued approximately $8,208 related to the disputed amounts withheld from the non-settling states for 2005 - 2010, which may be subject to payment, with interest, if Liggett and Vector Tobacco lose the disputes for those years.
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
Other State Settlements. The MSA replaced Liggett’s prior settlements with all states and territories except for Florida, Mississippi, Texas and Minnesota which by their terms, expire 25 years after execution, unless otherwise extended as set forth below. Each of these four states, prior to the effective date of the MSA, negotiated and executed settlement agreements with each of the other major tobacco companies, separate from those settlements reached previously with Liggett. With respect to all non-economic obligations under the previous settlements, Liggett believes it is entitled to the most favorable provisions as between the MSA and each state’s respective settlement with the other major tobacco companies. Therefore, Liggett’s non-economic obligations to all states and territories are now defined by the MSA.
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
In January 2016, the Attorney General for Mississippi filed a motion in Chancery Court in Jackson County, Mississippi to enforce the March 1996 settlement agreement among Liggett, Mississippi and other states alleging that Liggett owed Mississippi at least $27,000 in compensatory damages, plus interest, attorneys’ fees and punitive damages. In August 2023, Liggett resolved the dispute with Mississippi for payment of $18,000, with certain terms under the agreement extending in perpetuity.
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
The activity in the Company’s accruals for the MSA and tobacco litigation for the six months ended June 30, 2024 was as follows:

	Current Liabilities			Non-Current Liabilities
	Amounts due under Master Settlement Agreement	Litigation Accruals	Total	Amounts due under Master Settlement Agreement	Litigation Accruals	Total

Balance as of January 1, 2024	$8,812	$351	$9,163	$8,747	$13,885	$22,632
Expenses	134,973	264	135,237	—	—	—
NPM Settlement adjustment	(5)	—	(5)	(164)	—	(164)
Change in MSA obligations capitalized as inventory	743	—	743	—	—	—
Payments	(14,489)	(669)	(15,158)	—	—	—
Reclassification to/(from) non-current liabilities	375	3,735	4,110	(375)	(3,735)	(4,110)
Interest on withholding	791	263	1,054	—	561	561
Balance as of June 30, 2024	$131,200	$3,944	$135,144	$8,208	$10,711	$18,919

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

The Company’s income tax expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income before provision for income taxes	$74,934	$53,183	$123,068	$101,433
Income tax expense using estimated annual effective income tax rate	20,756	14,997	34,090	28,603
Changes in effective tax rates	—	97	—	—
Income tax expense	$20,756	$15,094	$34,090	$28,603

There were no discrete items for the three and six months ended June 30, 2024 and 2023, respectively.

8.    INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements were as follows:

	Fair Value Measurements as of June 30, 2024
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$328,308	$328,308	$—	$—

Commercial paper (1)	43,705	—	43,705	—

Investment securities at fair value
Equity securities at fair value
Marketable equity securities	14,103	14,103	—	—
Mutual funds invested in debt securities	24,031	24,031	—	—
Total equity securities at fair value	38,134	38,134	—	—
Debt securities available for sale
U.S. government securities	73,924	—	73,924	—
Corporate securities	6,516	—	6,516	—
U.S. government and federal agency	7,068	—	7,068	—
Commercial paper	15,341	—	15,341	—
Total debt securities available for sale	102,849	—	102,849	—

Total investment securities at fair value	140,983	38,134	102,849	—

Long-term investments
Long-term investment securities at fair value (2)	29,435	—	—	—
Total	$542,431	$366,442	$146,554	$—

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a nonrecurring basis. Generally, assets and liabilities are recorded at fair value on a nonrecurring basis because of impairment charges. The Company had no nonrecurring nonfinancial assets subject to fair value measurements as of June 30, 2024 and December 31, 2023, respectively, except for investments in real estate ventures that were impaired as of December 31, 2023.

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

VECTOR GROUP LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Dollars in Thousands, Except Per Share Amounts)
Unaudited

9.    SEGMENT INFORMATION

The Company’s business segments for the three and six months ended June 30, 2024 and 2023 were Tobacco and Real Estate. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Financial information for the Company’s operations before taxes for the three and six months ended June 30, 2024 and 2023 were as follows:

			Real	Corporate
	Tobacco		Estate	and Other	Total
Three months ended June 30, 2024
Revenues	$371,914		$—	$—	$371,914
Operating income (loss)	102,927	(1)	(56)	(5,085)	97,786
Equity in losses from real estate ventures	—		(1,213)	—	(1,213)
Depreciation and amortization	1,298		—	331	1,629

Three months ended June 30, 2023
Revenues	$365,662		$—	$—	$365,662
Operating income (loss)	75,122	(2)	148	(3,627)	71,643
Equity in earnings from real estate ventures	—		2,954	—	2,954
Depreciation and amortization	1,419		—	312	1,731

Six months ended June 30, 2024
Revenues	$696,481		$—	$—	$696,481
Operating income (loss)	185,926	(3)	(85)	(10,274)	175,567
Equity in losses from real estate ventures	—		(11,934)	—	(11,934)
Depreciation and amortization	2,610		—	652	3,262
Capital expenditures	3,300		—	87	3,387

Six months ended June 30, 2023
Revenues	$699,807		$—	$—	$699,807
Operating income (loss)	153,721	(4)	210	(7,991)	145,940
Equity in earnings from real estate ventures	—		1,061	—	1,061
Depreciation and amortization	2,796		—	627	3,423
Capital expenditures	7,576		—	214	7,790

(1) Operating income includes $73 of litigation settlement and judgment expense.
(2) Operating income includes $18,105 of litigation settlement and judgment expense.
(3) Operating income includes $169 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $264 of litigation settlement and judgment expense.
(4) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $18,375 of litigation settlement and judgment expense.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of Vector Group Ltd.’s financial statements with a narrative from our management’s perspective. Our MD&A is divided into the following sections:
•Overview
•Recent Developments
•Results of Operations
•Summary of Real Estate Investments
•Liquidity and Capital Resources

Please read this discussion along with our MD&A and audited financial statements as of and for the year ended December 31, 2023 and Notes thereto, included in our 2023 Annual Report on Form 10-K, and our condensed consolidated financial statements and related Notes as of and for the quarterly period and six months ended June 30, 2024 and 2023.

Overview
We are a holding company and are engaged principally in two business segments:
•Tobacco: the manufacture and sale of discount cigarettes in the U.S. through our Liggett Group LLC and Vector Tobacco LLC subsidiaries, and
•Real Estate: the real estate investment business through our subsidiary, New Valley LLC, which acquires and invests in real estate properties or projects.
Our tobacco subsidiaries’ cigarettes are produced in approximately 100 combinations of length, style and packaging. Our current brand portfolio includes:
•Montego
•Eagle 20’s
•Pyramid
•Grand Prix, Liggett Select, Eve, USA and various partner brands and private label brands.
All of our brands are priced in the discount segment and Montego, our lowest priced brand, is the largest discount brand in the U.S. Consumers in the discount segment place greater emphasis on value because they are price conscious and have less brand loyalty. Liggett’s competition is divided into two segments. The first segment consists of the three largest manufacturers of cigarettes in the U.S.: Philip Morris USA Inc., which is owned by Altria Group, Inc., RJ Reynolds Tobacco Company, which is owned by British American Tobacco Plc, and ITG Brands LLC, which is owned by Imperial Brands Plc. These three manufacturers, while primarily premium cigarette-based companies, also produce and sell discount cigarettes. The second segment of competition is comprised of a group of smaller manufacturers and importers, most of which sell deep discount cigarettes.

Recent Developments
Graphic Health Warning Labels. In March 2024, the U.S. Court of Appeals ruled that FDA’s required graphic warning labels did not violate the First Amendment, overturning a December 2022 district court ruling.
The Court of Appeals returned the case to the trial court in Texas to assess whether the FDA rule violated federal administrative law. The plaintiffs plan to file a petition for Writ of Certiorari for review of their First Amendment argument with the U.S. Supreme Court by August 19, 2024.
Menthol and Flavorings. On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended June 30, 2024, approximately 22% of our cigarette unit sales were menthol flavored. FDA had been expected to adopt a final rule in 2024. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against FDA’s menthol regulation, the effective date may be extended further. On April 26, 2024, U.S. Department of Health and Human Services Secretary Xavier Becerra announced an indefinite delay in the publication of a final rule banning menthol cigarettes. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, or whether it will have a material adverse effect on Liggett or Vector Tobacco.
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
For purposes of this discussion and other consolidated financial reporting, our business segments for the three and six months ended June 30, 2024 and 2023 were Tobacco and Real Estate. The Tobacco segment manufactures and sells cigarettes. The Real Estate segment includes our investment in New Valley, which invests in real estate ventures.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024		2023		2024		2023
Revenues:
Tobacco	$371,914		$365,662		$696,481		$699,807
Operating income (loss):
Tobacco	$102,927	(1)	$75,122	(2)	$185,926	(3)	$153,721	(4)
Real estate	(56)		148		(85)		210
Corporate and Other	(5,085)		(3,627)		(10,274)		(7,991)
Total operating income	$97,786		$71,643		$175,567		$145,940
(1) Operating income includes $73 of litigation settlement and judgment expense.
(2) Operating income includes $18,105 of litigation settlement and judgment expense.
(3) Operating income includes $169 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $264 of litigation settlement and judgment expense.
(4) Operating income includes $311 received from a litigation settlement associated with the MSA (which reduced cost of sales) and $18,375 of litigation settlement and judgment expense.

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
(1) List price increase

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Revenues. Total revenues were $371,914 for the three months ended June 30, 2024 compared to $365,662 for the three months ended June 30, 2023. The $6,252 (1.7%) increase in revenues was due to a $6,252 increase in Tobacco revenues.
Cost of sales. Total cost of sales was $244,594 for the three months ended June 30, 2024 compared to $248,984 for the three months ended June 30, 2023. The $4,390 (1.8%) decline in cost of sales was due to a $4,390 decline in Tobacco cost of sales.
Expenses. Operating expenses were $29,534 for the three months ended June 30, 2024 compared to $45,035 for the three months ended June 30, 2023. The $15,501 (34.4%) decline in operating expenses was primarily due to a $17,163 decline in Tobacco expenses, primarily related to the $18,000 Mississippi settlement accrual in the 2023 period. This was partially offset by a $1,458 increase in Corporate and Other expenses and a $204 increase in Real Estate expenses.
Operating income. Operating income was $97,786 for the three months ended June 30, 2024 compared to $71,643 for the three months ended June 30, 2023. The $26,143 (36.5%) increase in operating income was due to a $27,805 increase in Tobacco operating income. This was partially offset by a $1,458 increase in Corporate and Other operating loss and a $204 decline in Real Estate operating income.
Other expenses. Other expenses were $22,852 and $18,460 for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, other expenses primarily consisted of interest expense of $26,583, equity in losses from real estate ventures of $1,213, and equity in losses from investments of $641. This was partially offset by other income of $5,585. For the three months ended June 30, 2023, other expenses primarily consisted of interest expense of $27,124 and a loss of $40 recognized on the repurchase of the 10.5% Senior Notes. This was partially offset by other income of $4,791, equity in earnings from real estate ventures of $2,954, and equity in earnings from investments of $959.
Income before provision for income taxes. Income before income taxes was $74,934 and $53,183 for the three months ended June 30, 2024 and 2023, respectively.

Income tax expenses. Income tax expenses were $20,756 and $15,094 for the three months ended June 30, 2024 and 2023, respectively. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All our Tobacco sales were in the discount category in 2024 and 2023. For the three months ended June 30, 2024, Tobacco revenues were $371,914 compared to $365,662 for the three months ended June 30, 2023. Revenues increased by $6,252 (1.7%) due primarily to price increases. This was partially offset by a 5.1% (128 million units) decline in unit sales volume and changes in sales mix from the volume increase in Montego and volume declines in our other brands priced in the traditional discount category.
Montego is our largest brand and has increased to approximately 72% of Liggett’s total unit sales for the three months ended June 30, 2024 from approximately 64% for the three months ended June 30, 2023. Montego’s unit volume continues to increase, even as we have been transitioning Montego to an income-based growth strategy through price increases. See “Pricing actions” in Item 2 of the MD&A for more information.
Eagle 20’s is our second-largest brand and its percentage of Liggett’s total unit sales declined to approximately 17% for the three months ended June 30, 2024 from approximately 24% for the three months ended June 30, 2023. Pyramid, Liggett’s third-largest brand, provided approximately 7% of Liggett’s total unit sales for both the three months ended June 30, 2024 and 2023.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Three Months Ended
	June 30,
	2024	2023

Manufacturing overhead, raw materials and labor	$42,859	$43,422
Customer shipping and handling	2,325	2,077
Federal excise taxes, net	120,452	126,750
FDA expense	8,041	7,773
MSA expense, net of market share exemption	70,917	68,962
Total cost of sales	$244,594	$248,984

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.59 per pack for the three months ended June 30, 2024 from $0.55 per pack for the three months ended June 30, 2023. (We estimated our MSA expense was $0.56 per pack for the year ended December 31, 2023.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable shipments. As of June 30, 2024, we estimate taxable shipments in the U.S. will decline by 9.3% in 2024 compared to our estimate as of June 30, 2023 of a decline of 8.0% in 2023. We estimate our 2024 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.
Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, increased to 5.7% for the three months ended June 30, 2024 from 5.4% for the three months ended June 30, 2023. We believe market share, computed on a wholesale basis, may be affected by irregular industry wholesaler purchasing patterns.

The rate of inflation also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3.0%. As of June 30, 2024, Liggett’s management assumed an inflation adjustment to MSA expense of 3.9% compared to an assumption of 3.0% as of June 30, 2023. (The actual inflation adjustment to the MSA in 2023 was 4.7%.) Our annual MSA expense increases by approximately $2,600 for each 1% increase in the inflation rate of more than 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. Prior to 2021, Liggett’s raw material costs were relatively flat and had not been impacted by inflation due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation. Since 2021, leaf tobacco and other raw materials costs have been rising. During the three months ended June 30, 2024, Liggett experienced a 4.2% year over year increase in leaf tobacco and raw materials (on a per-unit basis) compared to an 18.6% year-over-year increase in leaf tobacco and raw materials during the three months ended June 30, 2023. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced a 4.6% year-over-year increase in production costs (on a per-unit basis) during the three months ended June 30, 2024, compared to a 15.7% year-over-year increase in production costs during the three months ended June 30, 2023. While inflationary pressures continue to persist in the marketplace, we believe the cost increases of leaf tobacco and raw materials are stabilizing. The cost of leaf and raw materials represented approximately 10.3% and 10.2% of Liggett’s cost of sales for the three months ended June 30, 2024 and 2023, respectively.
Tobacco gross profit was $127,320 for the three months ended June 30, 2024 compared to $116,678 for the three months ended June 30, 2023, an increase of $10,642 (9.1%). The increase in gross profit for the three months ended June 30, 2024 was primarily attributable to increases in net pricing offset by a 5.1% decline in unit sales, increased per-unit MSA costs, and increased manufacturing costs. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin increased to 50.6% in the three months ended June 30, 2024 from 48.8% in the three months ended June 30, 2023.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $24,320 and $23,451 for the three months ended June 30, 2024 and 2023, respectively. The increase of $869 was primarily due to increases in sales personnel and inflationary adjustments to compensation partially offset by declines in advertising expenses. Tobacco product liability legal expenses, including settlements and judgments, were $1,997 and $20,133 for the three months ended June 30, 2024 and 2023, respectively. Litigation settlement and judgment expenses for the three months ended June 30, 2023 included the $18,000 Mississippi settlement accrual.
Tobacco operating income. Tobacco operating income was $102,927 for the three months ended June 30, 2024 compared to $75,122 for the three months ended June 30, 2023. The increase of $27,805 (37.0%) was primarily attributable to the absence of the $18,000 Mississippi settlement accrual which was recorded in the 2023 period and increased gross profit partially offset by increases in operating, selling, general and administrative expenses.
Real Estate.
Real Estate operating (loss) income. The Real Estate segment operating loss was $56 for the three months ended June 30, 2024 compared to operating income of $148 for the three months ended June 30, 2023. _______________________
Corporate and Other.
Corporate and Other operating loss. The operating loss at the Corporate and Other segment was $5,085 for the three months ended June 30, 2024 compared to $3,627 for the same period in 2023. The increase was primarily attributable to increased non-cash stock compensation.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Revenues. Total revenues were $696,481 for the six months ended June 30, 2024 compared to $699,807 for the six months ended June 30, 2023. The $3,326 (0.5%) decline in revenues was due to a $3,326 decline in Tobacco revenues.
Cost of sales. Total cost of sales was $462,495 for the six months ended June 30, 2024 compared to $481,270 for the six months ended June 30, 2023. The $18,775 (3.9%) decline in cost of sales was due to a $18,775 decline in Tobacco cost of sales.
Expenses. Operating expenses were $58,419 for the six months ended June 30, 2024 compared to $72,597 for the six months ended June 30, 2023. The $14,178 (19.5%) decline was due to $16,756 decline in Tobacco expenses, primarily related to the decline in litigation settlement and judgement expenses, partially offset by a $2,283 increase in Corporate and Other expense and a $295 increase in Real Estate expenses.

Operating income. Operating income was $175,567 for the six months ended June 30, 2024 compared to $145,940 for the six months ended June 30, 2023 because of an increase in Tobacco operating income of $32,205, partially offset by an increase in Real Estate operating loss of $295 and an increase in Corporate and Other operating loss of $2,283.
Other expenses. Other expenses were $52,499 for the six months ended June 30, 2024 compared to $44,507 for the six months ended June 30, 2023. For the six months ended June 30, 2024, other expenses primarily consisted of interest expense of $54,032 and equity in losses from real estate ventures of $11,934. This was offset by other income of $11,970 and equity in earnings from investments of $1,497. For the six months ended June 30, 2023, other expenses primarily consisted of interest expense of $54,598 and a loss of $181 recognized on the repurchase of the 10.5% Senior Notes. This was offset by other income of $8,411, equity in earnings from real estate ventures of $1,061 and equity in earnings from investments of $800.
Income before provision for income taxes. Income before income taxes was $123,068 and $101,433 for the six months ended June 30, 2024 and 2023, respectively.
Income tax expenses. Income tax expenses were $34,090 for the six months ended June 30, 2024 compared to income tax expense of $28,603 for the six months ended June 30, 2023. Our provision for income taxes in interim periods is based on expected income, statutory rates, nontaxable differences, valuation allowances against deferred tax assets, and tax planning opportunities available to us. For interim financial reporting, we estimate the annual effective income tax rate based on full year projections and apply the annual effective income tax rate against year-to-date pretax income to record income tax expense, adjusted for discrete items, if any. We refine annual estimates as new information becomes available.
Tobacco.
Tobacco revenues. All our Tobacco sales were in the discount category in 2024 and 2023. For the six months ended June 30, 2024, Tobacco revenues were $696,481 compared to $699,807 for the six months ended June 30, 2023. Revenues declined by $3,326 (0.5%) due primarily to a 7.7% (375 million units) decline in unit sales volume and changes in sales mix from the volume increase in Montego and volume declines in our other brands priced in the traditional discount category, partially offset by price increases.
Montego is our largest brand and has increased to approximately 71% of Liggett’s total unit sales for the six months ended June 30, 2024 from approximately 61% for the six months ended June 30, 2023. Montego’s unit volume continues to increase, even as we have been transitioning Montego to an income-based growth strategy through price increases. See “Pricing actions” in Item 2 of the MD&A.
Eagle 20’s is our second-largest brand and its percentage of Liggett’s total unit sales declined to approximately 18% for the six months ended June 30, 2024 from approximately 26% for the six months ended June 30, 2023. Pyramid, Liggett’s third-largest brand, declined slightly to 7% of Liggett’s total unit sales for the six months ended June 30, 2024 compared to 8% for the six months ended June 30, 2023.
Tobacco cost of sales. The major components of our Tobacco cost of sales were as follows:

	Six Months Ended
	June 30,
	2024		2023

Manufacturing overhead, raw materials and labor	$80,026		$80,596
Customer shipping and handling	4,262		4,200
Federal excise taxes, net	226,275		244,568
FDA expense	17,128		16,228
MSA expense, net of market share exemption	134,804	(1)	135,678	(2)
Total cost of sales	$462,495		$481,270
(1) Includes $169 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).
(2) Includes $311 received from a litigation settlement associated with the MSA expense (which reduced cost of sales).

The Tobacco segment’s MSA expense is the most volume-sensitive component (on a per-unit basis) of its cost of sales because, under the terms of the MSA, the Tobacco segment has no payment obligations except to the extent that its U.S. Cigarette market share exceeds 1.93%. We estimate MSA expense based on total U.S. taxable cigarette shipments, our taxable shipments and inflation. Based on assumptions discussed below, we estimated our MSA expense increased to $0.60 per pack for the six months ended June 30, 2024 from our estimate of $0.56 per pack for the six months ended June 30, 2023. (We estimated our MSA expense was $0.56 per pack for the year ended December 31, 2023.)
Due to Liggett and Vector Tobacco’s cost exemption, our MSA expense is impacted by total U.S. taxable cigarette shipments, which declined by 8.6% in 2023. As of June 30, 2024, we estimate taxable shipments in the U.S. will decline by 9.3% in 2024 compared to our estimate as of June 30, 2023 of a decline of 8.0% in 2023. We estimate our 2024 projected annual MSA expense changes by approximately $1,700 for each 1% change in U.S. shipment volumes.
Under the MSA, our market share is computed using taxable shipments which closely resemble shipments from manufacturers to wholesalers. Our market share, computed on a wholesale basis, increased to 5.7% for the six months ended June 30, 2024 from 5.5% for the six months ended June 30, 2023. We believe market share, computed on a wholesale basis, may be affected by irregular industry wholesaler purchasing patterns.
The inflation rate also impacts Liggett’s MSA expense, which is subject to an annual inflation adjustment. The inflation adjustment is the greater of the U.S. CPI rate or 3%. As of June 30, 2024, Liggett’s management assumed an inflation adjustment to MSA expense of 3.9% compared to an assumption of 3.0% as of June 30, 2023. (The actual inflation adjustment to the MSA in 2023 was 4.7%.) Our annual MSA expense increases by approximately $2,600 for each 1% increase in the inflation rate of more than 3%.
In addition to the MSA expense, we could experience inflationary impacts from manufacturing costs. The largest component of Liggett’s manufacturing costs is leaf tobacco and other raw materials. Prior to 2021, Liggett’s raw material costs were relatively flat and had not been impacted by inflation due to declining prices of leaf tobacco as well as efficiencies gained from technological innovation. Since 2021, leaf tobacco and other raw materials costs have been rising. During the six months ended June 30, 2024, Liggett experienced a 4.7% year-over-year increase in leaf tobacco and raw materials (on a per-unit basis) compared to a 17.9% year-over-year increase in leaf tobacco and raw materials during the six months ended June 30, 2023. Further, when including labor costs, manufacturing overhead and shipping costs with leaf tobacco and raw materials, Liggett experienced an 7.7% year over year increase in production costs (on a per-unit basis) during the six months ended June 30, 2024, compared to a 13.3% year-over-year increase in production costs during the six months ended June 30, 2023. While inflationary pressures continue to persist in the marketplace, we believe the cost increases of leaf tobacco and raw materials are stabilizing. The cost of leaf and raw materials represented approximately 10.2% and 10.1% of Liggett’s cost of sales for the six months ended June 30, 2024 and 2023, respectively.
Tobacco gross profit was $233,986 for the six months ended June 30, 2024 compared to $218,537 for the six months ended June 30, 2023, an increase of $15,449 (7.1%). This increase in gross profit for the six months ended June 30, 2024 was primarily attributable to increases in net pricing offset by a 7.7% decline in unit sales, increased per unit MSA costs, and increased manufacturing costs. As a percentage of revenue (excluding Federal Excise Taxes), Tobacco gross profit margin increased to 49.8% for the six months ended June 30, 2024 from 48.0% for the six months ended June 30, 2023.
Tobacco expenses. Tobacco operating, selling, general and administrative expenses, excluding settlements and judgments, were $47,796 for the six months ended June 30, 2024 compared to $46,441 for the six months ended June 30, 2023. The increase of $1,355 was primarily due to increases in sales personnel and inflationary adjustments to compensation, partially offset by decreases in professional fees and travel expenses. Travel expenses for the six months ended June 30, 2024 declined from the prior year period because of the absence of our triennial sales conference in 2024. Tobacco product liability legal expenses, including settlements and judgments, were $4,115 and $22,306 for the six months ended June 30, 2024 and 2023, respectively. Litigation settlement and judgment expenses for the six months ended June 30, 2023 included the $18,000 Mississippi settlement accrual.
Tobacco operating income. Tobacco operating income was $185,926 for the six months ended June 30, 2024 compared to $153,721 for the six months ended June 30, 2023. The increase of $32,205 (21.0%) was primarily attributable to the absence of the $18,000 Mississippi settlement accrual which was recorded in the 2023 period, and increased gross profit.
Real Estate.
Real Estate operating (loss) income. The Real Estate segment operating loss was $85 for the six months ended June 30, 2024 compared to operating income of $210 for the six months ended June 30, 2023.

Corporate and Other.
Corporate and Other loss. The operating loss at the Corporate and Other segment was $10,274 for the six months ended June 30, 2024 compared to $7,991 for the same period in 2023. The increase was primarily attributable to increased non-cash stock compensation.

Summary of Real Estate Investments
We own and seek to acquire investment interests in various domestic real estate projects through debt and equity investments. Our real estate investments primarily include the following projects as of June 30, 2024:

	(Dollars in Thousands. Area and Unit Information in Ones)
	Location	Date of Initial Investment	Percentage Owned (1)	Net Cash Invested (Returned)	Cumulative Earnings (Losses)	Carrying Value as of June 30, 2024	Future Capital Commit- ments from New Valley (2)	Projected Residential and/or Hotel Area		Projected Commercial Space		Projected Number of Residential Lots, Units and/or Hotel Rooms		Actual/Projected Construction Start Date	Projected Construction End Date
Investments in real estate ventures:
111 Murray Street	TriBeCa, Manhattan, NY	May 2013	9.5%	$10,075	$(4,413)	$5,662	$—	330,000	SF	1,700	SF	157	R	September 2014	Completed
87 Park (8701 Collins Avenue)	Miami Beach, FL	December 2013	23.1%	(6,646)	6,646	—	—	160,000	SF	—		70	R	October 2015	Completed
West Hollywood Edition (9040 Sunset Boulevard) (3)	West Hollywood, CA	October 2014	48.5%	18,673	(18,941)	(268)	—	210,000	SF	—		20 190	R H	May 2015	Completed
Monad Terrace (1300 West Ave)	Miami Beach, FL	May 2015	16.8%	7,635	(7,635)	—	—	160,000	SF	—		59	R	May 2016	Completed
Dime (209 Havemeyer St)	Brooklyn, NY	November 2017	16.4%	9,145	(9,145)	—	—	100,000	SF	150,000	SF	177	R	May 2017	Completed
Meatpacking Plaza (44 Ninth Ave)	Meatpacking District, Manhattan, NY	April 2019	16.7%	10,692	(5,016)	5,676	—	—	SF	76,919	SF	15	R	July 2021	Completed
Five Park (500 Alton Road)	Miami Beach, FL	September 2019	38.9%	18,098	4,249	22,347	—	472,000	SF	15,000	SF	234	R	April 2020	November 2024
The Brooklyn Tower (9 DeKalb Avenue)	Brooklyn, NY	April 2019	4.1%	5,000	(5,000)	—	—	450,000	SF	120,000	SF	540	R	March 2019	December 2024
Natura Gardens (17351 NW 94th Court)	Miami, FL	December 2019	77.8%	(1,143)	1,143	—	—	460,000	SF	—		460	R	December 2019	Completed
Ritz-Carlton Villas (4701 Meridian Avenue)	Miami Beach, FL	December 2020	50.0%	(3,688)	3,688	—	—	58,000	SF	—		15	R	October 2020	Completed
2000 N. Atlantic Ave.	Daytona Beach, FL	November 2021	75.0%	4,023	450	4,473	—	TBD						TBD	TBD
Society Nashville (915 Division St)	Nashville, TN	November 2021	39.9%	27,366	4,874	32,240	—	335,000	SF	8,000	SF	502	R	July 2022	November 2025
3621 Collins Ave (4)	Miami Beach, FL	March 2022	1.0%	800	—	800	—	TBD						TBD	TBD
Alchemy Nash Square (303 S. Dawson St)	Raleigh, NC	June 2022	60.2%	8,666	1,076	9,742	—	TBD						TBD	TBD
Aventura View (2999 NE 191st St)	Aventura, FL	June 2022	12.5%	4,084	142	4,226	—	TBD		105,000	SF			N/A	N/A
2261 NE 164th St	North Miami Beach, FL	August 2022	35.0%	4,406	310	4,716	—	TBD						TBD	TBD
353 6th Ave	Brooklyn, NY	January 2023	26.8%	700	55	755	—	5,360	SF	—		4	R	April 2023	Completed
1717 N. Flagler Drive (4)	West Palm Beach, FL	June 2023	N/A	2,500	—	2,500	—
20 N. Ocean Blvd (4)	Pompano Beach, FL	June 2023	N/A	2,500	—	2,500	—
Banyan Cay	West Palm Beach, FL	December 2023	13.5%	3,983	156	4,139	—	187,000	SF	—		150 232	H R	July 2024	December 2025
Condominium and Mixed-Use Development				$126,869	$(27,361)	$99,508	$—

The Park (500 Broadway)	Santa Monica, CA	March 2017	1.5%	$1,270	$(1,270)	$—	$—	245,000	SF	49,000	SF	249	R	N/A	Completed
Riverchase Landing	Hoover, AL	October 2021	50.0%	11,600	(5,315)	6,285	—	746,000	SF	N/A		468	R	N/A	N/A
Apartment Buildings				$12,870	$(6,585)	$6,285	$—

215 Chrystie Street	Lower East Side, Manhattan, NY	December 2012	12.3%	(1,270)	1,270	—	—	246,000	SF	—		367	H	June 2014	Completed
Coral Beach and Tennis Club	Coral Beach, Bermuda	December 2013	49.0%	6,048	(6,048)	—	—	52	Acres	—		101	H	N/A	N/A
The Thompson Central Park (119 W 56th St)	Midtown, Manhattan, NY	July 2019	0.4%	1,000	(995)	5	—	470,000	SF	—		587 99	H R	May 2020	Completed
Hotels				$5,778	$(5,773)	$5	$—

The Plaza at Harmon Meadow	Secaucus, NJ	March 2015	49.0%	$13,535	$(5,874)	$7,661	$—	—	—	219,000	SF	—	—	N/A	N /A
Wynn Las Vegas Retail	Las Vegas, NV	December 2016	1.6%	2,342	6,580	8,922	—	—	—	160,000	SF	—	—	N/A	N/A
Commercial				$15,877	$706	$16,583	$—

Total Carrying Value				$161,394	$(39,013)	$122,381	$—

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
(3) Equity in losses more than the joint ventures' carrying value were $268 as of June 30, 2024, and are classified in Other current liabilities on the condensed consolidated balance sheets.
(4) The 3621 Collins Ave, 1717 N. Flagler Drive and 20 N. Ocean Blvd ventures are measured at cost, less impairment, following the guidance under ASC 821. The investments are included in Other Assets on the condensed consolidated balance sheets.
N/A - Not applicable	SF - Square feet	H - Hotel rooms			TBD -To be determined		R - Residential Units		R Lots - Residential lots

New Valley capitalizes net interest expense into the carrying value of its ventures whose projects were under development. Net capitalized interest costs included in “Carrying Value as of June 30, 2024” were $13,014. This amount is included in the “Cumulative Earnings (Losses)” column in the table above. During the six months ended June 30, 2024, New Valley capitalized $2,424 of interest costs and utilized (reversed) $4,409 of previously capitalized interest in connection with the recognition of equity in (losses) earnings, gains and liquidations from various ventures.

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash increased by $121,527 and $106,326 for the six months ended June 30, 2024 and 2023, respectively.
Cash provided by operations was $215,321 and $218,218 for the six months ended June 30, 2024 and 2023, respectively. The difference related primarily to changes in working capital in our tobacco segment related to the timing of inventory purchases and collection of trade receivables.
Cash used in investing activities was $26,472 and $14,569 for the six months ended June 30, 2024 and 2023, respectively. In the first six months of 2024, cash used in investing activities was for the purchase of investment securities of $53,317, investments in real estate ventures of $5,220, capital expenditures of $3,387, purchase of long-term investments of $2,000, an increase in cash surrender value of life insurance policies of $1,329, and an increase in restricted assets of $15. This was offset by maturities of investment securities of $23,550, distributions from investments in real estate ventures of $10,029, proceeds from the sale or liquidation of long-term investments of $4,750, the sale of investment securities of $427, and paydowns of investment securities of $40. In the first six months of 2023, cash used in investing activities was for the purchase of investment securities of $48,726, capital expenditures of $7,790, investments in real estate ventures of $5,281, purchase of long-term investments of $5,088, an increase in cash surrender value of life insurance policies of $1,109, and an increase in restricted assets of $18. This was offset by maturities of investment securities of $39,764, the sale of investment securities of $9,505, distributions from investments in real estate ventures of $4,109, and paydowns of investment securities of $65.
Cash used in financing activities was $67,322 and $97,323 for the six months ended June 30, 2024 and 2023, respectively. In the first six months of 2024, cash was used for the dividends on common stock of $63,457, the withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting of $3,857, and the repurchase and repayments of debt of $8. In the first six months of 2023, cash was used for the dividends on common stock of $63,200, net repayments of debt under the Credit Agreement of $22,031, the repurchase and repayments of debt of $8,412, and the withholding of shares as payment of payroll tax liabilities in connection with restricted stock vesting and exercise of stock options of $3,680. Repurchases and repayments of debt for the six months ended June 30, 2023 included our repurchase in the market of $8,352 in aggregate principal amount of our 10.5% Senior Notes due 2026 at a price of $8,398 plus accrued interest. The 10.5% Senior Notes that were repurchased have been retired.
We use dividends from our tobacco and real estate subsidiaries, as well as cash and cash equivalents maintained at the corporate level, to fund our significant liquidity commitments at the corporate level (not including our tobacco and real estate operations). These liquidity commitments include cash interest expense of approximately $104,800, dividends on our outstanding common shares of approximately $127,500, which is based on an assumed quarterly cash dividend of $0.20 per share and other corporate expenses and income taxes.
As of June 30, 2024, we had cash and cash equivalents of $390,758 (including $149,154 of cash at Liggett), investment securities and long-term investments, which were carried at $187,772 (see Note 3 to condensed consolidated financial statements). As of June 30, 2024, our investments in real estate ventures were carried at $116,849.
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
Tobacco Litigation. As of June 30, 2024, 16 verdicts were entered in Engle progeny cases against Liggett. Several of these verdicts have been affirmed on appeal and have been satisfied by Liggett. Liggett has paid $40,111, including interest and attorney’s fees, to satisfy the final judgments entered against it. It is possible that additional cases could be decided unfavorably.
Notwithstanding the comprehensive nature of the Engle Progeny Settlements of more than 5,200 cases, six cases remain outstanding. Therefore, we and Liggett may still be subject to periodic adverse judgments that could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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
The 2029 Indenture contains covenants that restrict the payment of dividends if our consolidated earnings before interest, taxes, depreciation and amortization (“Consolidated EBITDA”), as defined in the 2029 Indenture, for the most recently ended four full quarters is less than $75,000. The 2029 Indenture also restricts the incurrence of debt if our Leverage Ratio and our Secured Leverage Ratio, each as defined in the 2029 Indenture, exceed 3.0 to 1.0 and 1.5 to 1.0, respectively. Our Leverage Ratio is defined in the 2029 Indenture as the ratio of our and our guaranteeing subsidiaries’ total debt less the fair market value of our cash, investment securities and long-term investments to Consolidated EBITDA, as defined in the 2029 Indenture. Our Secured Leverage Ratio is defined in the 2029 Indenture in the same manner as the Leverage Ratio, except that secured indebtedness is substituted for indebtedness. The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of June 30, 2024.

	Indenture	June 30, 2024
Covenant	Requirement
Consolidated EBITDA, as defined	$75,000	$418,181
Leverage ratio, as defined	<3.0 to 1	1.9 to 1
Secured leverage ratio, as defined	<1.5 to 1	0.68 to 1

As of June 30, 2024, we were in compliance with all debt covenants related to the 2029 Indenture.
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
The following table summarizes the requirements of these financial tests and the extent to which we satisfied these requirements as of June 30, 2024.

Covenant	Indenture Requirement	June 30, 2024
Consolidated EBITDA, as defined	N/A	$376,610
Fixed charge coverage ratio, as defined	>2.0 to 1	4.62 to 1
Net leverage ratio, as defined	<4.0 to 1	1.8 to 1
Secured leverage ratio, as defined	<3.75 to 1	2.29 to 1
As of June 30, 2024, we were in compliance with all debt covenants related to the 2026 Indenture.
During the six months ended June 30, 2023, we repurchased in the market $8,352 in aggregate principal amount of our 10.5% Senior Notes. All the repurchased 10.5% Senior Notes have been retired.
Guarantor Summarized Financial Information. Vector Group Ltd. (the “Issuer”) and its wholly owned domestic subsidiaries that are engaged in the conduct of its cigarette business (the “Subsidiary Guarantors”) have filed a shelf registration statement for the offering of debt and equity securities on a delayed or continuous basis and we are including this condensed consolidating financial information in connection therewith. Any such debt securities may be issued by us and guaranteed by our Subsidiary Guarantors. New Valley and any of its subsidiaries (the “Nonguarantor Subsidiaries”) will not guarantee any such debt securities. Both the Subsidiary Guarantors and the Nonguarantor Subsidiaries are wholly owned by the Issuer. The Condensed Consolidating Balance Sheet as of June 30, 2024 and the related Condensed Consolidating Statements of Operations for the six months ended June 30, 2024 of the Issuer, Subsidiary Guarantors and Nonguarantor Subsidiaries are set forth in Exhibit 99.2.
Presented herein are the Summarized Combined Balance Sheets as of June 30, 2024 and December 31, 2023 and the related Summarized Combined Statements of Operations for the six months ended June 30, 2024 for the Issuer and the Subsidiary Guarantors (collectively, the “Obligor Group”). The summarized combined financial information is presented after the elimination of: (i) intercompany transactions and balances among the Obligor Group, and (ii) equity in earnings from and investments in the Nonguarantor Subsidiaries.

Summarized Combined Balance Sheets:

	June 30, 2024	December 31, 2023
Assets:
Current assets	$694,123	$524,309
Noncurrent assets	280,364	276,784
Intercompany receivables from Nonguarantor Subsidiaries	2,980	2,854

Liabilities:
Current liabilities	295,519	160,199
Noncurrent liabilities	1,496,324	1,500,525

Summarized Combined Statements of Operations:

	Six Months Ended
	June 30,
	2024	2023
Revenues	$696,481	$699,807
Cost of sales	462,495	481,270
Operating income	175,765	145,885
Net income	98,142	72,072

Liggett Credit Facility. Liggett, Maple and Vector Tobacco are party to the Credit Agreement with Wells Fargo, as agent and lender, which provides a maximum credit line of $90,000 and matures on March 22, 2026. As of June 30, 2024, there was no outstanding balance due under the Credit Agreement. Availability as determined under the Credit Agreement was approximately $89,600 based on eligible collateral on June 30, 2024. As of June 30, 2024, Liggett was in compliance with all covenants under the Credit Agreement; Liggett’s EBITDA, as defined, were $384,585 for the last twelve months ended June 30, 2024. Loans under the Credit Agreement bear interest at a rate equal to, at the borrower’s option, (a) the base rate, (b) Term SOFR for the applicable interest period plus 2.25% or (c) Daily Simple SOFR plus 2.25%, where “SOFR” means the Secured Overnight Financing Rate. The interest rate as of June 30, 2024 was 7.56%. An unused line fee is also payable on the average undrawn commitments at a rate of 0.25%, regardless of the amount borrowed under the facility.
Anticipated Liquidity Obligations. We and our subsidiaries have significant indebtedness and debt service obligations. As of June 30, 2024, we and our subsidiaries had total outstanding indebtedness of approximately $1,393,700. Of this amount, $875,000 comprised the outstanding amount under our 5.75% Senior Secured Notes due 2029, and $518,692 comprised the outstanding amount under our 10.5% Senior Notes due 2026. There is a risk that we will not be able to generate sufficient funds to repay our debt. If we cannot service our fixed charges, it would have a material adverse effect on our business and results of operations.
We believe that our cigarette operations are a positive cash-flow-generating unit and will continue to be able to sustain its operations without any significant liquidity concerns. We had cash and cash equivalents of approximately $390,800, investment securities at fair value of approximately $141,000, long-term investments with an estimated value of approximately $46,800, and availability under Liggett’s Credit Agreement of approximately $89,600 on June 30, 2024. We currently anticipate that these amounts, as well as expected cash flows from our operations, proceeds from public and/or private debt and equity financing to the extent available, management fees and other payments from subsidiaries should be sufficient to meet our liquidity needs over the next 12 months.
We continue to evaluate our capital structure and current market conditions related to our capital structure. During the six months ended June 30, 2023, we repurchased in the market $8,352 in aggregate principal amount of our 10.5% Senior Notes for a purchase price of $8,398. The 10.5% Senior Notes that were repurchased have been retired. Depending on market conditions, we may utilize our cash, investment securities and long-term investments to repurchase additional amounts of our 10.5% Senior Notes in open-market purchases or privately negotiated transactions.

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

Off-Balance Sheet Arrangements
We have various agreements in which we may be obligated to indemnify the other party with respect to certain matters. Generally, these indemnification clauses are included in contracts arising in the normal course of business under which we customarily agree to hold the other party harmless against losses arising from a breach of representations related to such matters as title to assets sold and licensed or certain intellectual property rights. Further, our obligations under these arrangements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by us. It is not possible to predict the maximum potential number of future payments under these indemnification agreements due to the conditional nature of our obligations and the unique facts of each particular agreement. Historically, payments made by us under these agreements have not been material. As of June 30, 2024, we were not aware of any indemnification agreements that would or are reasonably expected to have a current or future material adverse impact on our financial position, results of operations or cash flows.
We have a leaf inventory management program whereby, among other things, we are committed to purchase certain quantities of leaf tobacco. The purchase commitments are for quantities not exceeding anticipated requirements and are at prices, including carrying costs, established at the commitment date. As of June 30, 2024, Liggett had tobacco purchase commitments of approximately $31,363. We have a single source supply agreement for reduced ignition propensity cigarette paper through 2025.
Future machinery and equipment purchase commitments at Liggett were $6,100, including $3,700 for factory modernization as of June 30, 2024.

Market Risk
We are exposed to market risks principally from fluctuations in interest rates, foreign currency exchange rates and equity prices. We seek to minimize these risks through our regular operating and financing activities and our long-term investment strategy. Our market risk management procedures cover all market risk sensitive financial instruments.
As of June 30, 2024, there was no outstanding balance due on the Liggett Credit Agreement which also has variable interest rates. As of June 30, 2024, we had no interest rate caps or swaps. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), our annual interest expense could increase or decline by approximately $0.
We held debt securities available for sale totaling $102,849 as of June 30, 2024. See Note 3 to our condensed consolidated financial statements. Adverse market conditions could have a significant impact on the value of these investments. Based on a hypothetical 100 basis point increase or decline in interest rates (1%), the fair value of our debt securities available for sale could decrease or increase by approximately $878.
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

Equity Security Price Risk

As of June 30, 2024, we held various investments in equity securities with a total fair value of $67,569, of which $38,134 represents mutual funds that invest in debt securities and other equity securities at fair value and $29,435 represents long-term investment securities at fair value. The latter securities represent long-term investments in various investment partnerships. These investments are illiquid and their ultimate realization is subject to the performance of the underlying entities. See Note

3 to our condensed consolidated financial statements for more details on equity securities at fair value and long-term investment securities at fair value. The impact to our condensed consolidated statements of operations related to equity securities fluctuates based on changes in their fair value.
We record changes in the fair value of equity securities in net income. To the extent that we continue to hold equity securities, our operating results may fluctuate significantly. Based on our equity securities held as of June 30, 2024, a hypothetical decrease of 10% in the price of these equity securities would reduce the fair value of the investments and, accordingly, our net income by approximately $6,757.

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
Significant Regulatory Issues – Graphic Health Warning Labels
In March 2024, the U.S. Court of Appeals ruled that FDA’s required graphic warning labels did not violate the First Amendment, overturning a December 2022 district court ruling. The Court of Appeals has returned the case to U.S. District Judge in Texas to assess whether the FDA rule violated federal administrative law. The plaintiffs plan to file a petition for Writ of Certiorari for review of their First Amendment argument with the U.S. Supreme Court by August 19, 2024.
Menthol and Flavorings
On May 4, 2022, FDA published a proposed rule to prohibit menthol as a characterizing flavor in cigarettes. For the last twelve months ended June 30, 2024, approximately 22% of our cigarette unit sales were menthol flavored. FDA had been expected to adopt a final rule in 2024. Once a final rule is published, it ordinarily would not be expected to take effect until at least one year after the date of publication. In addition, if litigation is brought against FDA’s menthol regulation, the effective date may be extended further. On April 26, 2024, U.S. Department of Health and Human Services Secretary Xavier Becerra announced an indefinite delay in the publication of a final rule banning menthol cigarettes. We cannot predict how a tobacco product standard or a restriction on the sale and distribution of tobacco products with menthol, if ultimately issued by FDA, will impact product sales, or whether it will have a material adverse effect on Liggett or Vector Tobacco.

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

Further information on the risks and uncertainties to our business includes the risk factors discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission.
Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, there is a risk that these expectations will not be attained and that any deviations will be material. The forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any of these statements to reflect events or circumstances occurring after the date of this report. New factors may emerge, and it is not possible to predict all factors that may affect our business and operations.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities of ours which were not registered under the Securities Act have been issued or sold by us during the three months ended June 30, 2024.

Issuer Purchase of Equity Securities

Our purchases of our common stock during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	—	$—		—	—
May 1 to May 31, 2024	41,529	10.90	(1)	—	—
June 1 to June 30, 2024	—	—		—	—
Total	41,529	$10.90		—	—

(1) Represents withholdings of shares as payment of payroll tax liabilities incident to the vesting of certain employees’ shares of restricted stock. The shares purchased were immediately canceled.

ITEM 5.         OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

In the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K. However, certain of our officers or directors have made, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements.

ITEM 6.    EXHIBITS:

22.1	List of Subsidiary Guarantors.

31.1	Certification of Chief Executive Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Exchange Act Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 32.1	Certifications of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certain Legal Proceedings.

99.2	Condensed Consolidating Financial Statements of Vector Group Ltd.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (the cover page tabs are embedded within the Inline XBRL document).
* Furnished herewith. These exhibits shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VECTOR GROUP LTD.
(Registrant)

By: /s/ J. Bryant Kirkland III
J. Bryant Kirkland III
Senior Vice President, Treasurer and
Chief Financial Officer
Date:	August 2, 2024